Form 10-K
period 2002-09-30
STERLING CHEMICAL INC
filed 2002-12-16
CIK 1014669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                      COMMISSION FILE NUMBER 333-04343-01
                             ---------------------
                            STERLING CHEMICALS, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0502785
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        incorporation or organization)
         1200 SMITH STREET SUITE 1900                          (713) 650-3700
          HOUSTON, TEXAS 77002-4312            (Registrant's telephone number, including area
                                                                   code)
   (Address of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     None                                           None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of class)

    Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]
    On December 6, 2002 the registrant's Chapter 11 Plan of Reorganization was, in part, implemented through a merger of Sterling Chemicals Holdings, Inc. with and into Sterling Chemicals, Inc. The old shares of common stock were cancelled and new shares of common stock were authorized and part of the new shares issuable under the Plan of Reorganization were issued. As of December 9, 2002, Sterling Chemicals, Inc. had 65,000 shares of common stock outstanding. As of such date, the aggregate value of such common stock, based upon the value of the expected equity contribution pursuant to these companies' confirmed Plan of Reorganization, was approximately $897,000.
    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [X].

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [X]    No [ ].

    DOCUMENTS INCORPORATED BY REFERENCE: None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
          Important Information Regarding this Form 10-K..............    2

                                   PART I
Item 1.   Business....................................................    4
            Recent Developments.......................................    4
            Business Strategy.........................................    6
            Industry Overview.........................................    7
            Product Summary...........................................   10
            Products..................................................   11
            Sales and Marketing.......................................   13
            Contracts.................................................   14
            Raw Materials for Products and Energy Resources...........   16
            Technology and Licensing..................................   18
            Competition...............................................   19
            Environmental Matters.....................................   19
            Employees.................................................   23
            Insurance.................................................   23
Item 2.   Properties..................................................   24
Item 3.   Legal Proceedings...........................................   24
Item 4.   Submission of Matters to Vote of Security Holders...........   25

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   26
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   27
            Overview..................................................   27
            Liquidity and Capital Resources...........................   32
            Critical Accounting Policies, Use of Estimates and
          Assumptions.................................................   37
            New Accounting Standards..................................   38
            Certain Known Events, Trends, Uncertainties and Risk
          Factors.....................................................   39
            Results of Operations.....................................   43
            Comparison of Fiscal 2002 to Fiscal 2001..................   43
            Comparison of Fiscal 2001 to Fiscal 2000..................   45
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   47
Item 8.   Financial Statements and Supplementary Data.................   49
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  121

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........  121
Item 11.  Executive Compensation......................................  127
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  136
Item 13.  Certain Relationships and Related Transactions..............  136
Item 14.  Controls and Procedures.....................................  136

                                  PART IV
Item 15.  Exhibits, Consolidated Financial Statement Schedules and
          Reports on Form 8-K.........................................  136

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-K

     Readers should consider the following information as they review this Form 10-K.

PRESENTATION OF FINANCIAL STATEMENTS

     This Form 10-K includes four separate sets of financial statements and related notes:

     - The first set of financial statements and related notes present the consolidated financial position, results of operations and cash flows of Sterling Chemicals, Inc. ("Chemicals," together with its subsidiaries, unless otherwise indicated, Chemicals and its subsidiaries are collectively referred to as "we," "our," "ours" and "us"). On December 6, 2002, Sterling Chemicals Holdings, Inc. ("Holdings"), the sole holder of all the outstanding common stock of Chemicals, was merged with and into Chemicals. On December 11, 2002, Holdings filed a Form 15 and, as of that date, was no longer required to file periodic or other reports under the Securities and Exchange Act of 1934 with the SEC. Certain pro forma financial information related to this merger is presented in the financial statements of Chemicals contained in this Form 10-K.

     - The second set of financial statements and related notes present the combined financial position, results of operations and cash flows of the Guarantors (as defined below) and their subsidiaries (discussed below).

     - The third and fourth sets of financial statements and related notes present the consolidated financial position, results of operations and cash flows of Sterling Canada, Inc. and its subsidiaries ("Sterling Canada") and the financial position, results of operations and cash flows of Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), our two significant subsidiaries whose securities have been pledged to secure a series of debt securities issued by Chemicals.

Under SEC rules, specified financial information is required to be provided with respect to subsidiaries of an issuer of debt securities that guarantee the repayment of those debt securities. In July 1999, Chemicals issued $295 million of its 12 3/8% Senior Secured Notes due 2006 (the "12 3/8% Notes"). The obligations of Chemicals related to the 12 3/8% Notes were guaranteed by most of its subsidiaries incorporated in the United States (the "Guarantors"). In addition, all of the capital stock of each of the Guarantors was pledged to secure the repayment of the 12 3/8% Notes. Finally, 65% of the capital stock of three of Chemicals' subsidiaries incorporated outside of the United States was pledged to secure the repayment of the 12 3/8% Notes, but these subsidiaries did not guarantee the repayment of the 12 3/8% Notes. In order to comply with these SEC rules, the financial statements of the Guarantors, each of which guaranteed the repayment of the 12 3/8% Notes, and the financial statements of Sterling Canada and Sterling Pulp, our significant subsidiaries whose securities are pledged to secure the repayment of the 12 3/8% Notes, are included with this Form 10-K. The financial statements of the Guarantors are included in this Form 10-K under Item 8, and the financial statements of Sterling Canada and Sterling Pulp are filed as exhibits to this Form 10-K. However, under our plan of reorganization, the 12 3/8% Notes will be cancelled and thus there would be no expectation of Guarantor financial statements in the future.

FORWARD-LOOKING STATEMENTS

     This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-K, including without limitation the statements under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Qualitative and Quantitative Disclosure about Market Risk" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments and other statements identified by such words as "expects," "projects," "plans" and similar expressions, are forward-looking statements. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include developments in our Chapter 11 proceedings, the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, our high financial leverage, petitions or motions filed or actions taken in connection with our bankruptcy proceedings, the availability of skilled personnel and our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Known Events, Trends, Uncertainties and Risk Factors."

SUBSEQUENT EVENTS

     All statements contained in this Form 10-K, including the forward-looking statements discussed above, are made as of December 13, 2002, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-K to the extent such information is affected or impacted by events, circumstances or developments occurring after December 13, 2002 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information and disclaim any responsibility to do so.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-K describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

FISCAL YEAR

     We keep our books of record and accounts based on annual accounting periods ending on September 30 of each year. Accordingly, all references in this Form 10-K to a particular fiscal year refer to the twelve calendar-month period ending on September 30 of that year.

                                     PART I

ITEM 1.  BUSINESS

     We were organized as a Delaware corporation in 1986 and have our principal executive offices in Houston, Texas. We, together with our subsidiaries, own or operate facilities for the manufacture of eight commodity petrochemicals at our Texas City, Texas plant. We also currently manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and a plant in Valdosta, Georgia and acrylic fibers at our plant near Pensacola, Florida. At our Texas City facility, we have production capacity for styrene, acrylonitrile, acetic acid, plasticizers, methanol, tertiary butylamine ("TBA"), sodium cyanide and disodium iminodiacetic acid ("DSIDA"). We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We currently produce specialty textile fibers and technical fibers at our acrylic fibers facility, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and our Valdosta facility. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We also license, engineer and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of our pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills. Under our plan of reorganization (the "Plan"), our pulp chemicals business and acrylic fibers business will be sold.

RECENT DEVELOPMENTS

  CHAPTER 11 PROCEEDINGS

     On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in debtor-in-possession financing (the "DIP Financing"). At September 30, 2002, the total credit available under the DIP Financing was limited to $139.1 million due to borrowing base restrictions under the current assets revolver portion of the DIP Financing. At September 30, 2002, $57.2 million was drawn under the fixed assets revolver portion of the DIP Financing and there were no borrowings outstanding under the current assets revolver. In addition, approximately $3.6 million of letters of credit were outstanding under the current assets revolver leaving, at September 30, 2002, unused borrowing capacity under the DIP Financing of approximately $78.3 million.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused the Debtors' export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. Chapter 11 is designed to permit debtors to preserve cash and to give debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors assumed favorable pre-petition contracts and leases, rejected unfavorable pre-petition contracts and leases and entered into purchase and sale agreements to otherwise dispose of assets. Most of these actions will be consummated on or before the effective date of the Plan.

     The consummation of the Plan is the primary objective of the Debtors. On May 14, 2002, the Debtors filed the Plan with the Bankruptcy Court, along with an accompanying Disclosure Statement. As a result of negotiations among the key creditor constituencies in the Chapter 11 cases, including Resurgence Asset Management, L.L.C. ("Resurgence"), the single largest unsecured creditor and a proposed equity investor in the reorganized company, a revised Plan and Disclosure Statement were filed with the Bankruptcy Court on September 13, 2002. The Plan and the Disclosure Statement were further revised on October 7, 2002 and October 11, 2002, in connection with the hearing in the Bankruptcy Court to consider the adequacy of the Disclosure Statement. On October 11, 2002, the Bankruptcy Court issued an order approving the Disclosure Statement and authorizing the Debtors to commence the process of soliciting votes to accept or reject the Plan and established a confirmation objection and voting deadline of November 13, 2002. The approval of the Disclosure Statement and the authorization to commence the solicitation of votes was made subject to the conduct of an alternative plan process. As part of that process, alternative plan proposals were required to be submitted by no later than October 28, 2002. However, no such proposals were received by the deadline. The Plan was approved by a large percentage of votes cast and, on November 20, 2002, the Plan was confirmed by the Bankruptcy Court.

     The Plan provides for the sale of the Debtors' pulp chemicals business to Superior Propane Inc. ("Superior"), for the transfer of the Debtors' acrylic fibers business pursuant to a management buyout for little or no consideration effective upon consummation of the Plan and for the continuation of the Debtors' core petrochemicals business, as restructured under the Plan. A portion of the net proceeds from the sale of the pulp chemicals business, $80 million, will remain with the Debtors and will be used to fund the Debtors' obligations under the Plan and to support future operations of the restructured petrochemicals business. The remaining net proceeds will be allocated to the holders of the 12 3/8% Notes, who will also receive approximately $93 million in secured notes in satisfaction of their claims. As part of the Plan, on December 6, 2002, Holdings was merged into Chemicals. Holdings' classes of equity interests were cancelled, and the holders of Holdings' 13 1/2% Senior Secured Discount Notes were issued 65,000 shares of new common stock of Chemicals. On the effective date of the Plan, these shares will constitute 1.3% of the common equity interests in Chemicals. Unsecured creditors and stockholders of Holdings will not receive any distribution under the Plan due to their structural subordination and the absence of assets at Holdings. Unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which include holders of Chemicals' 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, will receive a pro rata share of 11.7% of the new Chemicals' shares of common stock to be issued pursuant to the Plan, thereby participating in the common equity ownership of the restructured petrochemicals business, along with Resurgence and its affiliated client accounts (the "Investor"). The Investor has agreed to provide equity funding of $30 million in exchange for certain new preferred equity interests in the reorganized company and to underwrite an additional $30 million of equity funding through a rights offering for common equity interests in the reorganized company. All, or a portion of, certain unsecured claims will be paid if contracts associated with these claims are assumed pursuant to the Plan. Following the satisfaction or waiver of certain conditions, we expect the Plan to become effective on or before December 31, 2002, at which time the Debtors will emerge from Chapter 11.

     The Debtors have received an exit financing commitment from The CIT Group/Business Credit, Inc. for a $100 million secured revolving credit facility for the restructured petrochemicals business (the "Revolver"). We are in the process of finalizing this agreement and it is expected to close contemporaneously with our emergence from Chapter 11. The DIP Financing will be retired upon our emergence from Chapter 11.

  CERTAIN BANKRUPTCY IMPLICATIONS

     The Debtors have continued to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financing, require approval by the Bankruptcy Court.

     Emergence from Chapter 11 in accordance with the Plan is dependent upon several factors, including:

     - consummation of the sale of the Debtors' pulp chemicals business to Superior;

     - transfer of the Debtors' acrylic fibers facility pursuant to a management buyout;

     - receipt of investment funds from Resurgence and

     - finalization of the Revolver.

While we can provide no assurances, we believe that we will satisfactorily complete these items and emerge from Chapter 11.

     The ability of the Debtors to continue as a going concern is dependent upon the Debtors' emergence from Chapter 11 with the capital structure contemplated under the Plan. As the Debtors' can give no assurance that they will accomplish any of the foregoing, there is substantial doubt about Chemicals' and the Debtors' ability to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequence of the bankruptcy proceedings and do not include any adjustments that might result from the outcome of the going concern uncertainty.

  ADOPTION OF FRESH START ACCOUNTING

     Upon emerging from Chapter 11, the Debtors will implement fresh start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of the Debtors will be allocated to its assets and liabilities, its accumulated deficit will be eliminated and new equity will be issued according to the Plan. In addition, changes in accounting principles that become effective within the twelve months following the adoption of fresh start accounting will be adopted. We are still evaluating the impact of adopting fresh start accounting. However, we anticipate that the adoption of fresh start accounting will have a material effect on our financial statements because of the revised valuation of the reorganized company, the allocation of reorganization value to the assets and liabilities of the reorganized company, the disposition of our pulp chemicals and acrylic fibers businesses and the potential adoption of new accounting standards upon our emergence from Chapter 11.

     The Plan contemplates the infusion of $60 million of new equity capital in exchange for 87% of the equity of the reorganized company. Based upon this cash transaction, we anticipate that the estimated equity value for the reorganized company at the effective date of the Plan will be approximately $69 million.

  OTHER DEVELOPMENTS

     On May 1, 2002, the collective bargaining agreement covering most of the hourly employees at our Texas City facility expired. On June 7, 2002, we locked out our union employees, numbering about 215, after several weeks of unsuccessful negotiations with the union leadership and after a majority of the union members voted not to accept our final proposal. During the lockout, the Texas City facility was operated, without interruption or loss of production, by our salaried personnel and contract workers. On October 1, 2002, a new agreement covering approximately 200 employees was signed and is subject to renegotiation in April 2004. The lockout had no material adverse effect on our business, financial position, results of operations or cash flows.

BUSINESS STRATEGY

     Our objectives are to improve our capital structure as we emerge from bankruptcy, to be a high quality producer of chemicals, to maintain a strong market position, to continuously improve our cost performance in all of our major products and to provide superior customer service. The Debtors'

Chapter 11 case was filed, in part, to improve the Debtors' capital structure. In addition, our management team has adopted the following strategies in pursuit of these objectives:

     - continue to improve our cost structure;

     - pursue improvements to our businesses and facilities through expansions, upgrades and strategic alliances; and

     - optimize capacity utilization rates through long-term supply arrangements.

The cyclicality of the markets for our primary products, however, subjects these markets to periods of overcapacity accompanied by lower prices and profit margins. In addition, the instruments governing the DIP Financing and the financing agreement entered into by our principal Canadian subsidiary, Sterling Pulp, Ltd., with CIT Business Credit Canada, Inc., limit our ability to incur additional debt. Upon emergence, our new senior secured notes and the Revolver will continue to restrict our ability to incur debt. These and other factors, including our Chapter 11 filings, limit our ability to successfully implement our business strategy.

INDUSTRY OVERVIEW

  PETROCHEMICALS

     Styrene. Current global styrene annual capacity is approximately 52 billion pounds. Current total North American annual styrene capacity is approximately 15 billion pounds. As is the case with other petrochemicals, the styrene market from time to time experiences periods of strong demand, resulting in tight supply and high prices and margins. This tight balance in supply and demand often results in new capacity additions. In most cases, incremental capacity comes in the form of large new plants or major expansions of existing facilities. As this new capacity comes on line, it often exceeds current demand growth and results in a decline in prices and margins.

     Following a period of strong demand growth and high utilization rates from 1994 to 1996, several major petrochemical producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the economic growth rate in the Far East, prompting petrochemicals customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene.

     During fiscal 2000, styrene prices and margins increased significantly from levels experienced in fiscal 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins peaked in April 2000 at a published spot price of $0.48 per pound and decreased over the second half of 2000.

     During fiscal 2001, U.S. and world economies experienced a general slowdown which negatively impacted demand for most petrochemicals. Raw material and energy costs spiked upward during the first half of fiscal 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion for most of their products. Due to these conditions, many U.S. Gulf Coast petrochemicals producers, including us, reduced production levels. During the second half of fiscal 2001, raw material and energy costs began to moderate, although demand remained weak due to the continued economic slowdown.

     Demand for styrene, relative to supply, increased late in the second quarter of fiscal 2002 due to a variety of factors, including economic improvements in the U.S. manufacturing sector, global restocking of low inventory levels and styrene plant shutdowns attributable to scheduled maintenance and operating problems at several of our competitors. These factors led to an increase in spot prices for styrene reported on a month-end, industry-wide basis, from $0.17 per pound in January 2002 to as high as $0.40 per pound in March 2002. Thereafter, reported month-end spot prices for styrene ranged from $0.26 per pound to $0.34 per pound, with September 2002 spot prices reported at $0.29-0.30 per pound. Styrene cash margins for spot sales turned positive in February 2002 and continued positive during the remainder of fiscal 2002. Styrene cash margins for spot sales are expected to decline, but still remain positive, in the first quarter of fiscal 2003 as plants in North America that were down for maintenance repairs during the previous quarter resume operations. We cannot predict future increases or decreases in styrene prices and margins.

     Acrylonitrile. Current global acrylonitrile capacity is approximately 13 billion pounds per year. The acrylonitrile market exhibits similar characteristics to those of styrene regarding capacity utilization, selling prices and profit margins. Moreover, as a high percentage of our acrylonitrile sales are made in the export market, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to customers in China. During 1996, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile, resulting in high prices and margins. High utilization rates and prices prompted many major producers to announce new capacity increases and approximately 1.5 billion pounds of capacity increases came on line between 1996 and 2000. As new acrylonitrile capacity in the U.S. and Asia came on line, demand growth in Asian markets weakened, causing acrylonitrile prices and margins to decrease significantly from 1996 through 1999. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several of our competitors and generally low inventory levels.

     Due to the startup of new acrylonitrile plants in the U.S. and Taiwan, a general slowdown of U.S. and world economies, and higher raw material and energy costs, acrylonitrile prices and margins weakened significantly in fiscal 2001. As a result, we rescheduled maintenance turnaround work at our Texas City acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that made it commercially impracticable to operate our acrylonitrile and other nitriles production units, and that served as the basis for our decision to advance the timing of the turnaround, persisted beyond the completion of this maintenance turnaround work. Consequently, we elected to postpone restarting our acrylonitrile facilities and other nitriles production units until it is commercially practicable to operate these facilities. Our other nitriles production units include the sodium cyanide, TBA and DSIDA production units, all of which are dependent on the acrylonitrile facilities for feedstocks. Market conditions for acrylonitrile improved during the second half of fiscal 2002 and, while the additional supply of acrylonitrile may negatively impact the market, the restart of our acrylonitrile facilities and other nitriles production units, other than TBA and DSIDA, is projected for the second quarter of fiscal 2003, although that restart is subject to a number of factors, the occurrence of which cannot be assured. The DSIDA production unit is projected for restart during the third quarter of fiscal 2003, subject to certain conditions, including the restart of our acrylonitrile unit. However, we are currently litigating in Bankruptcy Court the assumption of the contracts governing DSIDA production and related cure costs. Until the litigation is completed, it is unknown whether the contracts will be assumed and the DSIDA unit started. Our conversion agreement with Flexsys America L.P. ("Flexsys") for the production of TBA terminated on December 31, 2001. At this time, we are unable to operate the unit profitably as a producer of TBA, and we are unable to identify an alternate product that can be produced with the equipment.

     Acetic Acid. We have an agreement with BP Chemicals, Inc. ("BP Chemicals") pursuant to which we sell all of our acetic acid production to BP through 2016. This agreement will be assumed on modified terms upon our emergence from Chapter
11. Current North American acetic acid capacity is approximately 6 billion pounds per year. Several capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit in Texas City from 800 million pounds of rated annual production capacity to one billion pounds. In addition, in late 2000, BP Chemicals and Celanese AG began operating 880 million-pound and 1,100 million-pound acetic acid production units in Malaysia and Singapore, respectively. The capacity additions were somewhat offset by a 1,600 million pound global capacity reduction due to the shutdown of various outdated plants from 1999 through 2001. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand.

     Plasticizers. We have an agreement with BASF Corporation ("BASF") pursuant to which we sell all of our plasticizers production to BASF through 2007. Our plasticizers are produced from linear alpha-olefins (an ethylene-based technology), while many of our competitors use propylene-based technology. Our plasticizers typically receive a premium over certain propylene-based products due to their performance enhancing properties. However, the financial performance of our business can be affected by the cost of underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products.

     Acrylic Fibers. In fiscal 2001, we withdrew from the traditional commodity textile business and significantly reduced our operations and staffing at our acrylic fibers plant in Santa Rosa, Florida. The decision came after our rationalization and cost reduction programs failed to return this business to profitable levels. We made this reduction due to extremely difficult operating conditions facing the domestic acrylic textile industry, including conditions caused by the importation of finished goods by offshore producers and higher domestic energy and raw materials costs. We continue to produce our specialty textile fibers and technical fibers products at this facility. As part of the Plan, our acrylic fibers business will be transferred to existing local management of that business in a management buyout for little or no consideration upon our emergence from Chapter 11.

  PULP CHEMICALS

     Sodium Chlorate. Historically, sodium chlorate has also experienced cycles in capacity utilization, selling prices and profit margins, although not to the extremes seen in the petrochemicals markets. Since 1990, North American demand for sodium chlorate has grown at an average annual rate of approximately 7%, as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. Substitution of chlorine dioxide for elemental chlorine is driven primarily by environmental concerns. Chlorine dioxide is produced from sodium chlorate, which is our primary pulp chemicals product. Under the U.S. Environmental Protection Agency's "Cluster Rules," effective April 2001, elemental chlorine cannot be used in bleaching applications, which has resulted in increased substitution of chlorine dioxide for elemental chlorine by the North American pulp and paper industry.

     In 1999, demand for sodium chlorate did not increase at historical rates due to weak market conditions and lower operating rates in the pulp and paper industry. In addition, new sodium chlorate production capacity was added while implementation of the Cluster Rules was delayed. However, during fiscal 2000, 2001 and 2002, average sodium chlorate prices increased due to improved operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. The industry average market price (as reported by Chemical Week Associates) increased by approximately 10% from fiscal 2000 to fiscal 2001 and increased approximately 4% from fiscal 2001 to fiscal 2002. We, together with two other companies, collectively account for more than 65% of North American sodium chlorate production capacity. As part of the Plan, our pulp chemicals business will be sold to Superior upon our emergence from Chapter 11.

PRODUCT SUMMARY

     The following table summarizes our principal products, including our capacity, primary end uses, raw materials and major competitors for each product. "Capacity" represents rated annual production capacity at September 30, 2002, which is calculated by estimating the number of days in a typical year a production facility is capable of operating after allowing for downtime for regular maintenance and multiplying that number by an amount equal to the facility's optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect whether the facility is presently operating at capacity.

STERLING PRODUCT
(CAPACITY)             INTERMEDIATE PRODUCTS   PRIMARY END PRODUCTS        RAW MATERIALS         MAJOR COMPETITORS
----------------       ---------------------   ---------------------   ---------------------   ---------------------
PETROCHEMICALS
Styrene                Polystyrene, ABS/SAN    Building products,      Ethylene and benzene    Dow Chemical Company,
(1.7 billion pounds    resins, styrene         boat and automotive                             Lyondell Chemical
per year)              butadiene latex and     components,                                     Company, BP Chemicals
                       unsaturated polyester   disposable cups and                             Inc., Chevron
                       resins                  trays, packaging and                            Phillips Chemical
                                               containers,                                     Company, Shell
                                               housewares, tires,                              Chemicals, Inc.,
                                               audio and video                                 Cos-Mar (a joint
                                               cassettes, luggage,                             venture of General
                                               children's toys,                                Electric Company and
                                               paper coating,                                  FINA Inc.) and Nova
                                               appliance parts and                             Corporation
                                               carpet backing
Acrylonitrile          Acrylic fibers and      Apparel, furnishings,   Ammonia and propylene   BP Chemicals Inc.,
(740 million pounds    ABS/SAN resins          upholstery, household                           Cytec Industries
per year)                                      appliances, carpets                             Inc., E.I. du Pont de
                                               and plastics for                                Nemours and Company,
                                               automotive parts                                Asahi Chemical
                                               using ABS and SAN                               Industry Company,
                                               polymers                                        Ltd., Solutia Inc.,
                                                                                               Tae Kwang, Formosa
                                                                                               Plastics, CPDC and
                                                                                               DSM
Acrylic Fibers         N/A                     Apparel, fleece,        Acrylonitrile, vinyl    Solutia, Inc., Cydsa,
(150 million pounds                            hosiery, sweaters,      acetate, sodium         S.A. de C.V. and
per year)                                      pile fabrics, outdoor   thiocyanate, sodium     Bayer AG
                                               furniture, friction     bisulfate and finish
                                               materials, gaskets,     oil
                                               specialty papers and
                                               non-wovens
Acetic Acid            Vinyl acetate,          Adhesives, PET          Methanol and carbon     Celanese AG, Eastman
(1 billion pounds per  terephthalic acid,      bottles, fibers and     monoxide                Chemical Company and
year)                  and acetate solvents    surface coatings                                Millennium Chemicals
                                                                                               Inc.
Methanol               Acetic acid, MTBE and   Adhesives, surface      Natural gas and steam   Methanex Corporation,
(150 million gallons   formaldehyde            coatings, gasoline                              Lyondell Methanol
per year)                                      oxygenate and octane                            Company, L.P.,
                                               enhancer and plywood                            Celanese AG and Terra
                                               adhesives                                       Industries
Plasticizers           Flexible polyvinyl      Flexible plastics,      Alpha-olefins, carbon   ExxonMobil
(280 million pounds    chloride (PVC)          such as shower          monoxide, hydrogen,     Corporation, Sunoco
per year)                                      curtains and liners,    and orthoxylene         Chemicals and Eastman
                                               floor coverings,                                Chemical Company
                                               cable insulation,
                                               upholstery and
                                               plastic molding
TBA (21 million        N/A                     Pesticides, solvents,   Isobutylene, sulfuric   BASF Corporation and
pounds per year)                               pharmaceuticals and     acid, caustic soda      Nitto Chemical
                                               synthetic rubber        and hydrogen cyanide    Industry Co., Ltd.
DSIDA (80 million      N/A                     Herbicide               Caustic soda and        Solutia, Inc.
pounds per year)                                                       hydrogen cyanide

STERLING PRODUCT
(CAPACITY)             INTERMEDIATE PRODUCTS   PRIMARY END PRODUCTS        RAW MATERIALS         MAJOR COMPETITORS
----------------       ---------------------   ---------------------   ---------------------   ---------------------
Sodium Cyanide         N/A                     Electroplating and      Caustic soda and        Degussa-Huls, FMC
(85 million pounds                             precious metals         hydrogen cyanide        Corporation, Tong Soh
per year)                                      recovery                                        Petrochemical, Tae
                                                                                               Kwang and DSM
PULP CHEMICALS
Sodium Chlorate        Chlorine dioxide        Bleaching agent for     Electricity, salt and   Akzo Nobel, N.V.,
(500,000 tons per                              wood pulp production;   water                   Nexen Inc., Kerr-
year)                                          downstream products                             McGee Corporation and
                                               include high quality                            Finnish Chemicals
                                               office and coated                               North America
                                               papers
Chlorine Dioxide       N/A                     Chlorine dioxide for    NA                      Akzo Nobel, N.V.
Generators                                     use in the bleaching
                                               of wood pulp
Sodium Chlorite        Chlorine dioxide        Antimicrobial agent     Sodium chlorate and     Vulcan Chemicals
(3,500 metric tons                             for municipal water     hydrochloric acid
per year)                                      treatment and
                                               disinfectant for
                                               fresh produce
Chlor Alkali           N/A                     Bleaching and           Electricity, salt and   Occidental Chemical
                                               digesting agent for     water                   Company and Dow
                                               pulp and paper,                                 Chemical Company
                                               widely used in
                                               potable water and
                                               wastewater treatment
                                               programs and in
                                               swimming pools
Calcium Hypochlorite   N/A                     Sanitizing agent to     Lime, water, caustic    Olin Corporation and
(9,000 metric tons                             control bacteria and    soda, and chlorine      PPG Industries
per year)                                      algae in swimming
                                               pools

PRODUCTS

  PETROCHEMICALS

     Styrene. We have the fourth largest production capacity for styrene in North America. Our styrene unit, located at our Texas City facility, is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 11% of total North American capacity. We sold approximately 34% of our styrene sales volumes pursuant to conversion and other long-term agreements during fiscal 2002. Approximately 32% of our styrene sales volumes were exported in fiscal 2002, principally to Asia and Mexico.

     Acrylonitrile. We have the third largest production capacity for acrylonitrile in North America. Our acrylonitrile unit, located at our Texas City facility, has a rated annual production capacity of approximately 740 million pounds, which represents approximately 19% of total North American capacity. As previously discussed, our acrylonitrile facility is not currently in operation, but is projected to be restarted in the second quarter of fiscal 2003, although that restart is subject to a number of factors, the occurrence of which cannot be assured. Our acrylonitrile agreements with BP will be assumed with modified terms upon our emergence from Chapter 11. Under the modifications to the BP acrylonitrile agreements, we are not obligated to deliver any acrylonitrile to BP or ANEXCO until our acrylonitrile facilities are restarted. In addition, if we and BP do not enter into an expanded acrylonitrile relationship, and we have not restarted our acrylonitrile facilities by August 31, 2003, all of the BP acrylonitrile agreements that are executory in nature will automatically terminate, we will transfer our interest in ANEXCO to BP for nominal consideration and, if we have elected to permanently shut down our acrylonitrile facility, we will sell all of our BP-supplied acrylonitrile catalyst to BP for nominal consideration. On the other hand, if we have not elected to permanently shut down our acrylonitrile facilities, BP will continue to sell us acrylonitrile catalyst at prevailing market rates. We are also negotiating an expanded acrylonitrile business relationship with BP. A small quantity of acrylonitrile was purchased from third parties during fiscal 2002 to fulfill the requirements of remaining domestic contracts and to supply our acrylic fibers plant.

     Acetic Acid. We have the second largest production capacity for acetic acid in North America. Our acetic acid unit, located at our Texas City facility, has a rated annual production capacity of approximately one billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term contract that expires in 2016. Our acetic acid agreements with BP will be assumed on modified terms upon our emergence from Chapter 11.

     Methanol. We own a methanol unit at our Texas City facility with a rated annual production capacity of approximately 150 million gallons. On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation ("Methanex") for the purchase of our respective methanol requirements from Methanex. At that time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000, and provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses. Our agreement with Methanex will be assumed upon our emergence from Chapter 11.

     Plasticizers. We produce plasticizers at our Texas City facility for BASF Corporation. Under our long-term agreement with BASF, which expires in 2007, we sell all of our plasticizers production to BASF. Our rated annual production capacity of plasticizers is approximately 280 million pounds. Our agreement with BASF has been assumed on modified terms.

     TBA. Our rated annual production capacity for TBA is approximately 21 million pounds. In fiscal 2001, we used a portion of our hydrogen cyanide by-product from our Texas City acrylonitrile facility to produce TBA, which we sold to Flexsys pursuant to a processing agreement. Flexsys terminated this agreement as of December 31, 2001. Since the second quarter of fiscal 2001, the TBA unit has not operated due to the continued shutdown of our acrylonitrile unit. We have decontaminated the equipment for safety and environmental reasons, and the unit's permits have been maintained. As a result, we can operate the plant either for TBA or to make another product. At this time, we are unable to operate the unit profitably as a producer of TBA, and we have been unable to identify an alternative product that can be produced with the equipment.

     Sodium Cyanide. Pursuant to a long-term arrangement, we operate a sodium cyanide unit at our Texas City facility which is owned by E. I. du Pont de Nemours and Company ("DuPont"). This sodium cyanide unit uses hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of this unit is approximately 85 million pounds. Since the second quarter of fiscal 2001, the sodium cyanide unit has not operated due to the continued shutdown of our acrylonitrile unit. We are currently in negotiations with DuPont regarding modifications to our existing sodium cyanide supply arrangements. If we are able to finalize these negotiations and execute a definitive agreement with DuPont incorporating these modifications on or before December 15, 2002, we will assume our sodium cyanide supply agreement with DuPont. On the other hand, if no such definitive documentation is executed on or before December 15, 2002, our sodium cyanide arrangements with DuPont will terminate without liability to either party and the sodium cyanide unit will be dismantled.

     DSIDA. Near the end of the first quarter of fiscal 2001, we began operating a DSIDA plant at our Texas City facility that is owned by Monsanto Company ("Monsanto"). DSIDA is an essential intermediate in the production of Monsanto's Roundup(R), a glyphosate-based herbicide. Under long-term arrangements with Monsanto, we operate the DSIDA plant on behalf of Monsanto and supply hydrogen cyanide by-product from our Texas City acrylonitrile facility as a raw material. The rated annual production capacity of the DSIDA plant is 80 million pounds. Since the second quarter of fiscal 2001, the DSIDA unit has not operated due to the continued shutdown of our acrylonitrile unit. The DSIDA production unit is projected for restart during the third quarter of fiscal 2003, subject to certain conditions, including the restart of the acrylonitrile unit, and as such, there can be no assurances. However we are currently litigating in Bankruptcy Court the assumption of the contracts governing DSIDA production and related cure costs. Until the litigation is completed, it is unknown whether the contracts will be assumed and the DSIDA unit started.

     Acrylic Fibers. In fiscal 2001, we withdrew from the traditional commodity textile business and significantly reduced our operations and staffing at our acrylics fiber plant in Santa Rosa, Florida. We continue to produce specialty textile fibers and technical fibers at this facility. Specialty textile fibers are targeted for specific applications or end uses and typically have higher margins than regular textile fibers. Technical fibers are specially engineered for industrial, non-textile uses such as brake linings and typically have higher margins than textile fibers. As part of the Plan, our acrylic fibers business will be transferred to existing local management of that business in a management buyout for little or no consideration upon our emergence from Chapter 11.

  PULP CHEMICALS

     As part of the Plan, our pulp chemicals business will be sold to Superior upon our emergence from Chapter 11.

     Sodium Chlorate. We are the second largest producer of sodium chlorate in North America. Our six sodium chlorate facilities have an aggregate rated annual production capacity of approximately 500,000 tons, which represents approximately 23% of total North American capacity.

     Chlorine Dioxide Generators. Through our ERCO Systems Group ("ERCO"), we are the largest worldwide supplier of patented technology for generators that certain pulp mills use to convert sodium chlorate into chlorine dioxide. Each mill that uses chlorine dioxide requires at least one generator. We receive revenue when a generator is sold to a mill and also receive royalties from the mill after start-up, generally over a ten-year period, based on the amount of chlorine dioxide produced by the generator. We have supplied approximately two-thirds of all existing modern pulp mill generators worldwide.

     The research and development group of ERCO works to develop new and more efficient generators. When pulp mills move to higher levels of substitution of chlorine dioxide for elemental chlorine, they are usually required to upgrade generator capacity or purchase new generator technology. Pulp mills may also convert to a newer generator to take advantage of efficiency advances and technological improvements. Each upgrade or conversion requires a licensing agreement, which generally provides for payment of an additional ten-year royalty.

     Sodium Chlorite. We have a rated annual production capacity of sodium chlorite of approximately 3,500 tons, with a second plant having 5,000 tons of capacity to be added in the second quarter of fiscal 2003 to supply the increased demand for chlorine dioxide as a primary disinfectant for municipal drinking water and industrial wastewater disinfection.

     For historical information presented on a segmented basis for our petrochemicals business and pulp chemicals business, see Note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K.

SALES AND MARKETING

     We sell our petrochemicals products pursuant to:

     - multi-year contracts;

     - conversion agreements; and

     - spot transactions in both the domestic and export markets.

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide, methanol and DSIDA, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These agreements are intended to:

     - optimize capacity utilization rates;

     - lower our selling, general and administrative expenses;

     - reduce our working capital requirements; and

     - insulate our operations, to some extent, from the effects of declining markets and changes in raw materials prices.

We compete on the basis of product price, quality and deliverability.

     Prices for our petrochemicals products are determined by global market factors that are largely beyond our control and, except with respect to a number of our multi-year contracts, we generally sell these products at prevailing market prices.

     Some of our multi-year contracts for our petrochemicals products are structured as conversion agreements, pursuant to which the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our conversion agreements are designed to insulate us to some extent from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our petrochemicals products are sold by our direct sales force, sales agents or through ANEXCO, LLC, our marketing joint venture with BP Chemicals.

     Our acrylic fibers facility currently markets products in North America through our internal sales staff and to international customers through non-affiliated agents. Acrylic fibers are priced based upon market conditions, which include, but are not limited to, raw materials costs, prices of competing and alternative products and type of end use.

     We sell sodium chlorate primarily in Canada and the United States, generally under one to five-year supply contracts, most of which provide for maximum volumes or a percentage of requirements at market prices. In addition, some of our sodium chlorate sales contracts contain certain "meet or release" pricing clauses and restrictions on the amount and timing of future price increases or decreases. However, the percentage of our sales subject to these clauses is decreasing over time as these contracts expire or otherwise terminate.

     We market chlorine dioxide generators worldwide to the pulp and paper industry, providing licenses for technology and making sales of the requisite equipment. In addition to being paid for the technology and equipment, we receive royalties based on the amount of chlorine dioxide produced by the generator, generally over a ten-year period.

     For information regarding our export sales and domestic and foreign operations, see Note 10 of the Notes to Consolidated Financial Statements included in this Form 10-K.

CONTRACTS

     Our key multi-year contracts, which collectively accounted for 16% of our fiscal 2002 revenues, are described below. BP Chemicals accounted for approximately 10%, 12% and 11% of our revenues in fiscal 2002, 2001 and 2000, respectively. No other single customer accounted for more than 10% of our revenues in the last three fiscal years.

     All of the Debtors' contracts and agreements have continued in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity at any time prior to emergence from Chapter 11 to reject any contracts or agreements that are burdensome or to assume any contracts or agreements that are favorable or otherwise necessary to their business operations. With the exception of the Monsanto DSIDA contract and the DuPont sodium cyanide contract, the Debtors have made final determinations related to the assumption or rejection of all of their material contracts and believe all contracts necessary for the operation of the Debtors' business have been either assumed or an alternate source of goods or materials has been confirmed.

  ACRYLONITRILE-BP CHEMICALS

     In 1988, we entered into a long-term production agreement with BP Chemicals under which BP Chemicals contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at our Texas City acrylonitrile facility. Under this agreement, BP Chemicals has the option to take up to approximately one-sixth of our total acrylonitrile capacity. BP Chemicals furnishes the necessary raw materials, pays us a conversion fee for the amount of acrylonitrile it takes and reimburses us for a portion of the fixed costs related to acrylonitrile production at our Texas City facility. To protect BP Chemicals in the event we default under the production agreement, BP Chemicals has a first priority security interest in the third reactor and related equipment and in the first acrylonitrile produced in our three reactor units to the extent BP Chemicals is entitled to purchase acrylonitrile under this production agreement. This agreement was amended and restated in April 1998 to, among other things, encourage increased manufacturing and technical cooperation. During fiscal 2002, due to the continued shutdown of our acrylonitrile facility, no acrylonitrile was produced for BP Chemicals pursuant to this agreement.

     We have incorporated certain BP Chemicals technological improvements into two of our acrylonitrile reactors under a separate license agreement. We have the right to incorporate these and any future improvements into our remaining acrylonitrile reactor.

     In order to enhance the marketing of our acrylonitrile, we and BP Chemicals formed ANEXCO, LLC, an exclusive joint venture to market acrylonitrile in Asia and South America. During fiscal 2002, due to the continued shutdown of our acrylonitrile unit, we did not market acrylonitrile through ANEXCO, LLC.

     Our acrylonitrile agreements with BP will be assumed on modified terms upon our emergence from Chapter 11. We are currently negotiating an expanded acrylonitrile business relationship with BP. Under the modifications to the BP acrylonitrile agreements, we are not obligated to deliver any acrylonitrile to BP or ANEXCO until our acrylonitrile facilities are restarted. In addition, if we and BP do not enter into an expanded acrylonitrile relationship, and we have not restarted our acrylonitrile facilities by August 31, 2003, all of the BP acrylonitrile agreements that are executory in nature will automatically terminate, we will transfer our interest in ANEXCO to BP for nominal consideration and, if we have elected to permanently shut down our acrylonitrile facility, we will sell all of our BP-supplied acrylonitrile catalyst to BP for nominal consideration. If we have not elected to permanently shut down our acrylonitrile facilities, BP will continue to sell us acrylonitrile catalyst at prevailing market rates.

  ACETIC ACID-BP CHEMICALS

     In 1986, we entered into a long-term production agreement with BP Chemicals, which has since been amended, under which BP Chemicals has the exclusive right to purchase all of our acetic acid production until August 2016 and is obligated to make certain monthly payments to us until August 2006 and reimburse us for our operating costs. We are also entitled to receive a portion of the profits earned by BP Chemicals from the sale of the acetic acid we produce. Our acetic acid agreements with BP will be assumed upon our emergence from Chapter 11.

  METHANOL-BP CHEMICALS-METHANEX

     In August 1996, we entered into a long-term production and sales agreement with BP Chemicals, under which BP Chemicals contributed a significant portion of the capital expenditures required for the construction of our methanol production facility at our Texas City facility and obtained the right to receive a substantial portion of our methanol production. The initial term of this agreement expires July 31, 2016. Historically, a portion of the output of the methanol facility was used in our acetic acid unit and the remainder was marketed by BP Chemicals in the merchant market and in BP Chemicals' worldwide acetic acid business.

     On July 1, 2000, we, in conjunction with BP Chemicals, entered into a multiyear contract with Methanex for the purchase of their respective methanol requirements from Methanex. At that time, we granted Methanex the exclusive right to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000, and to provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. However, Methanex may elect to restart our methanol facility at any time, subject to notice requirements and the payment of related expenses. The initial term of these agreements expires December 31, 2003, with automatic annual renewals thereafter unless Methanex or we elect not to renew these agreements. Our agreements with Methanex will be assumed upon our emergence from Chapter 11.

     In connection with the Methanex transaction, on July 1, 2000, we entered into an interim methanol agreement with BP Chemicals that overrides our prior production agreement with BP Chemicals. So long as the Methanex transaction is in place, the interim methanol agreement governs the methanol relationship between BP Chemicals and us. The interim methanol agreement contains provisions designed to address issues arising under the prior production agreement due to the arrangements with Methanex, including provisions governing the division of any income streams received by us from Methanex. It also provides, under a limited defined set of circumstances, for the possibility of an early termination of our production agreement with BP Chemicals. Our methanol agreements with BP will be assumed upon our emergence from Chapter 11.

  PLASTICIZERS-BASF

     Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that has previously been amended and expires at the end of 2007. BASF provides us with some of the required raw materials and markets the plasticizers we produce. BASF is obligated to make certain quarterly payments to us and to reimburse us monthly for actual production costs. In addition, we share in the profits and losses realized by BASF in connection with the plasticizers we produce. Our agreement with BASF has been assumed on modified terms.

RAW MATERIALS FOR PRODUCTS AND ENERGY RESOURCES

     For most of our products, the cost of raw materials and energy resources, including utilities in the case of pulp chemicals, is far greater than all other production costs combined. Thus, an adequate supply of raw materials and utilities at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy, there can be no assurance that we will be able to do so at acceptable prices or payment terms. See "Certain Known Events, Trends, Uncertainties and Risk Factors" in Item 7.

  PETROCHEMICALS

     Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals. Prices for each can fluctuate widely due to significant changes in the availability of these products. We have multi-year arrangements with several major ethylene and benzene suppliers that provide a significant percentage of our estimated requirements for purchased ethylene and benzene at generally prevailing and competitive market prices. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene or benzene necessary to fulfill our conversion obligations. Approximately 14% of our fiscal 2002 benzene requirements and approximately 34% of our fiscal 2002 ethylene requirements were furnished by customers pursuant to conversion arrangements. If various customers for whom we now manufacture styrene under conversion agreements were to cease furnishing their own raw materials, our requirements for purchased benzene and ethylene could significantly increase.

     Acrylonitrile. We produce acrylonitrile by reacting propylene and ammonia. Propylene and ammonia are both commodity chemicals and the price for each can fluctuate widely due to significant changes in the availability of these products. The propylene or ammonia needed for the acrylonitrile we produce under conversion agreements is furnished to us by our customers. We purchase the rest of the propylene and ammonia we need for acrylonitrile production. However, in fiscal 2002, due to the continued shutdown of our acrylonitrile facility, we did not produce acrylonitrile and, consequently, no propylene or ammonia was furnished by customers pursuant to conversion agreements. Our acrylonitrile facility is projected to be restarted in the second quarter of fiscal 2003, although that restart is subject to a number of factors, the occurrence of which cannot be assured. If, after restart of our acrylonitrile facilities, various customers for whom we have historically manufactured acrylonitrile under conversion agreements were to cease furnishing their own raw materials and seek only to purchase acrylonitrile from us without supplying their own raw materials, our requirements for purchased propylene and ammonia could significantly increase from historic levels.

     Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. In the past, we produced all of the carbon monoxide and methanol required by our acetic acid unit. However, under the previously discussed multi-year agreements with Methanex, we have purchased all of our methanol requirements from Methanex since July 1, 2000. In 1996, Praxair Hydrogen Supply, Inc. constructed a partial oxidation unit at our Texas City facility that supplies us with all of the carbon monoxide we require for the production of acetic acid.

     Plasticizers. The primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under our long-term conversion agreement, and carbon monoxide and hydrogen, which are supplied by Praxair Hydrogen Supply, Inc.

     DSIDA. DSIDA is manufactured using hydrogen cyanide provided as a by-product of our acrylonitrile manufacturing process. In fiscal 2002, due to the continued shutdown of our acrylonitrile facility, DSIDA was not produced. The DSIDA production unit is projected for restart during the third quarter of fiscal 2003, subject to certain conditions, including the restart of the acrylonitrile unit, and as such, there can be no assurances. However, we are currently litigating in Bankruptcy Court the assumption of the contracts governing DSIDA production and related cure costs. Until the litigation is completed, it is unknown whether the contracts will be assumed and the DSIDA unit started.

     Sodium Cyanide. Sodium cyanide is manufactured using hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process. In fiscal 2002, due to the continued shutdown of our acrylonitrile facility, sodium cyanide was not produced.

     Acrylic Fibers. Acrylonitrile is the most significant raw material used in the production of acrylic fibers, representing approximately 50% of the total cash cost of production. We either purchase the acrylonitrile from outside sources, or supply the acrylonitrile from existing inventory at our Texas City facility. As part of the Plan, our acrylic fibers business will be transferred to existing management in a management buyout for little or no consideration upon our emergence from Chapter 11.

  PULP CHEMICALS

     Sodium Chlorate. Sodium chlorate is manufactured by passing an electric current through an undivided cell containing a solution of sodium chloride. The primary raw materials for the production of sodium chlorate are electricity, salt and water. Of these, electric power typically represents approximately 65% or more of the variable cost of production. Consequently, the rates charged by local electric utilities are an important competitive factor among sodium chlorate producers. Electric power is purchased by each of our pulp chemicals facilities pursuant to contracts with local electric utilities. On average, we believe that our electrical power costs at our pulp chemical facilities are competitive with other producers in the areas in which we operate. The current trend towards deregulation of electric power makes our future cost for electric power uncertain in the short term. We purchase most of the sodium chloride that we use in the manufacture of sodium chlorate under requirements contracts with major suppliers.

     Sodium Chlorite. Sodium chlorite is manufactured from sodium chlorate, which is converted to chlorine dioxide and then converted to sodium chlorite. Consequently, the same factors which impact sodium chlorate costs, primarily power costs, impact sodium chlorite costs. As part of the Plan, our pulp chemicals business will be sold to Superior upon our emergence from Chapter 11.

TECHNOLOGY AND LICENSING

  PETROCHEMICALS

     In 1986, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto's technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of our Texas City facility from Monsanto. We use these licenses in the production of styrene, acrylonitrile, methanol, TBA, acetic acid and plasticizers. During 1991, BP Chemicals Ltd. ("BPCL") purchased the acetic acid technology from Monsanto, subject to existing licenses.

     Under an Acetic Acid Technology Agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement.

     BPCL has also granted us a non-exclusive, irrevocable and perpetual royalty-free license to use its acrylonitrile technology at our Texas City facility as part of the 1988 acrylonitrile expansion project. This license automatically terminates upon the termination of our acrylonitrile production agreement with BP Chemicals. However, such termination does not prevent the continued use of BP's catalyst and technology, or prevent the continued production of acrylonitrile at our Texas City plant. We have agreed with BPCL to cross-license any technology or improvements relating to the manufacture of acrylonitrile at our Texas City facility.

     Although we do not engage in alternative process research with respect to our Texas City facility, we do monitor new technology developments and, when we believe it is necessary, we typically seek to obtain licenses for process improvements.

     We own substantially all of the technology used in our acrylic fibers operations. We license certain of our acrylic fibers manufacturing technology to producers worldwide. Approximately 15% of the world's total acrylic fibers capacity is based on our technology. As part of the Plan, our acrylic fibers business will be transferred to existing management in a management buyout for little or no consideration upon our emergence from Chapter 11.

  PULP CHEMICALS

     We produce sodium chlorate using state-of-the-art metal cell technology. Our principal technology business is the design, sale and technical service of custom-built patented chlorine dioxide generators. ERCO is involved in the technical support of our sales and marketing group through joint calling efforts which define the scope of a project, as well as producing technical schedules and cost estimates.

     We perform detailed design of chlorine dioxide generators, which are then fabricated by contractors. Plant installation, instrumentation testing and generator start-up are supervised by our joint engineering/technical service team. Our pulp chemicals research and development activities are carried out at our Toronto, Ontario laboratories. Activities include the development of new or improved chlorine dioxide generation processes and research into new technologies focusing on electrochemical and membrane technology related to chlorine dioxide, including improvement of quality and reduction of quantity of pulp mill effluents and treatment of municipal water supplies. As part of the Plan, our pulp chemicals business will be sold to Superior upon our emergence from Chapter 11.

COMPETITION

     The industries in which we operate are highly competitive. Many of our competitors, particularly in the petrochemicals industry, are larger and have substantially greater financial resources than we have. Among our competitors are some of the world's largest chemical companies that, in contrast to us, have their own raw materials resources. In addition, a significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. You can find a list of our principal competitors in the "Product Summary" table.

     Historically, profitability of the petrochemicals industry has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. Our businesses are subject to changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions, either in the United States or worldwide, tend to reduce demand and margins for our products.

     Operations outside the United States are subject to the economic and political risks inherent in the countries in which they operate. Additionally, export and domestic markets can be affected significantly by import laws and regulations. During 2002, our export sales were approximately 34% of our total revenues. It is not possible to predict accurately how changes in raw material costs, market conditions, developments in our Chapter 11 proceedings or other factors will affect future sales volumes, prices and margins for our products.

ENVIRONMENTAL MATTERS

  GENERAL

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacture, handling, processing, distribution and use of our chemical products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in Responsible Care(R) initiatives as a part of our membership in several trade groups which are partner associations in the American Chemistry Council in the United States and the Canadian Chemical Producers Association in Canada. Notwithstanding our efforts and beliefs, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $30 million for fiscal 2002 and $34 million for fiscal 2001. This reduction is due to the shutdown of our acrylonitrile and derivative HCN facilities at our Texas City Plant. We also spent approximately $2 million for environmentally related capital projects in fiscal 2002 and $2 million for these types of capital projects in fiscal 2001. In fiscal 2003, we anticipate spending approximately $3 million to $8 million for capital projects related to waste management, incident prevention and environmental compliance, the majority of which will be for our Texas City petrochemical facility. This increase is due to both nitrogen oxide reduction-related projects at our Texas City plant and increased environmental capital expenditures at our pulp chemicals facilities. As part of the Plan, our pulp chemicals business will be sold to Superior upon our emergence from Chapter
11. There are no capital expenditures related to remediation of environmental conditions projected for fiscal 2003.

     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred and may continue to incur liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of our past or present operations have been identified or fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to us. It is our policy to make safety, environmental and replacement capital expenditures a priority in order to ensure adequate safety and compliance at all times. In the event we should not have available to us, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that we cease operations at the affected facility to avoid exposing our employees and contract workers, the surrounding community or environment to potential harm.

     We believe that we would be able to recover certain losses that may arise out of claims related to environmental conditions at each of our facilities that existed prior to their acquisition by us through contractual indemnities and/or statutory law and common law principles, although there can be no assurance that we would prevail against any prior owner of any of our facilities with respect to any such claim.

     Claims for environmental liabilities of the Debtors arising prior to our Chapter 11 filings have been addressed in the Plan. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. We will be obliged to comply with environmental requirements in the conduct of our business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities we own or operate, regardless of when the contamination at those facilities occurred.

  PETROCHEMICALS

     Air emissions from our Texas City facility and our acrylic fibers facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency ("EPA") has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The Texas Commission for Environmental Quality ("TCEQ") has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our acrylic fibers facility is located in an area currently designated as being in attainment for ozone under the Clean Air Act. Our Texas City facility and our acrylic fibers facility are subject to the federal government's June 1997 National Ambient Air Quality Standards which lower the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time. In fiscal 2001, the TCEQ enacted new regulations requiring significant reductions of nitrogen oxide which apply to our Texas City facility. The TCEQ is also expected to propose similar regulations requiring the reduction of particulate matter which will apply to our Texas City facility. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan were approved by the EPA on October 15, 2001. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 90%, which we estimate would require us to make between $25 million and $30 million in capital improvements at our Texas City facilities. The majority of these capital expenditures are expected to be incurred from fiscal 2003 through fiscal 2007. Under our production agreements with BP Chemicals, we would be able to recover a small portion of these costs from BP Chemicals. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would require less capital expenditures. However, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods would reduce the amount of capital expenditures required to be made by a meaningful amount. In addition to reducing nitrogen oxide emissions, some of these expenditures could result in a reduction in operating costs. However, there can be no assurances that we will be able to reduce our operating costs. We are also considering the impact of a settlement agreement between the TCEQ and an industry group, the Business Coalition for Clean Air, which could result in modification of the ozone reduction requirements, including possible reductions in permissible levels of emissions of volatile organic compounds (total or reactive), or a possible reduction of the nitrogen oxide reduction target from 90% to 80%. Due to the uncertainty of the final outcome of these proposed rules, it is impossible to predict the impact of these regulations and changes on our business or financial condition. In June 2002, the TCEQ proposed new rules that would require additional controls of flares, cooling towers and fugitive and process vent emissions of certain highly-reactive volatile organic compounds.

     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991 and, in connection with the acquisition of our acrylic fibers facility, acquired a greenbelt area for our acrylic fibers facility. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.

     On June 11, 2001, we received a notice from the U.S. Department of Justice, Environment and Natural Resources Division, in which the Department alleged that on April 1, 1998, an ethylbenzene release at our Texas City facility violated the general duty clause of the Clean Air Act and invited us to engage in settlement discussions with respect to the matter. Although we believe that the April 1, 1998 ethylbenzene release did not constitute a violation of the general duty clause of the Clean Air Act, and, while admitting no liability, we settled the Department's claim for $650,000, which is treated as a general unsecured claim under the Plan. This settlement was approved by the Bankruptcy Court on November 20, 2002. Additionally, an EPA bankruptcy claim for remediation costs associated with the Malone disposal site was withdrawn as part of the settlement discussed above.

     A settlement agreement entered into by the EPA, the Florida Department of Environmental Protection ("FDEP") and an environmental group potentially applies to our acrylic fibers facility. This settlement agreement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. We and several similarly situated companies have been contesting this settlement. An April 1999 ruling by the United States Court of Appeals for the 11th Circuit may reduce the likelihood that the no-migration rule is enforceable, although we can give no assurances in that regard. In the event that the no-migration rule becomes enforceable, we may incur material costs in redesigning our wastewater handling systems. However, in September 2000, the FDEP awarded us a five-year permit to operate the deepwell injection facilities at our acrylic fibers facilities. Under this permit, we were granted an "injection into an aquifer" exemption, subject to monitoring of groundwater. As a result, during the life of this permit, we would not be subject to this no-migration rule even if it became enforceable, assuming that this permit is not revised in any material way.

     We are presently involved in discussions with the FDEP regarding allegations that past or present waste handling practices at our acrylic fibers facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. The results of analysis performed by our independent contractors have been submitted to the FDEP for review. As a proactive measure, our acrylic fibers facility made significant reductions in the level of certain spent precipitates disposed of in the existing, on-site landfill. Additionally, our acrylic fibers facility has requested the consolidation of their EPA HISWA permit application and their FDEP RCRA Part B permit, which would be administered by the FDEP. At this time, we do not know the nature and extent of remedial actions, if any that may ultimately be required under future permits.

     As part of the Plan, our acrylic fibers business will be transferred to the existing local management of that business in a management buyout for little or no consideration concurrent with our emergence from Chapter 11.

  PULP CHEMICALS

     Our pulp chemicals business is sensitive to potential environmental regulations. On November 14, 1997, the EPA enacted regulations that support substitution of chlorine dioxide for elemental chlorine in paper pulp bleaching processes to reduce the amount of absorbable organic halides and other chlorine derivatives in bleach plant effluent. Chlorine dioxide is produced from sodium chlorate, which is one of our pulp chemicals products. Therefore, regulations restricting, but not completely banning, absorbable organic halides and other chlorine derivatives in bleach plant effluent have a favorable effect on our business.

     Conversely, a significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia had a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. However, on July 5, 2002, British Columbia amended the regulation, which now permits a monthly average discharge of 0.6 kg of AOX per air dry metric ton, which is similar to the U.S. EPA regulations governing bleach pulp mills.

     We acquired four of our Canadian pulp chemicals facilities from Tenneco Canada, Inc. in 1992 and our Saskatoon facility from Weyerhauser Canada Ltd. in 1997. Groundwater data obtained during the acquisition of the Tenneco facilities indicated elevated concentrations of certain chemicals in the soil and groundwater. Prior to completion of that acquisition, we conducted a focused baseline sampling of groundwater conditions beneath the facilities and confirmed that previous data. We have addressed or are addressing elevated soil or groundwater concentrations of chemicals that we have encountered from time to time at the facilities we acquired from Tenneco. We also reviewed air emissions sources during the acquisition of these facilities and considered all available dustfall and vegetation stress studies. This review indicated emission excursion episodes at specific locations in the scrubber systems at our Buckingham and Vancouver facilities. The conditions at these two sites have been addressed and satisfactorily resolved. We believe that all of the facilities we acquired from Tenneco are otherwise in compliance in all material respects with all permit requirements under applicable provincial law. At our Saskatoon facility, remediation plans regarding ground water contamination from prior operations are under negotiation. Weyerhauser Canada Ltd. and Crown Investments Corporation, who previously owned the facility, along with the Saskatchewan Environmental Resource Ministry and ourselves, are participants in the negotiations. Currently, our role is to coordinate the activities and the prior owners are expected to fund the remediation costs.

     As part of the Plan, our pulp chemicals business will be sold to Superior concurrent with our emergence from Chapter 11.

EMPLOYEES

     As of September 30, 2002, we had approximately 871 employees, including approximately 503 assigned to our petrochemicals operations and approximately 368 assigned to our pulp chemicals operations. After emergence from Chapter 11, we will have approximately 450 employees. Approximately 40% of our employees are covered by union agreements. The primary union agreement at our Texas City facility is with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility. This agreement was renegotiated as of December 28, 1998 and expired on May 1, 2002. On June 7, 2002, we locked out the union employees, numbering about 215, after several weeks of unsuccessful negotiations with the union leadership and after a majority of the union members voted not to accept our final proposal. During the lockout, the Texas City facility was operated, without interruption or loss of production, by our salaried personnel and contract workers. On October 1, 2002, a new agreement covering approximately 200 employees was signed and is subject to renegotiation in April 2004. The lockout had no material adverse effect on our business, financial position, results of operations or cash flows.

     Approximately 74% of our employees at our Vancouver facility are represented by the Pulp, Paper and Woodworkers Union. The Vancouver labor agreement was renegotiated in November 2000 and is subject to further renegotiations in November of 2003. Approximately 74% of our Buckingham employees are members of either an operations and maintenance workers union, the contract with which is currently being negotiated, or an office and lab workers union, the contract with which expires in March 2003. Approximately 76% of the employees at our Saskatoon facility are represented by the Communications, Energy and Paperworkers of Canada. Our collective bargaining agreement with this union was renegotiated on June 25, 2001 and is subject to further renegotiation in September 2004. The union agreements relating to our Vancouver, Buckingham and Saskatoon facilities, to which certain of our non-debtor Canadian subsidiaries are parties, are not affected by our Chapter 11 filings.

     Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on our business.

     As part of the Plan, our pulp chemicals and acrylic fibers businesses will be sold concurrent with our emergence from Chapter 11.

INSURANCE

     We maintain full replacement value insurance coverage for property damage to all of our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on our business. We also maintain other insurance coverages for various risks associated with our business. There can be no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our insurance. From time to time, various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. As a result of the September 11, 2001 terrorist attacks, many insurers, including ours, are excluding acts of terrorism from coverage after December 31, 2001. There can be no assurance that in the future we will be able to maintain our existing coverage or that premiums will not increase substantially.

ITEM 2.  PROPERTIES

     Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We have facilities to load our products in trucks, railcars, barges and ocean-going vessels for shipment to customers. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site. We own or lease all of the real property which comprises our Texas City facility and all of the equipment and facilities located there, other than the sodium cyanide unit which is owned by DuPont, a cogeneration facility owned by a joint venture between us and Praxair Energy Resources, Inc., a partial oxidation unit which is owned by Praxair Hydrogen Supply, Inc. and the DSIDA plant which is owned by Monsanto. We also own storage facilities, approximately 167 rail cars and an acetic acid barge in connection with our petrochemicals business.

     Our acrylic fibers facility is located on 1,100 acres near Pensacola in Santa Rosa County, Florida. We own all of the real property on which our acrylic fibers facility is situated and own or lease all of the facilities and equipment located there. In July 1999, we entered into an agreement for the construction of a cogeneration facility at our acrylic fibers facility that will be owned by Santa Rosa Energy, LLC. As part of the Plan, our acrylic fibers business will be transferred pursuant to a management buyout for little or no consideration at the time we emerge from Chapter 11.

     Our pulp chemicals business includes five manufacturing facilities in Canada and our Valdosta, Georgia facility. We own the property on which our Buckingham, Quebec and Vancouver, British Columbia manufacturing facilities are located, with each site comprising approximately 20 acres. We also own the property on which our Saskatoon manufacturing facility is located, which consists of approximately 270 acres. We lease the property for our Thunder Bay, Ontario and Grande Prairie, Alberta manufacturing facilities. Our Valdosta facility was constructed in conjunction with, and is leased from, the Valdosta-Lowndes County Industrial Authority. We also lease approximately 640 rail cars in connection with our pulp chemicals business. Headquarters for our pulp chemicals operations are located in Toronto, Ontario in an office building that we lease. As part of the Plan, our pulp chemicals business will be sold to Superior upon our emergence from Chapter 11.

     We lease our principal executive offices, located at 1200 Smith Street, Suite 1900 in Houston, Texas.

     We believe our properties and equipment are sufficient to conduct our business.

ITEM 3.  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. The automatic stay does not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of such claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court are required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay remains in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates have been or will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a confirmed plan or reorganization.

     Ethylbenzene Release. A description of this release is found under "Legal Proceedings" in Note 9 of the "Notes to Consolidated Financial Statements." The five lawsuits listed below and two interventions, involving a total of approximately 571 plaintiffs, have been filed based on this release alleging personal injury, property damage and nuisance claims:

     - Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Case No. 00-CV0217; In the 10th Judicial District Court of Galveston County, Texas

     - Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0304; In the 10th Judicial District Court of Galveston County, Texas

     - Bobbie Adams, et al. v. Sterling Chemicals International, Inc., et al.; Case No. 00-CV0311; In the 212th Judicial District Court of Galveston County, Texas

     - Ida Goldman, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0338; In the 56th Judicial District Court of Galveston County, Texas

     - Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas

     We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. All of these claims and litigation are subject to the automatic stay, and recoveries, if any, sought thereon from assets of the Debtors are being addressed in the Chapter 11 cases.

     To date, the Bankruptcy Court has, with our support, lifted the automatic stay in the cases of Bobbie Adams, et al. and Nettie Allen, et al., allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and look solely to insurance proceeds to satisfy their claims. Motions to lift the stay on behalf of additional plaintiffs are currently pending before the Bankruptcy Court. Small cash settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in the Ida Goldman, et al. case and have been approved by the Bankruptcy Court.

OTHER CLAIMS

     We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors are required to be dealt with in the Chapter 11 cases.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment with the company. Mr. Diassi had served as our executive Chairman of the Board since 1996. Mr. Diassi was elected Co-Chief Executive Officer along with David G. Elkins, our President, in September 2001. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under certain of our employee retention and severance plans. On June 3, 2002, our Compensation Committee denied Mr. Diassi's claim under the Key Employee Protection Plan and on July 24, 2002, we denied his claim under the Retention Bonus Plan. On September 6, 2002, we filed an objection to Mr. Diassi's Proof of Claim in the Bankruptcy Court. Mr. Diassi subsequently filed a motion in the Bankruptcy Court to compel arbitration of his claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during fiscal 2002. However, pursuant to an order of the Bankruptcy Court, claimants against the Debtors voted to either accept or reject the Plan.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Under the Plan, as of December 6, 2002, Holdings was merged with and into Chemicals and all equity interests in Holdings were cancelled and 65,000 shares of Chemicals' common stock were issued to the holders of Holdings' 13 1/2% Senior Secured Discount Notes. No dividends were paid by Chemicals during fiscal 2002 or fiscal 2001. During fiscal 2000, Chemicals paid dividends of $2.0 million to its sole shareholder, Holdings.

     There is no established public trading market for Chemicals' common stock, par value $.01 per share. As of December 9, 2002, there were 65,000 shares outstanding of Chemicals' common stock, which were held of record by two recordholders. The beneficial owners of these shares are the holders of the claims represented by Holdings' 13 1/2% Senior Secured Discount Notes. The identities of the beneficial owners and the number of shares they each own is not presently known by Chemicals. These 65,000 shares will represent 1.3% of the outstanding Chemicals' common stock upon our emergence from Chapter 11.

ITEM 6.  SELECTED FINANCIAL DATA FOR CHEMICALS

     The following table sets forth selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and related notes in Item 8 of this Form 10-K. Prior to December 6, 2002, all issued and outstanding shares of Chemicals were held by Holdings and, accordingly, per share data is not presented.

                                                      YEAR ENDED SEPTEMBER 30,
                                     ----------------------------------------------------------
                                       2002        2001         2000        1999        1998
                                     ---------   ---------   ----------   ---------   ---------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues...........................  $ 628,727   $ 743,565   $1,096,451   $ 739,552   $ 842,990
Gross profit (loss)................     75,469     (13,845)     140,891      38,158      77,267
Net loss(1)........................    (35,986)   (181,710)     (63,847)    (94,722)    (33,669)
Net cash provided by (used in)
  operating activities.............     42,268       8,785       48,228     (13,903)     45,873
Net cash used in investing
  activities.......................    (16,263)    (16,892)     (28,797)    (25,957)    (26,622)
Net cash provided by (used in)
  financing activities.............    (17,341)     17,316      (28,443)     43,274     (15,236)
BALANCE SHEET DATA (AT YEAR END):
Working capital(2).................  $  33,183   $  73,638   $   84,587   $  92,927   $  91,997
Total assets.......................    489,648     511,850      677,143     752,106     762,503
Long-term debt (excluding current
  maturities)(3)...................     15,079      61,084      791,684     816,927     745,709
Stockholders' equity (deficiency in
  assets)..........................   (611,477)   (563,582)    (377,790)   (309,590)   (220,455)

---------------

(1) During fiscal 2002, we recorded approximately $4.4 million in pre-tax charges related to the write down of our acrylic fibers production assets. During fiscal 2001, approximately $7.1 million in pre-tax charges were recorded in connection with the withdrawal from the traditional commodity textile business of our acrylic fibers operations, which related to $2 million in severance payments and a write-down of finished goods and stores inventory to their net realizable value, and $56.8 million of deferred tax expense was recorded to reflect a full valuation allowance on our U.S. deferred tax assets. During fiscal 2000, we recorded pre-tax charges of $2 million for costs associated with workforce reductions and a $60 million non-cash charge related to the write down of our acrylic fibers production assets. During fiscal 1999, we recorded pre-tax charges of $4 million for costs associated with workforce reductions, $6.8 million non-cash charge related to early retirement programs and benefit changes and a $26.4 million non-cash charge related to the write down of our methanol production assets. During fiscal 1998, we recorded a pre-tax charge of $6 million for costs associated with workforce reductions.

(2) Working capital at September 30, 2002 and 2001 excludes pre-petition liabilities. See Note 4 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

(3) Excludes long-term debt of $418.4 million and $295.0 million, classified as pre-petition liabilities -- subject to compromise and pre-petition liabilities -- not subject to compromise, respectively, on the Consolidated Balance Sheets at September 30, 2002 and 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding our historical financial position and results of operations for each of the three years ended September 30, 2002 and should be read in conjunction with our financial statements appearing elsewhere in this report. For the period July 16, 2001 to the present, we have operated as debtors-in-possession under Chapter 11 of the Bankruptcy Code. In addition, on December 6, 2002, Sterling Chemicals Holdings, Inc. ("Holdings") was merged into Sterling Chemicals, Inc. ("Chemicals").

OVERVIEW

  CHAPTER 11 PROCEEDINGS

     On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in debtor-in-possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), which was later increased to $195 million through the entry of a priming order by the Bankruptcy Court on November 2, 2001 (the "Priming Facility"). In separate actions, the indenture trustee for Chemicals' 12 3/8% Senior Secured Notes appealed both the final order for the Base Facility and the priming order for the Priming Facility to the United States District Court. After numerous proceedings before the United States District Court and the Bankruptcy Court, the United States District Court ultimately upheld the final order for the Base Facility in its original form and upheld the priming order for the Priming Facility in a modified form. The indenture trustee appealed these decisions by the United States District Court to the United States Court of Appeals for the 5th Circuit. The 5th Circuit consolidated all of the pending appeals. By agreement of the indenture trustee, the consolidated appeal has been held in abeyance pending the effectiveness of the Plan. Under the Plan, the indenture trustee will file a voluntary dismissal of the consolidated appeal upon the effective date of the Plan. In the event that the Plan does not become effective on or before January 1, 2003, in the absence of an agreement or order holding the consolidated appeal in abeyance for a longer period, the indenture trustee will be free to further pursue the consolidated appeal.

     At September 30, 2002, the total credit available under the DIP Financing was limited to $139.1 million due to borrowing base restrictions under the current assets revolver portion of the DIP Financing. At September 30, 2002, $57.2 million was drawn under the fixed assets revolver portion of the DIP Financing and there were no borrowings outstanding under the current assets revolver. In addition, approximately $3.6 million of letters of credit were outstanding under the current assets revolver leaving, at September 30, 2002, unused borrowing capacity under the DIP Financing of approximately $78.3 million.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), entered into a financing agreement with CIT Business Credit Canada, Inc. ("CIT Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. Under the Plan, the intercompany loan will be extinguished upon our emergence from Chapter 11. The initial term of the Canadian Financing Agreement extends to July 2004. CIT Canada has been notified of the expected termination of the Canadian Financing Agreement that will occur concurrent with the sale of our pulp chemicals business to Superior. All outstanding balances under the Canadian Financing Agreement will be paid from the proceeds of the sale. At September 30, 2002, $5.2 million was drawn under the Canadian Financing Agreement.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused the Debtors' export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. Chapter 11 is designed to permit debtors to preserve cash and to give debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors assumed favorable pre-petition contracts and leases, rejected unfavorable pre-petition contracts and leases and entered into purchase and sale agreements to otherwise dispose of assets. Most of these actions will be consummated on or before the effective date of the Debtors' plan of reorganization (the "Plan").

     The consummation of the Plan is the primary objective of the Debtors. On May 14, 2002, the Debtors filed the Plan with the Bankruptcy Court, along with an accompanying Disclosure Statement. As a result of negotiations among the key creditor constituencies in the Chapter 11 cases, including Resurgence Asset Management, L.L.C. ("Resurgence"), the single largest unsecured creditor and a proposed equity investor in the reorganized company, a revised Plan and Disclosure Statement were filed with the Bankruptcy Court on September 13, 2002. The Plan and the Disclosure Statement were further revised on October 7, 2002 and October 11, 2002, in connection with the hearing in the Bankruptcy Court to consider the adequacy of the Disclosure Statement. On October 11, 2002, the Bankruptcy Court issued an order approving the Disclosure Statement and authorizing the Debtors to commence the process of soliciting votes to accept or reject the Plan and established a confirmation objection and voting deadline of November 13, 2002. The approval of the Disclosure Statement and the authorization to commence the solicitation of votes was made subject to the conduct of an alternative plan process. As part of that process, alternative plan proposals were required to be submitted by no later than October 28, 2002. However, no such proposals were received by the deadline. The Plan was approved by a large percentage of the votes cast and, on November 20, 2002, the Plan was confirmed by the Bankruptcy Court.

     The Plan provides for the sale of the Debtors' pulp chemicals business to Superior Propane Inc. ("Superior"), for the transfer of the Debtors' acrylic fibers facility pursuant to a management buyout for little or no consideration, effective upon consummation of the Plan and for the continuation of the Debtors' core petrochemicals business, as restructured under the Plan. A portion of the net proceeds from the sale of the pulp chemicals business, $80 million, will remain with the Debtors and will be used to fund the Debtors' obligations under the Plan and to support future operations of the restructured petrochemicals business. The remaining net proceeds will be allocated to the holders of the 12 3/8% Notes, who will also receive approximately $93 million in secured notes in satisfaction of their claims. As part of the Plan, on December 6, 2002, Holdings was merged into Chemicals. Holdings' classes of equity interests were cancelled, and the holders of Holdings' 13 1/2% Senior Secured Discount Notes were issued 65,000 shares of common stock of Chemicals. On the effective date of the Plan, these shares will constitute 1.3% of the new common equity interests in Chemicals. Unsecured creditors and stockholders of Holdings will not receive any distribution under the Plan due to their structural subordination and the absence of assets at Holdings. Unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which include holders of Chemicals' 11 1/4% Senior Subordinated Notes and 11 1/4% Senior Subordinated Notes, will receive a pro rata share of 11.7% of the new Chemicals' shares of common stock to be issued pursuant to the Plan, thereby participating in the common equity ownership of the restructured petrochemicals business, along with Resurgence and its affiliated client accounts (the "Investor"). The Investor has agreed to provide equity funding of $30 million in exchange for certain new preferred equity interests in the reorganized company and to underwrite an additional $30 million of equity funding through a rights offering for common equity interests in the reorganized company. All, or a portion of, certain unsecured claims will be paid if contracts associated with these claims are assumed pursuant to the Plan. Following the satisfaction or waiver of certain conditions, we expect the Plan to become effective on or before December 31, 2002, at which time the Debtors' will emerge from Chapter 11.

     The Debtors have received an exit financing commitment from The CIT Group/Business Credit, Inc. for a $100 million secured revolving credit facility for the restructured petrochemicals business (the "Revolver"). We are in the process of finalizing this agreement and it is expected to close contemporaneously with our emergence from Chapter 11. The DIP Financing will be retired upon our emergence from Chapter 11.

  CERTAIN BANKRUPTCY IMPLICATIONS

     The Debtors have continued to operate their businesses and manage their properties in the ordinary course without prior approval from the Bankruptcy Court. Transactions outside of the ordinary course of business, including certain types of capital expenditures, certain sales of assets and certain requests for additional financing, require approval by the Bankruptcy Court.

     Emergence from Chapter 11 in accordance with the Plan is dependent upon several factors, including:

     - consummation of the sale of the Debtors' pulp chemicals business to Superior;

     - transfer of the acrylic fibers facility pursuant to a management buyout;

     - receipt of investment funds from Resurgence and

     - finalization of the new Revolver.

While we can provide no assurances, we believe that we will satisfactorily complete these items and emerge from Chapter 11.

     The ability of the Debtors to continue as a going concern is dependent upon the Debtors' emergence from Chapter 11 with the capital structure contemplated under the Plan. As the Debtors can give no assurance that they will accomplish any of the foregoing, there is substantial doubt about Chemicals' and the Debtors' ability to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequence of the bankruptcy proceedings and do not include any adjustments that might result from the outcome of the going concern uncertainty.

  ADOPTION OF FRESH START ACCOUNTING

     Upon emerging from Chapter 11, the Debtors will implement fresh start accounting under the provisions of SOP 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Under SOP 90-7, the reorganization value of the Debtors will be allocated to its assets and liabilities, its accumulated deficit will be eliminated, and new equity will be issued according to the Plan. In addition, changes in accounting principles that become effective within the twelve months following the adoption of fresh start accounting will be adopted. We are still evaluating the impact of adopting fresh start accounting. However, we anticipate that the adoption of fresh start accounting will have a material effect on our financial statements because of the revised valuation of the reorganized company, the allocation of reorganization value to the assets and liabilities of the reorganized company, the disposition of our pulp chemicals and acrylic fibers businesses and the potential adoption of new accounting standards upon our emergence from Chapter 11.

     The Plan contemplates the infusion of $60 million of new equity capital in exchange for 87% of the equity of the reorganized company. Based upon this cash transaction, we anticipate that the estimated equity value for the reorganized company at the effective date of the Plan will be approximately $69 million.

  MARKET CONDITIONS

     The primary markets in which we compete, especially styrene and acrylonitrile, are cyclical and are sensitive to factors such as:

     - changes in the balance between supply and demand;

     - the price of raw materials;

     - currency exchange rates; and

     - the level of general worldwide economic activity.

     Styrene prices are cyclical and sensitive to overall supply relative to demand and the level of general business activity. As is the case with other petrochemicals, styrene from time to time experiences periods of strong demand resulting in tight supply and high prices and margins. This tight balance in supply and demand often results in new capacity additions. In most cases, incremental capacity comes in the form of large new plants or major expansions of existing facilities. As this new capacity comes on line, it often exceeds current demand growth and results in a decline in prices and margins. Following a period of strong demand growth and high utilization rates from 1994 to 1996, several major producers announced new capacity increases in 1997 and 1998, particularly in the Far East. At the time of this announced new capacity, there was a general slowdown in the economic growth rate in the Far East, prompting petrochemicals customers to begin utilizing their available inventories and decrease purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999, as the previously announced new capacity came on line at the same time that economic events in various Asian countries significantly reduced demand growth for styrene.

     During fiscal 2000, styrene prices and margins increased significantly from levels experienced in fiscal 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins peaked in April of 2000 at a published spot price of $0.48 per pound and decreased over the second half of 2000.

     During fiscal 2001, U.S. and world economies experienced a general slowdown which negatively impacted demand for most petrochemicals. Raw material and energy costs spiked upward during the first half of fiscal 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion for most of their products. Due to these conditions, many U.S. Gulf Coast petrochemicals producers, including us, reduced production levels. During the second half of fiscal 2001, raw material and energy costs began to moderate, although demand remained weak due to the continued economic slowdown.

     Demand for styrene, relative to supply, increased late in the second quarter of fiscal 2002 due to a variety of factors, including economic improvements in the United States manufacturing sector, global restocking of low inventory levels and styrene plant shutdowns attributable to scheduled maintenance and operating problems at several of our competitors. These factors led to an increase in spot prices for styrene reported on a month-end, industry-wide basis, from $0.17 per pound in January 2002 to as high as $0.40 per pound in March 2002. Thereafter, reported month-end spot prices for styrene ranged from $0.26 per pound to $0.34 per pound, with September 2002 spot prices reported at $0.29-0.30 per pound. Styrene cash margins for spot sales turned positive in February 2002 and continued positive during the remainder of fiscal 2002. Styrene cash margins for spot sales are expected to decline, but still remain positive, in the first quarter of fiscal 2003 as plants in North America that were down for maintenance repairs during the previous quarter resume operations. We cannot predict future increases or decreases in styrene prices and margins.

     The acrylonitrile market exhibits similar characteristics to those of styrene regarding capacity utilization, selling prices and profit margins. Moreover, as a high percentage of our acrylonitrile sales are made in the export market, demand for our acrylonitrile is significantly influenced by export customers, particularly those that supply acrylic fibers to customers in China. During 1996, strong demand for acrylic fibers and ABS resins, particularly in China, increased demand for acrylonitrile, resulting in high prices and margins. High utilization rates and prices prompted many major producers to announce new capacity increases and approximately 1.5 billion pounds of capacity increases came on line between 1996 and 2000. As new acrylonitrile capacity in the United States and Asia came on line, demand growth in Asian markets weakened, causing our acrylonitrile prices and margins to decrease significantly from 1996 through 1999. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several of our competitors and generally low inventory levels.

     Due to the startup of new acrylonitrile plants in the U.S. and Taiwan, a general slowdown of U.S. and world economies, along with higher raw material and energy costs described above, acrylonitrile prices and margins weakened significantly in fiscal 2001. As a result, we rescheduled maintenance turnaround work at our Texas City acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that made it commercially impracticable to operate our acrylonitrile and other nitriles production units, and that served as the basis for our decision to advance the timing of the turnaround, persisted beyond the completion of this maintenance turn-around work. Consequently, we elected to postpone restarting our acrylonitrile facilities and other nitriles production units until it is commercially practicable to operate these facilities. Our other nitriles production units include the sodium cyanide, TBA and DSIDA production units, all of which are dependent on the acrylonitrile facilities for feedstocks. Market conditions for acrylonitrile improved during the second half of fiscal 2002 and, while the additional supply of acrylonitrile may negatively impact the market, the restart of our acrylonitrile facilities and other nitriles production units, other than TBA and DSIDA, is projected for the second quarter of fiscal 2003, although that restart is subject to a number of factors, the occurrence of which cannot be assured. The DSIDA production unit is projected for restart during the third quarter of fiscal 2003, subject to certain conditions, including the restart of the acrylonitrile unit. However, we are currently litigating in Bankruptcy Court the assumption of the contracts governing DSIDA production and related cure costs. Until the litigation is completed, it is unknown whether the contracts will be assumed and the DSIDA unit started. Our conversion agreement with Flexsys America L.P. ("Flexsys") for the production of TBA terminated on December 31, 2001. At this time, we are unable to operate the unit profitably as a producer of TBA, and we are unable to identify an alternate product that can be produced with the equipment.

     The sodium chlorate market has also historically experienced cycles in capacity utilization, selling prices and profit margins, although not to the extremes seen in the petrochemicals markets. Since 1990, North American demand for sodium chlorate has grown at an average annual rate of approximately 7%, as pulp mills have accelerated substitution of chlorine dioxide for elemental chlorine in bleaching applications. In 1999, demand for sodium chlorate did not increase at historical rates as a result of weak market conditions and lower operating rates in the pulp and paper industry. In addition, new production capacity was added while implementation of the Cluster Rules was delayed. During fiscal 2000, 2001 and 2002, average sodium chlorate prices increased due to increased operating rates at pulp mills and the continued conversion to elemental chlorine free bleaching at pulp mills. The industry average market price (as reported by Chemical Week Associates) increased by approximately 10% from fiscal 2000 to fiscal 2001 and increased approximately 4% from fiscal 2001 to fiscal 2002. We cannot predict future increases or decreases in sodium chlorate prices and margins. As part of the Plan, our pulp chemicals business will be sold to Superior concurrent with our emergence from Chapter 11.

     We market a significant portion of our volumes of petrochemicals and generate a significant portion of our revenues under our conversion and long-term agreements. Under our conversion agreements, the customer furnishes some or all of the raw materials, which we process into petrochemicals in exchange for a fee designed to cover our fixed and variable costs of production. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our petrochemicals conversion agreements are intended to:

     - optimize capacity utilization rates;

     - lower our selling, general and administrative expenses;

     - reduce our working capital requirements; and

     - insulate our operations to some extent from the effects of declining markets and changes in raw materials prices.

LIQUIDITY AND CAPITAL RESOURCES

  DIP FINANCING AND CANADIAN FINANCING AGREEMENT

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into the DIP Financing. By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved the Base Facility, which was later increased under the Priming Facility. In separate actions, the indenture trustee for the 12 3/8% Notes appealed both the final order for the Base Facility and the priming order for the Priming Facility to the United States District Court. After numerous proceedings before the United States District Court and the Bankruptcy Court, the United States District Court ultimately upheld the final order for the Base Facility in its original form and upheld the priming order for the Priming Facility in a modified form. The indenture trustee appealed these decisions by the United States District Court to the United States Court of Appeals for the 5th Circuit. The 5th Circuit consolidated all of the pending appeals and, by agreement of the indenture trustee, the consolidated appeal is being held in abeyance pending the effectiveness of the Plan. Under the Plan, the indenture trustee will file a voluntary dismissal of the consolidated appeal upon the effectiveness of the Plan. In the event that the Plan does not become effective on or before January 1, 2003, the indenture trustee will be then be free to further pursue the consolidated appeal if it so desires.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of the co-borrowers (other than Chemicals), all of our U.S. production facilities and related assets and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 65% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - third priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (other than Chemicals) and all of our U.S. production facilities and related assets.

     Upon entry of the priming order, the maximum availability under the current assets revolving credit facility was increased to $125 million. The monthly borrowing base was revised to consist of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide technology and 65% of eligible inventory, with an inventory cap of $62.5 million, and the amount by which the borrowing base for the current assets revolver was required to exceed outstanding borrowings was changed to $6 million. During October 2002, an amendment to the DIP Financing was effected, resulting in abolishment of the minimum EBITDA covenant unless excess availability (as defined in the amendment) falls below $25.0 million for a specified period. In addition, the amount by which the borrowing base for the current assets revolver must exceed borrowings was increased to $12 million.

     If the priming order remains effective and the total commitments under the current assets revolver are increased to $125 million, the incremental $40 million is secured by first priority liens on all of our U.S. production facilities and related assets and all of the capital stock of the co-borrowers (other than Chemicals) to secure up to $40 million under the current assets revolver, as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - second priority liens on all of our United States production facilities and related assets, all of the capital stock of the co-borrowers (other than Chemicals), all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - a third priority lien on the remaining 65% of that stock; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of our U.S. production facilities and related assets, all of the capital stock of the co-borrowers (other than Chemicals) and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and a second priority lien on the remaining 65% of that stock; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and fourth priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (other than Chemicals) and all of our U.S. production facilities and related assets.

     At September 30, 2002, the total credit available under the DIP Financing was $139.1 million due to the current assets revolver portion of the DIP Financing borrowing base limitations discussed above. At September 30, 2002, $57.2 million was drawn under the fixed assets revolver portion of the DIP Financing and there were no borrowings outstanding under the current assets revolver. In addition, approximately $3.6 million of letters of credit were outstanding, leaving at September 30, 2002, unused borrowing capacity under the DIP Financing of approximately $78.3 million.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp, entered into a financing agreement with CIT Canada to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. Under the Plan, the intercompany loan will be extinguished upon our emergence from Chapter 11. The initial term of the Canadian Financing Agreement extends to July 2004. CIT Canada has been notified of the expected termination of the Canadian Financing Agreement that will occur concurrent with the sale of the pulp chemicals business to Superior. All outstanding balances under the Canadian Financing Agreement will be paid from the proceeds of the sale. At September 30, 2002, $5.2 million was drawn under the Canadian Financing Agreement.

     The DIP Financing and the Canadian Financing Agreement contain numerous covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens and sell assets, as well as certain financial maintenance covenants.

  NEW EXIT FINANCING

     The Debtors have received an exit financing commitment from The CIT Group/Business Credit, Inc. for a $100 million secured revolving credit facility for the restructured petrochemicals business (the "Revolver"). We are in the process of finalizing this agreement and it is expected to close contemporaneously with our emergence from Chapter 11. The DIP Financing will be retired upon our emergence from Chapter 11.

     The Revolver is expected to have an initial term of 57 months from the closing date or 90 days prior to the expiration of the new notes to be issued to the holders of Chemicals' 12 3/8% Senior Secured Notes. The Revolver is expected to provide up to $100 million in borrowings, subject to satisfaction of certain funding conditions, and to be secured by our accounts receivable and inventory. Borrowings under the Revolver are expected to be limited to 85% of our eligible accounts receivable plus the lesser of 65% of eligible inventory or $50 million.

     Any borrowings made under the Revolver are expected to bear interest at an annual rate of the Prime Rate plus 0.75% or, at our option, LIBOR plus 2.75%. Additionally, a line of credit fee of 0.50% is expected to be payable monthly on any unused portion of the Revolver. We expect the new Revolver to contain numerous covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens and sell assets, as well as certain financial maintenance covenants.

     If we emerge from Chapter 11 by December 31, 2002, it is anticipated that we will have between $50 and $70 million of cash on hand. We believe that credit available under the Revolver, when added to cash on hand and cash flow from operations, will be sufficient to meet our liquidity needs for the reasonably foreseeable future upon our emergence from Chapter 11, although we can give no assurances to that effect.

  OTHER DOMESTIC BORROWINGS

     As of September 30, 2002, other domestic borrowings consisted of Chemicals' 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes"), 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes") and the 12 3/8% Notes

     The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are fully and unconditionally guaranteed by most of Chemicals' existing direct and indirect U.S. subsidiaries on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary. The 12 3/8% Notes and the subsidiary guarantees are secured by:

     - a second priority lien on all of our U.S. production facilities and related assets;

     - a second priority pledge of all of the capital stock of each subsidiary guarantor; and

     - a first priority pledge of 65% of the stock of certain of our subsidiaries incorporated outside of the U.S.

     As a result of the priming order, the second priority liens held by the 12 3/8% Notes on all of our U.S. production facilities and related assets and the capital stock of each subsidiary guarantor became third priority liens. The priming order does not affect the priority of the pledge held by the 12 3/8% Notes on 65% of the stock of certain of our subsidiaries incorporated outside of the United States. As discussed above, the priming order was appealed by the indenture trustee for the 12 3/8% Notes but is currently being held in abeyance.

     The indentures governing the 12 3/8% Notes, the 11 1/4% Notes and the
11 1/4% Notes contain numerous covenants, including, but not limited to, restrictions on our ability to incur indebtedness, pay dividends, create liens, sell assets, engage in mergers and acquisitions and refinance existing indebtedness. Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under each of the indentures and all of the indebtedness was accelerated and became immediately due and payable. During the pendency of the Chapter 11 cases, the Debtors have not, for the most part, been subject to the restrictions contained in any of the indentures. The 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes will be cancelled by the Plan and the indebtedness owed under the indentures will be satisfied and discharged by the terms of the Plan.

  SASKATOON FACILITY

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with JP Morgan Chase of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement was secured by substantially all of the assets of this subsidiary, including the Saskatoon facility. The Saskatoon Credit Agreement required that certain amounts of Excess Cash Flow (as defined in the Saskatoon Credit Agreement) be used to prepay amounts outstanding under the term portion of the credit facility. In addition, the Saskatoon Credit Agreement provided a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes.

     The Saskatoon Credit Agreement contained provisions which restricted the payment of advances, loans and dividends from Sterling Sask to us. The most restrictive of these covenants limited such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from Sterling Sask under our intercompany tax sharing agreement. In addition, because of its designation as an "Unrestricted Subsidiary" under the DIP Financing and the indentures for the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, Sterling Sask's results are not considered in determining compliance with the covenants contained therein.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies under that agreement prior to December 31, 2001, in exchange for certain concessions from Sterling Sask. On January 2, 2002, Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provided for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changed the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first nine months of fiscal 2002, payments of approximately $14.2 million were made pursuant to this obligation. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask never drew on the revolving credit facility and, as of September 30, 2002, had approximately $9.7 million in cash and cash equivalents on hand.

     On July 24, 2002, Sterling Sask entered into a new credit agreement with a group of lenders led by Bank of Montreal to provide up to Cdn. $8 million in revolving advances ("Facility A"), and Cdn. $60 million in term loans ("Facility B") (collectively, the "Saskatoon Refinancing Agreement"). An initial borrowing of approximately Cdn. $25 million, from Facility B, was used to repay all amounts outstanding under the Saskatoon Credit Agreement. The remaining Cdn. $35 million can be borrowed at any time prior to September 2003, subject to certain funding conditions, and up to Cdn. $30 million may be used to supplement the Debtors' liquidity during the Chapter 11 cases. At September 30, 2002, $15.8 million was outstanding under the Saskatoon Refinancing Agreement.

     Borrowings under Facility B are required to be repaid on or before July 24, 2006 and borrowings under Facility A are required to be repaid on or before July 24, 2003. Available credit under Facility A is generally subject to a borrowing limit equal to the lesser of Cdn. $8 million and the amount determined as follows: 75% of eligible Canadian accounts receivable plus 60% of eligible U.S. accounts receivable, plus the lesser of $2 million and 50% of the value of eligible inventory. Borrowings under Facility A generally bear interest at an annual rate of Prime plus 0.50% to 0.75% depending on the option selected by Sterling Sask. Borrowings under Facility B generally bear annual interest at Bankers Acceptance rates plus 2.25% to 2.50%.

     The Saskatoon Refinancing Agreement contains numerous covenants, including, but not limited to, restrictions on the ability of Sterling Sask to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenant ratios. As of December 13, 2002, none of these covenants restricted our ability to borrow or use proceeds under the Saskatoon Refinancing Agreement. The Saskatoon Refinancing Agreement will be paid in full and terminated upon the sale of the pulp chemicals business to Superior upon our emergence from Chapter 11.

     We believe the credit available under the Saskatoon Refinancing Agreement, when added to internally generated funds and other sources of capital, will be sufficient to meet Sterling Sask's liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

  KEY EMPLOYEES

     We believe that our success depends to a significant extent upon the efforts and abilities of our executive officers and senior management. In addition, we will continue to depend upon the retention of our key sales and purchasing personnel to maintain customer and supplier relationships. After the Debtors filed for protection under Chapter 11 on July 16, 2001, it became difficult to retain our key employees or attract qualified replacements. On August 6, 2001, the Debtors filed a motion with the Bankruptcy Court seeking authorization to continue existing and implement additional retention and severance plans to ameliorate the effects of the Chapter 11 filings on our key employees. This motion was approved on October 31, 2001. Benefits totaling approximately $4.3 million were paid during the reorganization process, including approximately $0.8 million paid pursuant to these plans during fiscal 2002. Approximately $2.8 million of these payments were accrued as of September 30, 2002.

  WORKING CAPITAL

     Working capital at September 30, 2002 was $33 million, a decrease of approximately $40 million from September 30, 2001. This was primarily due to increases in accounts payable and current portion of long-term debt. Current portion of long-term debt increased by $30 million primarily due to the reclassification of the DIP Financing to current liabilities in the fourth quarter of fiscal 2002 due to the termination date contained in the DIP Financing of July 2003. This was partially offset by the repayment of the prior Saskatoon Credit Agreement.

  CASH FLOW

     Net cash provided by our operations was $42 million in fiscal 2002, an increase of approximately $33 million compared to the net cash provided by our operations in fiscal 2001. This increase resulted primarily from a reduction in net losses caused by a general improvement in styrene market conditions between fiscal 2001 and fiscal 2002. Net cash flow used in our investing activities was $16 million in fiscal 2002, compared to $17 million in fiscal 2001. Net cash flow used in our financing activities was $17 million in fiscal 2002, compared to net cash provided by operations of $17 million in fiscal 2001.

  CAPITAL EXPENDITURES

     Our capital expenditures were approximately $16 million in fiscal 2002, $17 million in fiscal 2001 and $29 million in fiscal 2000. Our capital expenditures in fiscal 2002 and fiscal 2001 were primarily related to routine safety, environmental and replacement capital. Our capital expenditures in fiscal 2000 were primarily related to the DSIDA project, a wastewater collection disposal project and routine safety, environmental and replacement capital.

     Capital expenditures are expected to be approximately $30 to $35 million in fiscal 2003, with about $20 to $25 million dedicated to our petrochemicals business, and approximately $10 million dedicated to our pulp chemicals business. These capital expenditures will primarily be for routine safety, environmental and replacement capital. As part of the Plan, our pulp chemicals business will be sold to Superior concurrent with our emergence from Chapter 11.

     Our capital expenditures for environmentally-related prevention, containment and process improvements were $2 million for both fiscal 2002 and fiscal 2001. We anticipate spending approximately $3 to $8 million on these types of expenditures during fiscal 2003, the majority of which will be spent at our Texas City petrochemical facility. During fiscal 2002 and fiscal 2001, we did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See "Certain Known Events, Trends, Uncertainties and Risk Factors."

CRITICAL ACCOUNTING POLICIES, USE OF ESTIMATES AND ASSUMPTIONS

     In response to the Securities and Exchange Commission's Release No. 33-8098, "Disclosure in Management's Discussion and Analysis about the Application of Critical Accounting Policies," we have identified critical accounting policies based upon the significance of the accounting policy to our overall financial statement presentation, as well as our use of estimates and subjective assessments. We have concluded our critical accounting policies are as follows:

  IMPAIRMENT OF LONG-LIVED ASSETS

     Our long-lived assets are comprised principally of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

     As discussed previously, we produce various petrochemicals products at our Texas City location. One of these products, acrylonitrile, has not been produced since the second quarter of fiscal 2001. The restart of the acrylonitrile facility is scheduled for the second quarter of fiscal 2003. Accordingly, we reviewed our acrylonitrile and related units for impairment as of September 30, 2002, due to the continued shutdown of the units. We determined that the undiscounted sum of the expected future cash flows from the assets related to the acrylonitrile and related units exceeded the $30 million recorded approximate value of those assets. Therefore, in accordance with GAAP, we did not recognize an impairment in either fiscal 2002 or fiscal 2001.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost. We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us in connection with these exchange agreements are included in inventory.

  REVENUE RECOGNITION

     We recognize revenue from sales in the open market, raw material conversion agreements and long-term supply contracts when the products are shipped. In addition, we have entered into profit sharing arrangements with respect to some of our petrochemicals products. These revenues are estimated and accrued monthly. Deferred credits are amortized over the life of the contracts which gave rise to them. We also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. We also receive prepaid royalties, which are recognized over a period, which is typically ten years. In addition, we generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized when earned. We classify shipping and handling costs associated with product delivered to customers as cost of goods sold.

  REORGANIZATION EXPENSES

     Reorganization expenses include all costs and expenses directly attributable to our Chapter 11 proceedings. We are required to pay all costs and expenses associated with the Chapter 11 proceedings that are approved by the Bankruptcy Court, including the professional fees of: the secured lenders providing the DIP Financing, the 12 3/8% Notes, the unsecured creditors, the Investor and the Debtors.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 141 will have an impact on our financial statements upon our emergence from Chapter 11 pursuant to the application of fresh start accounting. However, we do not believe that the adoption of SFAS No. 142 will have a significant impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 apply to fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 apply to transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 has not had a significant impact on our financial statements but could affect our financial statements after our emergence from Chapter 11.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on our financial position or results of operations.

CERTAIN KNOWN EVENTS, TRENDS, UNCERTAINTIES AND RISK FACTORS

  WE ARE HIGHLY LEVERAGED AND HAVE SUBSTANTIAL DEBT OBLIGATIONS

     We are currently in default under many of our pre-petition debt obligations. During the pendency of our bankruptcy proceedings, the Debtors may obtain post-petition debt financing only with the approval of the Bankruptcy Court and have already obtained approval for the DIP Financing discussed above. As of December 9, 2002, there were $38.8 million cash borrowings outstanding under the DIP Financing and letters of credit in the aggregate amount of $3.6 million were issued under the DIP Financing, leaving unused borrowing capacity under the DIP Financing, after giving affect to the priming order, of approximately $77.6 million. Unless amended, the DIP Financing matures on the earlier of July 19, 2003, or the effective date of the Plan.

     Upon our emergence from Chapter 11, we will continue to have debt service obligations with respect to new indebtedness created by the Plan and our exit financing. Thus we would continue to be particularly susceptible to adverse changes in our industry, the economy and the financial markets. In addition, our ability to obtain additional debt financing after emergence will be limited by restrictive covenants under the terms of our new credit agreement and the indenture from our new notes. Those limits on financing will restrict our ability to service our debt obligations through additional debt financing if cash flow from operations is insufficient to service such obligations.

  WE HAVE LIMITED LIQUIDITY, WHICH MAY PROVE INADEQUATE DURING OUR REORGANIZATION PROCESS

     The Debtors are currently funding their liquidity needs out of operating cash flow and from borrowings under the DIP Financing. The DIP Financing is limited in amount and is also subject to numerous funding conditions, including borrowing base requirements, which are largely beyond the control of the Debtors. The ability of the Debtors to obtain additional financing during the reorganization process is severely limited by a variety of factors, including the debt incurrence restrictions imposed by the DIP Financing, numerous procedural requirements and uncertainties relating to the bankruptcy proceedings, including any continuing challenge to the priming order, and the Debtors' current financial condition and prospects. Accordingly, if the Plan does not become effective within a reasonable period of time, no assurances can be given that the Debtors' existing sources of liquidity will be adequate to fund their liquidity needs throughout the remainder of the reorganization process or, if additional sources of liquidity become necessary during the reorganization process, that they would be available to the Debtors or adequate. Any liquidity shortages during the remainder of the reorganization process would likely have a material adverse effect on the Debtors' business and financial condition as well as their ability to successfully restructure and emerge from bankruptcy.

  THE CYCLICALITY OF THE MARKETS FOR OUR PRODUCTS MAKE IT MORE DIFFICULT FOR US TO SUCCESSFULLY RESTUCTURE AND EMERGE FROM BANKRUPTCY

     The industries in which we participate are cyclical and depressed market conditions for our major products can negatively affect our business and make it difficult for us to restructure successfully. Demand for our petrochemicals and pulp products are cyclical and are influenced by, among other things, the health of the global economy and changes in overall supply relative to demand. An economic slowdown or a prolonged downturn in our petrochemicals markets will impact both the sales volumes and sales prices of our products and could have a material adverse effect on our financial results. As prices decline, our profit margins generally decrease, which adversely affects our business and our cash flows. Large global capacity additions of styrene and acrylonitrile were completed between 1997 and 2001. For styrene, approximately eight billion pounds of net new capacity was added and, for acrylonitrile, approximately three billion pounds of net new capacity was added. Further, reduced operating rates at North American pulp mills have reduced the rate of demand growth in North America for our pulp chemicals products and services. The resulting impact on prices and margins negatively impacted our pulp chemicals' results in fiscal 1998, 1999 and 2001 and could negatively impact our results in the future. As part of the Plan, our pulp chemicals business will be sold to Superior concurrent with our emergence from Chapter 11.

  THE PETROCHEMICALS, ACRYLIC FIBERS AND PULP CHEMICALS INDUSTRIES ARE HIGHLY COMPETITIVE

     Many of our competitors, particularly in the petrochemicals industry, are larger and have substantially greater financial resources than we have. We compete with some of the world's largest chemical companies, many of whom, in contrast to us, supply much of their own raw materials requirements. In addition, a significant portion of our petrochemicals business is based upon widely available technology. The entrance of new competitors into the industry or the addition by existing competitors of new capacity may reduce our ability to maintain profit margins or preserve our market share, even during periods of increased demand for our petrochemical products.

  OUR BUSINESS MAY BE ADVERSELY AFFECTED BY DEREGULATION OF ELECTRIC POWER OR IF WE ARE UNABLE TO OBTAIN RAW MATERIALS AND ENERGY RESOURCES FROM THIRD-PARTY SUPPLIERS AT REASONABLE PRICES OR ON ACCEPTABLE TERMS

     For most of our products, the combined cost of raw materials and energy resources, including utilities in the case of pulp chemicals, is far greater than all other costs of production combined. Therefore, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. If we are unable to obtain raw materials at reasonable prices and on acceptable terms, our results of operations would be negatively impacted. Most of the raw materials we use are supplied by others and many of them are subject to wide price fluctuations for a variety of reasons beyond our control. For example, changes in the availability of these products may result from major capacity additions or significant facility operating problems. The current trend towards deregulation of electric power makes our short-term future cost for electric power uncertain. Electricity is the largest cost of manufacturing sodium chlorate. In addition, natural gas is a significant cost of production for some of our petrochemicals and pulp chemicals, as well as for our suppliers of raw materials. Significant increases in natural gas prices may increase our total costs of production and we may not be able to recover this increase in costs through higher selling prices. We can give no assurances that we will continue to be able to secure adequate supplies of electric power or any of our raw materials or energy resources at reasonable prices or on acceptable terms. As part of the Plan, our pulp chemicals business will be sold to Superior concurrent with our emergence from Chapter 11.

  OUR INDUSTRY IS SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATION, WHICH CREATES UNCERTAINTY REGARDING FUTURE ENVIRONMENTAL EXPENDITURES AND LIABILITIES

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. These regulations, and the potential for further expanded regulations may increase our costs and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and thereby negatively affect our business. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we are uncertain as to the amount of our future environmental expenditures and liabilities. The Texas Commission for Environmental Quality ("TCEQ") enacted new regulations requiring significant reductions of nitrogen oxide which apply to our Texas City facility. The TCEQ also proposed similar regulations requiring the reduction of particulate matter which apply to our Texas City facility. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan were approved by the United States. Environmental Protection Agency on October 15, 2001. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 90%, which we estimate would require Chemicals to make between $25 million and $30 million in capital improvements at our Texas City facilities. The majority of these capital expenditures are expected to be incurred from fiscal 2003 through fiscal 2007.

  WE ARE SUBJECT TO MANY OPERATING RISKS, SOME OF WHICH MAY NOT BE COVERED BY INSURANCE

     A business risk inherent in all chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we attempt to operate our facilities responsibly and in compliance in all material respects with all applicable environmental and health and safety requirements, we may face expenses and liabilities as a result of our past or future operations. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses, and we maintain insurance at levels that are typical for our industry's insurance coverages.

  CURRENT AND FUTURE LEGAL PROCEEDINGS MAY HAVE UNFAVORABLE OUTCOMES

     We are currently a party to several legal proceedings and additional legal proceedings could be filed against us in the future. We are not able to predict the final outcome of the current proceedings and we cannot guarantee that the ultimate resolution of current or future proceedings will not have a material adverse effect on us. Legal proceedings in which claims against the Debtors that existed prior to the filing of Chapter 11 cases are asserted are subject to the automatic stay, and any such claims would be payable from assets of the Debtors only pursuant to a confirmed plan of reorganization or order of the Bankruptcy Court. For more information, see Note 9 of the Notes to Consolidated Financial Statement included in this Form 10-K.

  WE DEPEND UPON THE CONTINUED OPERATION OF OUR TEXAS CITY FACILITY

     All of the petrochemicals we manufacture, including all of our styrene, acrylonitrile and acetic acid, are produced at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse effect on our results. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other normal hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, we cannot guarantee that a significant interruption in the operation of our Texas City facility would be covered by this insurance or would not otherwise have a material adverse effect on us.

  WE DEPEND UPON OUR LONG-TERM CONTRACTS AND SIGNIFICANT CUSTOMERS

     We sell significant portions of our acrylonitrile and styrene production and all of our acetic acid, plasticizers and DSIDA production under long-term contracts. These contracts are intended to provide stability in the event that the demand for or prices of these products decline significantly, but also limit our ability to take full advantage of attractive market conditions during periods of higher prices for these products. The loss of one or more of these contracts, or a material reduction in the amount of product purchased under one or more of these contracts, could have a material adverse effect on us. The DSIDA production unit is projected for restart during the third quarter of fiscal 2003, subject to certain conditions, including the restart of our acrylonitrile unit, and as such, there can be no assurances. However, we are currently litigating in Bankruptcy Court the assumption of the contracts governing DSIDA production and related cure costs. Until the litigation is completed, it is unknown whether the contracts will be assumed and the DSIDA unit started. Under the modifications to the BP acrylonitrile agreements, if we and BP do not enter into an expanded acrylonitrile relationship, and we have not restarted our acrylonitrile facilities by August 31, 2003, all of the BP acrylonitrile agreements that are executory in nature will automatically terminate, we will transfer our interest in ANEXCO to BP for nominal consideration and, if we have elected to permanently shut down our acrylonitrile facility, we will sell all of our BP-supplied acrylonitrile catalyst to BP for nominal consideration. We are currently in negotiations with DuPont regarding modifications to our existing sodium cyanide supply arrangements. If we are not able to finalize these negotiations and execute a definitive agreement with DuPont incorporating these modifications on or before December 15, 2002, our sodium cyanide arrangements with DuPont will terminate without liability to either party and the sodium cyanide unit will be dismantled.

  WE FACE RISKS RELATED TO OUR FOREIGN OPERATIONS THAT MAY NEGATIVELY AFFECT OUR BUSINESS

     Approximately 36% of our fiscal 2002 revenues were derived from our Canadian-based pulp chemicals business and approximately 34% were derived from export sales of our products. Our international operations and exports to foreign markets make us subject to a number of special risks such as:

     - currency exchange rate fluctuations;

     - foreign economic conditions;

     - trade barriers;

     - exchange controls;

     - national and regional labor strikes;

     - political risks and risks of increases in duties;

     - taxes;

     - governmental royalties; and

     - changes in laws and policies governing operations of foreign-based companies.

     The occurrence of any one or a combination of these factors may increase our costs or have other negative effects on our business. In addition, earnings of foreign subsidiaries and intercompany payments are subject to foreign income tax rules that may reduce cash flow available to meet our required debt service and other obligations.

  RESTRICTIONS ON ABILITY TO MOVE FUNDS BETWEEN DEBTORS AND OTHER SUBSIDIARIES MAY NEGATIVELY AFFECT LIQUIDITY

     As a result of the provisions contained in the DIP Financing, the Canadian Financing Agreement and the Saskatoon Credit Agreement, our ability to transfer funds between the Debtors and our subsidiaries not in bankruptcy is severely limited. These restrictions could negatively affect our liquidity and that of our non-debtor subsidiaries.

  FUTURE PROBLEMS WITH LABOR RELATIONS MAY NEGATIVELY AFFECT OUR BUSINESS

     Approximately 40% of our employees are covered under various union contracts. Approximately 43% of our employees at our Texas City facility are covered by one union contract which is subject to renegotiation in April 2004.

     Approximately 76% of our employees at our Saskatoon facility are covered by one union contract which is subject to renegotiation in September 2004. Approximately 74% of our employees at our Vancouver facility are covered by a union contract, which is subject to renegotiation in November 2003. Approximately 74% of our Buckingham employees are members of either an operations and maintenance workers union, the contract with which is currently being negotiated, or an office and lab workers union, the contract with which expires in March 2003. Our Canadian union contracts are not affected by the Chapter 11 cases.

     Although we believe our relationship with our employees is generally good, a strike by one or more of the unions representing our employees could have a material adverse effect on our financial condition, results of operations or cash flows.

     As part of the Plan, our pulp chemicals business will be sold to Superior concurrent with our emergence from Chapter 11.

RESULTS OF OPERATIONS

     The following table sets forth revenues, gross profit (loss) and operating income (loss) for our segments for the years ended September 30, 2002, 2001 and 2000.

                                                               YEAR ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               2002     2001      2000
                                                              ------   ------   --------
                                                                (DOLLARS IN MILLIONS)
REVENUES:
Petrochemicals..............................................   $401     $515     $  870
Pulp Chemicals..............................................    228      229        226
                                                               ----     ----     ------
                                                               $629     $744     $1,096
                                                               ====     ====     ======
GROSS PROFIT (LOSS):
Petrochemicals..............................................   $ 24     $(65)    $   93
Pulp Chemicals..............................................     51       51         48
                                                               ----     ----     ------
                                                               $ 75     $(14)    $  141
                                                               ====     ====     ======
OPERATING INCOME (LOSS):
Petrochemicals..............................................   $ (9)    $(88)    $    5
Pulp Chemicals..............................................     41       42         35
                                                               ----     ----     ------
                                                               $ 32     $(46)    $   40
                                                               ====     ====     ======

  COMPARISON OF FISCAL 2002 TO FISCAL 2001

     Our revenues were approximately $629 million in fiscal 2002, a decrease of 15% from the approximately $744 million in revenues we recorded in fiscal 2001. This decrease in revenues resulted primarily from lower acrylonitrile and acrylic fiber sales volumes. We recorded a net loss of approximately $36 million for fiscal 2002, compared to a net loss of approximately $182 million for fiscal 2001. This decrease in net loss was primarily due to improved styrene gross profit and lower interest costs, as we did not accrue interest on our unsecured and undersecured funded indebtedness as it is generally disallowed by the Bankruptcy Code. This was partially offset by an increase in reorganization items recorded during fiscal 2002 compared to fiscal 2001.

  Revenues, Gross Profit (Loss) and Operating Income (Loss)

     Petrochemicals. Revenues from our petrochemicals operations were approximately $401 million in fiscal 2002, a decrease of approximately 22% from the $515 million in revenues we recorded in fiscal 2001. This decrease in revenues was caused primarily by decreases in acrylonitrile and acrylic fibers sales volumes. Our petrochemicals operations recorded an operating loss of approximately $9 million for fiscal 2002, compared to an operating loss of approximately $88 million for fiscal 2001. This improvement resulted primarily from an increase in styrene sales margins along with our withdrawal from the traditional commodity textile fibers business during fiscal 2001.

     Revenues from our styrene operations were approximately $274 million in fiscal 2002, an increase of approximately 7% from the approximately $257 million in revenues from these operations during fiscal 2001. Sales prices for styrene during fiscal 2002 decreased approximately 4% from those realized during fiscal 2001. However, our total sales volumes for styrene in fiscal 2002 increased approximately 8% from those realized during fiscal 2001. The increase in styrene sales volumes, combined with decreases in raw material and energy costs, resulted in a significant increase in gross margin realized in fiscal 2002 compared to fiscal 2001. During fiscal 2002, prices for benzene, one of the primary raw materials for styrene, were approximately 4% lower than the prices we paid for benzene in fiscal 2001 and prices for ethylene, the other primary raw material for styrene, were approximately 28% lower than the prices we paid for ethylene in fiscal 2001. Average costs for natural gas, another major component in the cost of manufacturing styrene, decreased 42% during fiscal 2002 compared to average costs during fiscal 2001.

     Revenues from our acrylonitrile and derivatives operations were approximately $7 million in fiscal 2002, a decrease of approximately 92% from the approximately $87 million in revenues from these operations in fiscal 2001. Total sales volumes of our acrylonitrile decreased approximately 90% in fiscal 2002 compared to fiscal 2001 due to our continued shutdown of our acrylonitrile facility during fiscal 2002 due to unfavorable market conditions. We did not purchase propylene and ammonia, the primary raw materials for acrylonitrile, in fiscal 2002 due to the continued shutdown.

     Revenues from our acrylic fibers operations were approximately $19 million in fiscal 2002, a decrease of approximately 60% from the approximately $47 million in revenues from these operations during fiscal 2001. Sales volumes of our acrylic fibers during fiscal 2002 decreased approximately 74% from those experienced in fiscal 2001. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001, and corresponding significant reduction in our operations at our acrylic fibers plant. Sales prices for our acrylic fibers in fiscal 2002 increased approximately 58% from those realized during fiscal 2001. We continue to produce our specialty textile and technical fibers products at this facility.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $101 million in fiscal 2002, a decrease of approximately 19% from the $124 million in revenues from these operations during fiscal 2001. Our other petrochemicals operations reported an increase in operating earnings for fiscal 2002 compared to those realized during fiscal 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $228 million in fiscal 2002, a slight decrease from the approximately $229 million in revenues from these operations during fiscal 2001. A reduction in chlorine dioxide generator royalties was partially offset by an increase in sodium chlorate revenue. Sales prices of our sodium chlorate increased approximately 4% during fiscal 2002 compared to fiscal 2001, while sodium chlorate sales volumes decreased slightly during this same period. Our pulp chemicals operations recorded operating income of approximately $41 million in fiscal 2002 compared to operating income of approximately $42 million during fiscal 2001.

  Other Expense (Income)

     We generated other income of approximately $2 million in fiscal 2002 due to an adjustment of a liability related to certain employee retirement benefit obligations, compared to the $3 million of other expense incurred in fiscal 2001 which was primarily for professional fees incurred in preparation of our filing for reorganization under Chapter 11.

  Reorganization Items

     Reorganization items incurred during fiscal 2002 were approximately $17 million compared to approximately $5.4 million incurred during fiscal 2001. These costs were primarily for professional fees incurred after our filing for reorganization under Chapter 11.

  Interest and Debt Related Expenses

     Interest and debt related expenses were approximately $53 million in fiscal 2002 compared to approximately $93 million in fiscal 2001. This reduction was due to the fact that, after our Chapter 11 filings, interest on liabilities subject to compromise was not accrued. The contractual interest expense not accrued during fiscal 2002 and fiscal 2001, due to our Chapter 11 filings, was approximately $49 million and $10 million, respectively.

  Provision for Income Taxes

     Provision for income taxes decreased approximately $28 million to $15 million during fiscal 2002 compared to fiscal 2001. This decrease was the result of an increase in the valuation allowance related to certain deferred tax assets during fiscal 2001. As of September 30, 2002, we had an available U.S. federal income tax net operating loss carryforward ("U.S. NOL") of approximately $351 million, which expires during 2018-22. In assessing the value of the deferred tax assets, we consider whether it is more likely than not that all of the deferred tax assets will be realized. We will undergo an ownership change for U.S. federal income tax purposes in connection with consummation of the Plan. As a result of that ownership change, our ability to use our U.S. NOLs will be severely limited. Moreover, we expect that we will recognize a significant amount of cancellation of indebtedness ("COD") income for U.S. federal income tax purposes upon consummation of the Plan. Although this COD income will be excluded from our gross income because we are in bankruptcy, we will be required to reduce our U.S. NOLs (and possibly certain other tax attributes) for our taxable year that begins after the year in which the Plan is consummated. As we expect that the amount of COD income recognized upon consummation of the Plan will exceed the amount of our U.S. NOLs, we expect that our U.S. NOLs will be completely eliminated for the taxable year that begins after our taxable year in which the Plan is consummated. Based on the foregoing, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Consequently, benefit was not provided for these U.S. NOLs at September 30, 2002.

  COMPARISON OF FISCAL 2001 TO FISCAL 2000

     Our revenues were approximately $744 million in fiscal 2001, a decrease of 32% from the approximately $1.1 million in revenues we recorded in fiscal 2000. This decrease in revenues resulted primarily from lower styrene and acrylonitrile sales volumes and sales prices. We recorded a net loss of approximately $182 million for fiscal 2001, compared to a net loss of approximately $64 million for fiscal 2000. This increase in net loss was primarily due to the level of net loss from our styrene and acrylonitrile operations, along with the additional valuation allowance taken for our deferred tax assets; partially offset by the absence of a $60 million impairment charge related to our acrylic fiber long-lived assets in fiscal 2000.

  Revenues, Gross Profit (Loss) and Operating Income (Loss)

     Petrochemicals. Revenues from our petrochemicals operations were approximately $515 million in fiscal 2001, a decrease of approximately 41% from the $870 million in revenues received in fiscal 2000. This decrease in revenues was caused primarily by decreases in styrene and acrylonitrile sales volumes and prices and decreased methanol sales volumes in fiscal 2001. Our petrochemicals operations recorded an operating loss of approximately $89 million for fiscal 2001, whereas these operations recorded operating income of approximately $5 million for fiscal 2000. This difference resulted primarily from lower styrene and acrylonitrile sales volumes and prices, as well as higher energy costs ; partially offset by the absence of a $60 million impairment charge related to our acrylic fiber long-lived assets in fiscal 2000.

     Revenues from our styrene operations were approximately $257 million in fiscal 2001, a decrease of approximately 48% from the approximately $492 million in revenues from these operations during fiscal 2000. Sales prices for styrene during fiscal 2001 decreased approximately 24% from those realized during fiscal 2000. In addition, our total sales volumes for styrene in fiscal 2001 decreased approximately 31% from those realized during fiscal 2000. These decreases in sales prices and sales volumes resulted primarily from a continued slowdown in demand attributable, to a large extent, to a slowdown in general worldwide economic activity. During fiscal 2001, prices for benzene, one of the primary raw materials for styrene, were approximately 9% lower than the prices we paid for benzene in fiscal 2000 and prices for ethylene, the other primary raw material for styrene, were approximately 8% lower than the prices we paid for ethylene in fiscal 2000. Average costs for natural gas during fiscal 2001 increased 78% compared to average costs during fiscal 2000. Margins on our styrene sales during fiscal 2001 decreased from those realized during fiscal 2000, primarily as a result of the decrease in sales prices and volumes and the increase in energy costs, partially offset by the decreases in the costs of benzene and ethylene.

     Revenues from our acrylonitrile and derivatives operations were approximately $87 million in fiscal 2001, a decrease of approximately 47% from the approximately $164 million in revenues from those operations in fiscal 2000. Total sales volumes of our acrylonitrile decreased approximately 61% in fiscal 2001 compared to fiscal 2000 due to our continued shutdown of our acrylonitrile facility for most of fiscal 2001 due to unfavorable market conditions. Direct sales prices for acrylonitrile in fiscal 2001 decreased approximately 10% from those realized in fiscal 2000. During fiscal 2001, prices for propylene, one of the primary raw materials for acrylonitrile, were approximately 4% higher than the prices we paid for propylene during fiscal 2000 and prices for ammonia, the other primary raw material for acrylonitrile, were approximately 28% higher than the prices we paid for ammonia in fiscal 2000. Margins on our acrylonitrile sales in fiscal 2001 decreased from those realized in fiscal 2000, primarily as a result of higher raw materials costs and lower operating rates.

     Revenues from our acrylic fibers operations were approximately $47 million in fiscal 2001, a decrease of approximately 35% from the approximately $73 million in revenues from these operations during fiscal 2000. Sales volumes of our acrylic fibers during fiscal 2001 decreased approximately 42% from those experienced in fiscal 2000. Sales prices for our acrylic fibers in fiscal 2001 increased approximately 14% from those realized during fiscal 2000. These decreases in revenues and sales volumes resulted primarily from our withdrawal from the traditional commodity textile business in the third quarter of fiscal 2001 and corresponding significant reduction in our operations at our acrylic fibers plant. We continue to produce our specialty and technical fibers products at this facility.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers, and methanol, were $124 million in fiscal 2001, a decrease from the $141 million in revenues from these operations during fiscal 2000. Our other petrochemicals operations reported an increase in operating earnings for fiscal 2001 compared to that realized during fiscal 2000, primarily due to the positive impact of our methanol plant shutdown and the benefit of our methanol requirements contract. Also favorably impacting operating income during fiscal 2001 were net proceeds of $3 million recorded in connection with a dispute related to the construction of our methanol facility, the proceeds of which were received in April of 2001.

     Pulp Chemicals. Revenues from our pulp chemicals operations were approximately $229 million in fiscal 2001, an increase of approximately 1% from the approximately $226 million in revenues from these operations during fiscal 2000. An increase in sodium chlorate revenue was partially offset by a reduction in chlorine dioxide generator royalties. Sales prices of our sodium chlorate increased approximately 6% during fiscal 2001 compared to fiscal 2000, while sodium chlorate sales volumes increased approximately 2% during this period. Our pulp chemicals operations recorded operating income of approximately $42 million in fiscal 2001 compared to operating income of approximately $35 million during fiscal 2000. These increases in revenues, sales prices, sales volumes and operating income resulted primarily from the continued conversion to elemental chlorine free bleaching at pulp mills.

  Selling, General and Administrative ("SG&A") Expenses

     Our SG&A expenses in fiscal 2001 were approximately $24 million, compared to approximately $39 million in fiscal 2000. This decrease was primarily the result of the accrual in fiscal 2000 of variable compensation related to our fiscal 2000 financial performance with no corresponding accruals in fiscal 2001, cost reductions in our acrylic fibers business and general cost containment efforts.

  Other Expense

     We incurred other expense of approximately $3 million in fiscal 2001, which was primarily for professional fees incurred in preparation of our filing for reorganization under Chapter 11, compared to the $2 million incurred in fiscal 2000 related to the workforce reductions in our acrylic fibers operations.

  Reorganization Items

     Reorganization items incurred during fiscal 2001 were approximately $5 million, which was primarily for professional fees incurred after our filing for reorganization under Chapter 11.

  Interest and Debt Related Expenses

     Interest and debt related expenses were approximately $93 million in fiscal 2001 compared to $100 million in fiscal 2000. This reduction was due to the fact that, after our Chapter 11 filings, interest on liabilities subject to compromise was not accrued. The contractual interest expense not accrued during fiscal 2001 due to our Chapter 11 filings was approximately $10 million.

  Provision for Income Taxes

     Provision for income taxes increased approximately $38 million to $43 million during fiscal 2001 compared to fiscal 2000. This increase was the result of increasing the valuation allowance related to certain deferred tax assets. In fiscal 2001, based on the uncertainty as to the effect of our Chapter 11 filings on the utilization of our U.S. NOLs and the future realization of other net deferred tax assets, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Accordingly, an additional valuation allowance of $92 million was recorded during fiscal 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The table below provides information about our market sensitive financial instruments and constitutes a "forward-looking statement." The table excludes pre-petition debt of the Debtors due to the uncertainty related to the ultimate resolution of these liabilities during our Chapter 11 proceedings. Our major financial market risk exposure is changing interest rates, primarily in the U.S. Interest rate swaps may be used to adjust interest rate exposure, when appropriate, based upon market conditions. A portion of our borrowings and transactions are denominated in foreign currencies which exposes us to market risk associated with exchange rate movements. All items described below are stated in U.S. dollars.

                                                                                                  FAIR VALUE
EXPECTED MATURITY DATES                                                                          SEPTEMBER 30,
(IN THOUSANDS)               2003      2004     2005     2006     2007    THEREAFTER    TOTAL        2002
-----------------------     -------   ------   ------   ------   ------   ----------   -------   -------------
DEBT
United States $
  denominated.............  $57,242   $   --   $   --   $   --   $   --     $   --     $57,242      $57,242
  Average interest
    rates -- variable.....      (a)
Canadian $ denominated....  $ 5,908   $1,625   $1,625   $1,625   $1,625     $8,579     $20,987      $20,987
  Average interest
    rates -- variable.....   (b)(c)   (b)(c)      (b)      (b)      (b)        (b)
DERIVATIVE POWER CONTRACTS
Power Purchase
  Agreement(d)............  $   200   $   --   $   --   $   --   $   --     $   --     $   200      $   200

---------------

(a) Borrowings under our fixed assets revolver bear interest, at our option, at an annual rate of either the "LIBOR Rate" plus 3.75% or the "Alternate Base Rate" plus 2.25%. Borrowings under our current assets revolver bear interest, at our option, at an annual rate of either the LIBOR Rate plus 3.50% or the Alternate Base Rate plus 2.00%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by The Chase Manhattan Bank in New York, New York or the "Federal Funds Effective Rate" plus 1/2%. At September 30, 2002, the weighted average interest rate in effect for our fixed assets revolver was 6.0% and there were no amounts outstanding under our current assets revolver.

(b) Borrowings under the Saskatoon revolver ("Facility A"), which are denominated in Canadian dollars, generally bear interest at Prime rates plus 0.50% to 0.75% depending on the option selected by Sterling Sask. There were no borrowings under Facility A at September 30, 2002. Borrowings under the Saskatoon term loan ("Facility B"), which are denominated in Canadian dollars, generally bear interest at Bankers Acceptance rates plus 2.25% to 2.50%. At September 30, 2002, the interest rate in effect for Facility B was 5.27%.

(c) Borrowings under the revolving loan of the Canadian Financing Agreement bear interest at the Canadian Imperial Bank of Commerce Rate (CIBC) "Bank Rate" plus 2.00% per annum on Canadian Dollar loans and CIBC "Base Rate" plus 2.00% per annum on American Dollar loans. At September 30, 2002, the interest rates in effect were 6.50% and 7.25% on the Canadian and American dollar loans. Borrowings under the Canadian dollar term loan of the Canadian Facility bears interest at the "Bank Rate" plus 2.50% per annum. At September 30, 2002, the interest rate in effect was 7.0%.

(d) Our Canadian subsidiaries periodically enter fixed price agreements for a portion of their electrical energy requirements. We have an agreement relating to the supply of a portion of the electrical energy at one of our Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the Derivatives Implementation Group and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2002, are used in the ordinary course of business. However, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2002, the value of this agreement was a gain of approximately $0.2 million based on current market prices and quantities to be delivered.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

STERLING CHEMICALS, INC.
Sterling Chemicals, Inc. Consolidated Statements of
  Operations for the years ended September 30, 2002, 2001
  and 2000..................................................    50
Sterling Chemicals, Inc. Consolidated Balance Sheets as of
  September 30, 2002 and 2001...............................    51
Sterling Chemicals, Inc. Consolidated Statements of Changes
  in Stockholder's Equity (Deficiency in Assets) for the
  years ended September 30, 2002, 2001 and 2000.............    52
Sterling Chemicals, Inc. Consolidated Statements of Cash
  Flows for the years ended September 30, 2002, 2001 and
  2000......................................................    53
Notes to Consolidated Financial Statements..................    54
Independent Auditors' Report................................    90

STERLING CHEMICALS GUARANTORS
Sterling Chemicals Guarantors Combined Statements of
  Operations for the years ended September 30, 2002, 2001
  and 2000..................................................    91
Sterling Chemicals Guarantors Combined Balance Sheets as of
  September 30, 2002 and 2001...............................    92
Sterling Chemicals Guarantors Combined Statements of Changes
  in Stockholder's Equity (Deficiency in Assets) for the
  years ended September 30, 2002, 2001 and 2000.............    93
Sterling Chemicals Guarantors Combined Statements of Cash
  Flows for the years ended September 30, 2002, 2001 and
  2000......................................................    94
Notes to Combined Financial Statements......................    95
Independent Auditors' Report................................   120

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                               2002       2001         2000
                                                             --------   ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Revenues...................................................  $628,727   $ 743,565   $1,096,451
Cost of goods sold.........................................   553,258     757,410      955,560
                                                             --------   ---------   ----------
Gross profit (loss)........................................    75,469     (13,845)     140,891
Selling, general and administrative expenses...............    24,059      23,573       38,901
Impairment of assets.......................................     4,444          --       60,000
Other expense (income).....................................    (1,925)      2,960        1,554
Reorganization items.......................................    17,022       5,422           --
Interest and debt related expenses(1)......................    52,987      93,223       99,723
                                                             --------   ---------   ----------
Loss before income taxes...................................   (21,118)   (139,023)     (59,287)
Provision for income taxes.................................    14,868      42,687        4,560
                                                             --------   ---------   ----------
Net loss...................................................  $(35,986)  $(181,710)  $  (63,847)
                                                             ========   =========   ==========

---------------

(1) Contractual interest for the years ended September 30, 2002 and 2001 totaled $102,275 and $103,470, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $  23,276    $  14,459
  Accounts receivable, net..................................    107,968      103,933
  Inventories, net..........................................     50,871       48,318
  Prepaid expenses..........................................      5,086        3,349
                                                              ---------    ---------
       Total current assets.................................    187,201      170,059
Property, plant and equipment, net..........................    255,836      284,944
Other assets, net...........................................     46,611       56,847
                                                              ---------    ---------
       Total assets.........................................  $ 489,648    $ 511,850
                                                              =========    =========

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................  $  51,424    $  27,436
  Accrued liabilities.......................................     39,444       35,725
  Current portion of long-term debt.........................     63,150       33,260
                                                              ---------    ---------
       Total current liabilities............................    154,018       96,421
Pre-petition liabilities -- subject to compromise...........    520,938      561,692
Pre-petition liabilities -- not subject to compromise.......    362,836      325,655
Long-term debt..............................................     15,079       61,084
Deferred income tax liability...............................     14,115       14,504
Deferred credits and other liabilities......................     34,139       15,787
Common stock held by ESOP...................................         --          289
Commitments and contingencies (Note 9)
Stockholder's equity (deficiency in assets):
  Common stock, $.01 par value..............................         --           --
  Additional paid-in capital................................   (141,786)    (141,786)
  Accumulated deficit.......................................   (419,437)    (383,740)
  Accumulated other comprehensive loss......................    (50,254)     (38,053)
  Deferred compensation.....................................         --           (3)
                                                              ---------    ---------
       Total stockholder's equity (deficiency in assets)....   (611,477)    (563,582)
                                                              ---------    ---------
       Total liabilities and stockholder's equity
        (deficiency in assets)..............................  $ 489,648    $ 511,850
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                           CONSOLIDATED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

                                                                                 ACCUMULATED
                                    COMMON STOCK     ADDITIONAL                     OTHER
                                   ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE     DEFERRED
                                   SHARES   AMOUNT    CAPITAL       DEFICIT         LOSS        COMPENSATION     TOTAL
                                   ------   ------   ----------   -----------   -------------   ------------   ---------
                                                                  (AMOUNTS IN THOUSANDS)
Balance, September 30, 1999......      1       --    $(139,786)    $(140,978)     $(28,768)         $(58)      $(309,590)
Comprehensive loss:
Net loss.........................     --       --           --       (63,847)           --            --
Other comprehensive loss, net of
  tax:
  Translation adjustment.........     --       --           --            --        (2,015)           --
  Pension adjustment.............     --       --           --            --            47            --
      Comprehensive loss.........                                                                                (65,815)
Dividends paid to Holdings.......     --       --       (2,000)           --            --            --          (2,000)
Revaluation of ESOP shares to
  independently appraised market
  value..........................     --       --           --          (431)           --            --            (431)
Amortization of deferred
  compensation...................     --       --           --            --            --            46              46
                                    ----    -----    ---------     ---------      --------          ----       ---------
Balance, September 30, 2000......      1       --     (141,786)     (205,256)      (30,736)          (12)       (377,790)
Comprehensive loss:
Net loss.........................     --       --           --      (181,710)           --            --
Other comprehensive loss, net of
  tax:
  Translation adjustment.........     --       --           --            --        (4,053)           --
  Pension adjustment.............     --       --           --            --        (3,264)           --
      Comprehensive loss.........                                                                               (189,027)
Revaluation of ESOP shares to
  independently appraised market
  value..........................     --       --           --         3,226            --            --           3,226
Amortization of deferred
  compensation...................     --       --           --            --            --             9               9
                                    ----    -----    ---------     ---------      --------          ----       ---------
Balance, September 30, 2001......      1       --     (141,786)     (383,740)      (38,053)           (3)       (563,582)
Comprehensive loss:
Net loss.........................     --       --           --       (35,986)           --            --
Other comprehensive loss, net of
  tax:
  Translation adjustment.........     --       --           --            --          (516)           --
  Pension adjustment.............     --       --           --            --       (11,685)           --
      Comprehensive loss.........                                                                                (48,187)
Revaluation of ESOP shares to
  independently appraised market
  value..........................     --       --           --           289            --            --             289
Amortization of deferred
  compensation...................     --       --           --            --            --             3               3
                                    ----    -----    ---------     ---------      --------          ----       ---------
Balance, September 30, 2002......      1    $  --    $(141,786)    $(419,437)     $(50,254)         $ --       $(611,477)
                                    ====    =====    =========     =========      ========          ====       =========

   The accompanying notes are an integral part of the consolidated financial statements.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2002       2001        2000
                                                              --------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(35,986)  $(181,710)  $(63,847)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    45,597      53,118     58,510
    Interest amortization...................................     4,805       4,047      6,057
    Deferred tax expense (benefit)..........................      (736)     36,378       (257)
    Impairment of assets....................................     4,444          --     60,000
    Inventory valuation reserve.............................        --       8,183         --
    Other...................................................       109       2,052        726
  Change in assets/liabilities(1)
    Accounts receivable.....................................    (4,035)     55,741    (20,347)
    Inventories.............................................    (2,553)     28,284    (13,475)
    Prepaid expenses........................................    (1,737)     (2,383)     4,967
    Other assets............................................     1,987      (2,678)     4,096
    Accounts payable........................................    23,988     (13,736)    10,791
    Accrued liabilities.....................................     3,719       8,219     12,864
    Other liabilities.......................................     2,666      13,270    (11,857)
                                                              --------   ---------   --------
      Net cash provided by operating activities.............    42,268       8,785     48,228
                                                              --------   ---------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (16,263)    (16,892)   (28,797)
                                                              --------   ---------   --------
Net cash used in investing activities.......................   (16,263)    (16,892)   (28,797)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Payment on Saskatoon Credit Agreement.....................   (32,054)     (2,850)    (9,141)
  Borrowings under Saskatoon Refinancing Agreement..........    15,753          --         --
  Net changes in Prior Revolvers............................        --     (37,206)   (17,279)
  Net borrowings under DIP Facility.........................    14,972      42,270         --
  Borrowings under (payments on) Canadian Financing
    Agreement...............................................   (14,769)     20,003         --
  Debt issuance costs.......................................    (1,226)     (4,901)        --
  Dividends paid to parent..................................        --          --     (2,000)
  Other.....................................................       (17)         --        (23)
                                                              --------   ---------   --------
    Net cash provided by (used in) financing activities.....   (17,341)     17,316    (28,443)
Effect of United States/Canadian exchange rate on cash......       153        (490)      (147)
                                                              --------   ---------   --------
    Net increase (decrease) in cash and cash equivalents....     8,817       8,719     (9,159)
Cash and cash equivalents -- beginning of period............    14,459       5,740     14,899
                                                              --------   ---------   --------
Cash and cash equivalents -- end of year....................  $ 23,276   $  14,459   $  5,740
                                                              ========   =========   ========
Supplement disclosures of cash flow information:
  Interest paid, net of interest income received............  $ (7,814)  $ (63,095)  $(96,139)
  Income taxes paid.........................................    (4,547)     (1,961)    (1,194)
  Cash paid for reorganization items........................   (11,729)        (11)        --

---------------

(1) Change in assets/liabilities adjusted for reclasses to pre-petition liabilities during 2001.

   The accompanying notes are an integral part of the consolidated financial statements.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Sterling Chemicals, Inc. ("Chemicals" and, together with its subsidiaries, unless otherwise indicated, are collectively referred to as "we," "our," "ours" and "us") through its subsidiaries owns or operates facilities for the manufacture of eight commodity petrochemicals at our Texas City, Texas plant. Additionally, we manufacture chemicals for use primarily in the pulp and paper industry at five plants in Canada and a plant in Valdosta, Georgia and manufacture acrylic fibers at our plant in Santa Rosa County, Florida. At our Texas City plant, we have production capacity for styrene, acrylonitrile, acetic acid, plasticizers, methanol, disodium iminodiacetic acid ("DSIDA"), tertiary butylamine ("TBA") and sodium cyanide. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We produce specialty textiles and technical fibers at our Santa Rosa plant, as well as licensing our acrylic fibers manufacturing technology to producers worldwide. Sodium chlorate is produced at our five plants in Canada and our Valdosta plant. Sodium chlorite is produced at one of our Canadian locations. In addition, chlor-alkali and calcium hypochlorite are produced at one of our Canadian locations. We also license, engineer and oversee construction of large-scale chlorine dioxide generators for the pulp and paper industry as part of the pulp chemicals business. These generators convert sodium chlorate into chlorine dioxide at pulp mills.

     As part of the Plan (defined below), on December 6, 2002, Sterling Chemicals Holdings, Inc. ("Holdings"), the sole shareholder of all of the outstanding common stock of Chemicals, was merged into Chemicals. Holdings' classes of equity interests were cancelled, and the holders of Holdings' 13 1/2% Senior Secured Discount Notes were issued 65,000 shares of new common equity of Chemicals. On the effective date of the Plan, these shares will constitute 1.3% of the new common equity interests in Chemicals. Unsecured creditors and stockholders of Holdings will not receive any distribution under the Plan due to their structural subordination and the absence of assets at Holdings. See Note 2 for the pro forma impact of the merger.

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. None of our foreign subsidiaries, including our Canadian subsidiaries, were included in the Chapter 11 filings. The accompanying consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused the Debtors' export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. Chapter 11 is designed to permit debtors to preserve cash and to give debtors the opportunity to restructure their debt.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors assumed favorable pre-petition contracts and leases, rejected unfavorable pre-petition contracts and leases and have entered into purchase and sale agreements to otherwise dispose of assets. Most of these actions will be consummated on or before the effective date of the Debtors' plan of reorganization (the "Plan").

     The consummation of the Plan is the primary objective of the Debtors. On May 14, 2002, the Debtors filed the Plan with the Bankruptcy Court, along with an accompanying Disclosure Statement. As a result of negotiations among the key creditor constituencies in the Chapter 11 cases, including Resurgence Asset Management, L.L.C. ("Resurgence"), the single largest unsecured creditor and a proposed equity investor in the reorganized company, a revised Plan and Disclosure Statement were filed with the Bankruptcy Court on September 13, 2002. The Plan and the Disclosure Statement were further revised on October 7, 2002 and October 11, 2002, in connection with the hearing in the Bankruptcy Court to consider the adequacy of the Disclosure Statement. On October 11, 2002, the Bankruptcy Court issued an order approving the Disclosure Statement and authorizing the Debtors to commence the process of soliciting votes to accept or reject the Plan and established a confirmation objection and voting deadline of November 13, 2002. The approval of the Disclosure Statement and the authorization to commence the solicitation of votes was made subject to the conduct of an alternative plan process. As part of that process, alternative plan proposals were required to be submitted by no later than October 28, 2002. However, no such proposals were received by the deadline. The Plan was approved by a large percentage of the votes cast and, on November 20, 2002, the Plan was confirmed by the Bankruptcy Court.

     The Plan provides for the sale of the Debtors' pulp chemicals business to Superior Propane Inc. ("Superior"), for the transfer of the Debtors' acrylic fibers business pursuant to a management buyout for little or no consideration, effective upon consummation of the Plan, and for the continuation of the Debtors' core petrochemicals business, as restructured under the Plan. A portion of the net proceeds from the sale of the pulp chemicals business, $80 million, will remain with the Debtors and will be used to fund the Debtors' obligations under the Plan and to support future operations of the restructured petrochemicals business. The remaining net proceeds will be allocated to the holders of the 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who will also receive approximately $93 million in secured notes in satisfaction of their claims. The holders of Holdings' 13 1/2% Senior Secured Discount Notes were issued 65,000 shares of new common equity of Chemicals. Unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which include holders of Chemicals' 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, will receive a pro rata share of 11.7% of the new Chemicals' shares to be issued pursuant to the Plan, thereby participating in the common equity ownership of the restructured petrochemicals business, along with Resurgence and its affiliated client accounts (the "Investor"). The Investor has agreed to provide equity funding of $30 million in exchange for certain new preferred equity interests in the reorganized company and to underwrite an additional $30 million of equity funding through a rights offering for common equity interests in the reorganized company. All, or a portion of, certain unsecured claims will be paid if contracts associated with these claims are assumed pursuant to the Plan. Following the satisfaction or waiver of certain conditions, we expect the Plan to become effective on or before December 31, 2002, at which time the Debtors will emerge from Chapter 11.

     The Debtors have received an exit financing commitment from The CIT Group/Business Credit, Inc. for a $100 million secured revolving credit facility for the restructured petrochemicals business (the "Revolver"). We are in the process of finalizing this agreement and it is expected to close contemporaneously with our emergence from Chapter 11. The DIP Financing (as described in Note 5) will be retired upon our emergence from Chapter 11.

     Reorganization items reflected in the Statement of Operations for fiscal 2002 and fiscal 2001 are composed primarily of professional fees directly related to the bankruptcy cases.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Emergence from Chapter 11 in accordance with the Plan is dependent upon several factors, including:

     - consummation of the sale of the Debtors' pulp chemicals business to Superior,

     - transfer of the Debtors' acrylic fibers facility pursuant to a management buyout,

     - receipt of investments funds from Resurgence and

     - finalization of the Revolver.

While we can provide no assurances, we believe that we will satisfactorily complete these items and emerge from Chapter 11.

     The ability of the Debtors to continue as a going concern is dependent upon the Debtors' emergence from Chapter 11 with the capital structure contemplated under the Plan. As the Debtors' can give no assurance that they will accomplish any of the foregoing, there is substantial doubt about Chemicals' and the Debtors' ability to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequence of the bankruptcy proceedings and do not include any adjustments that might result from the outcome of the going concern uncertainty.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all of our wholly-owned and majority-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investments in a cogeneration joint venture and an acrylonitrile marketing joint venture are accounted for under the equity method, with our share of the operating results of the joint ventures recorded in the Statement of Operations.

  CASH AND CASH EQUIVALENTS

     We consider all investments having a remaining maturity of three months or less to be cash equivalents.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost.

     We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us are included in inventory.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Major renewals and improvements which extend the useful lives of equipment are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from 5 to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for fiscal 2002, 2001 and 2000 was $0.3 million, $0.5 million and $2.2 million, respectively.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value. We incurred an impairment loss of $4.4 million in fiscal 2002 and $60 million in fiscal 2000 related to our acrylic fibers business.

  PATENTS AND ROYALTIES

     The costs of patents are amortized on a straight-line basis over their estimated useful lives, which approximate ten years. We capitalized the value of our chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with this technology. The resulting intangible amount is included in other assets and is amortized over the average life for these royalty payments of ten years.

  DEBT ISSUE COSTS

     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue costs for debt subject to compromise are included as a valuation of the related debt. When the debt subject to compromise becomes an allowed claim, and if the allowed claim differs from the net carrying amount of the debt subject to compromise, the recorded amount will be adjusted to the amount of the allowed claim, with the difference reflected in reorganization items. Debt issue costs expensed as interest and debt-related expense during fiscal 2002, 2001 and 2000 were $4.8 million, $6.9 million and $5.1 million, respectively.

  INCOME TAXES

     Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at enacted rates.

  REVENUE RECOGNITION

     We generate revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. In addition, we have entered into profit sharing arrangements with respect to some of our petrochemicals products. We recognize revenue from sales in the open market, raw material conversion agreements and long-term supply contracts when the products are shipped. Revenues from profit sharing arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contracts which gave rise to them. We also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. We also receive prepaid royalties, which are recognized over a period, which is typically ten years. In addition, we generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized when earned. We classify shipping and handling costs associated with product delivered to customers as cost of goods sold.

  FOREIGN CURRENCY TRANSLATION

     Our Canadian subsidiaries use the Canadian dollar as their functional currency. For financial reporting purposes, assets and liabilities of these subsidiaries denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

monthly exchange rates. Translation adjustments are included in accumulated other comprehensive income, while transaction gains and losses are included in operations when incurred.

  LOSS PER SHARE

     All issued and outstanding shares of Chemicals were previously held by Holdings and, accordingly, loss per share is not presented.

  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS):

                                                CUMULATIVE
                                                TRANSLATION
                                                ADJUSTMENT    PENSION ADJUSTMENT    TOTAL
                                                -----------   ------------------   --------
Balance, September 30, 1999...................    (28,587)             (181)        (28,768)
Changes.......................................     (2,015)               47          (1,968)
                                                 --------          --------        --------
Balance, September 30, 2000...................    (30,602)             (134)        (30,736)
Changes.......................................     (4,053)           (3,264)         (7,317)
                                                 --------          --------        --------
Balance, September 30, 2001...................    (34,655)           (3,398)        (38,053)
Changes.......................................       (517)          (11,684)        (12,201)
                                                 --------          --------        --------
Balance, September 30, 2002...................   $(35,172)         $(15,082)       $(50,254)
                                                 ========          ========        ========

     There is no tax expense or benefit associated with the cumulative translation adjustment amounts above. The pension adjustment amounts are net of tax provision (benefit) of zero, zero and $24,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

  ENVIRONMENTAL COSTS

     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, we have assumed that the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. The fair value of pre-petition liabilities subject to compromise and pre-petition liabilities not subject to compromise is not possible to determine given the uncertainty of the impact of the bankruptcy proceedings. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include impairment of long-lived assets, allowance for doubtful accounts, inventories, revenue recognition, environmental reserves, provision for income taxes and litigation reserves.

  RECLASSIFICATION

     Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

2.  PRO FORMA IMPACT OF MERGER (UNAUDITED)

     As previously discussed, Holdings was merged into Chemicals on December 6, 2002. With the exception of the additional interest expense related to Holdings' 13 1/2% Senior Secured Discount Notes, which has not been recorded since the bankruptcy filing in July 2001, Chemicals' results of operations and statements of cash flows are essentially the same as Holdings'. For the year ended September 30, 2002, Holdings' net loss was $36.2 million and Chemicals' was $36.0 million. Accordingly, we have not prepared those pro forma statements for the year ended September 30, 2002. However, we have prepared a condensed pro forma balance sheet presenting the impact of the merger as if it took place on September 30, 2002 as follows:

                                                    CHEMICALS,                 CHEMICALS,
                                                    HISTORICAL   ADJUSTMENTS   AS ADJUSTED
                                                    ----------   -----------   -----------
                                                            (DOLLARS IN THOUSANDS)
                                          ASSETS
Total current assets..............................    187,201       (3,472)(1)    183,729
Other assets......................................    302,447           --        302,447
                                                    ---------      -------      ---------
     Total assets.................................  $ 489,648       (3,472)     $ 486,176
                                                    =========      =======      =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
Total current liabilities.........................    154,018           --        154,018
Pre-petition liabilities..........................    883,774           --        883,774
Other liabilities.................................     63,333           --         63,333
Stockholders' equity (deficiency in assets):
  Common stock....................................         --            1(2)           1
  Additional paid-in capital......................   (141,786)      (3,473)(1)   (145,259)
  Accumulated deficit.............................   (419,437)          --       (419,437)
  Accumulated other comprehensive loss............    (50,254)          --        (50,254)
                                                    ---------      -------      ---------
Total stockholders' equity (deficiency in
  assets).........................................   (611,477)      (3,472)      (614,949)
                                                    ---------      -------      ---------
  Total liabilities and stockholders' equity......  $ 489,648       (3,472)     $ 486,176
                                                    =========      =======      =========

---------------

(1) Primarily intercompany eliminations pertaining to SG&A expense

(2) In connection with the merger, Chemicals' issued 65,000 shares of $.01 par value common stock

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Inventories:
  Finished products.........................................  $  24,846    $  25,660
  Raw materials.............................................     11,274        9,006
                                                              ---------    ---------
Inventories at cost.........................................     36,120       34,666
  Inventories under exchange agreements.....................      1,613          749
  Stores and supplies.......................................     13,138       12,903
                                                              ---------    ---------
                                                              $  50,871    $  48,318
                                                              =========    =========
  Land......................................................  $   8,819    $  10,153
  Buildings.................................................    127,834       56,368
  Plant and equipment.......................................    668,710      731,546
  Construction in progress..................................     12,096       12,491
  Less: accumulated depreciation............................   (561,623)    (525,614)
                                                              ---------    ---------
                                                              $ 255,836    $ 284,944
                                                              =========    =========
Other assets, net:
  Patents and technology, net...............................  $     838    $  10,061
  Deferred catalyst.........................................     12,472       12,484
  Intangible pension asset..................................      5,232        4,496
  Investment in Joint Venture...............................      5,379        4,955
  Prepaid retiree medical...................................      3,000        3,000
  Capitalized asbestos removal..............................      2,883        3,020
  Debt issue costs, net.....................................      9,556       18,987
  Other.....................................................      7,251           --
                                                              ---------    ---------
                                                              $  46,611    $  57,003
                                                              =========    =========
Accrued liabilities:
  Repairs...................................................  $   5,198    $  14,704
  Employee compensation and benefits........................     11,935        1,751
  Property taxes............................................      4,750        1,748
  Other.....................................................     17,561       17,522
                                                              ---------    ---------
                                                              $  39,444    $  35,725
                                                              =========    =========
Deferred credits and other liabilities:
  Deferred revenue..........................................  $   5,115    $   5,836
  Accrued postretirement, pension and post employment
     benefits...............................................     24,856        6,502
  Other.....................................................      4,168        3,449
                                                              ---------    ---------
                                                              $  34,139    $  15,787
                                                              =========    =========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PRE-PETITION LIABILITIES

  LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action and further developments with respect to disputed claims or other events, including the reconciliation of claims filed with the Bankruptcy Court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, all pre-petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of September 30, 2002 and 2001, consisted of the following:

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002            2001
                                                             -------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Accrued litigation.........................................    $  3,454        $  3,454
Trade accounts payable.....................................      21,283          34,486
Accrued interest...........................................      18,421          19,201
Debt:(1)
  11 1/4% Notes............................................     149,500         149,500
  11 3/4% Notes............................................     268,885         268,885
Employee benefits..........................................      53,497          64,853
Accrued taxes..............................................          49           4,811
Other......................................................       5,849          16,502
                                                               --------        --------
Total liabilities subject to compromise....................    $520,938        $561,692
                                                               ========        ========

---------------

(1) Debt liabilities are presented net of unamortized debt issue costs of $6.6 million as of September 30, 2002 and 2001.

     During fiscal 2002, certain pre-petition liabilities subject to compromise were paid pursuant to Bankruptcy Court approval. As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval. The total interest on pre-petition debt that was not paid nor charged to earnings was $10.2 million for the period from July 16, 2001 to September 30, 2001 and $49.2 million for fiscal 2002. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of post-petition interest that accrues with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. Management believes all amounts below are fully secured liabilities that are not expected to be compromised.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of September 30, 2002 and 2001, consisted of the following:

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002            2001
                                                             -------------   -------------
                                                                (DOLLARS IN THOUSANDS)
12 3/8% Notes..............................................    $295,000        $295,000
Accrued interest on 12 3/8% Notes..........................      67,426          25,983
Employee benefits..........................................         410           4,672
                                                               --------        --------
Total liabilities not subject to compromise................    $362,836        $325,655
                                                               ========        ========

5.  LONG-TERM DEBT

     This note contains information regarding our debt as of September 30, 2002 and 2001. As a result of the filing of the Chapter 11 cases previously described, no payments have been made by the Debtors on long-term pre-petition debt.

     Borrowings consisted of the following:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
DOMESTIC BORROWINGS
DIP Financing...............................................  $  57,242    $  42,270
Other Domestic Borrowings:
  11 1/4% notes.............................................    150,000      150,000
  11 3/4% notes.............................................    275,000      275,000
  12 3/8% notes.............................................    295,000      295,000
                                                              ---------    ---------
Total domestic borrowings:..................................    777,242      762,270
CANADIAN BORROWINGS
Canadian Financing Agreement................................      5,234       20,003
Saskatoon Refinancing Agreement.............................     15,753           --
Saskatoon Credit Agreement..................................         --       32,054
                                                              ---------    ---------
  Total Canadian borrowings.................................     20,987       52,057
                                                              ---------    ---------
  Total borrowings..........................................    798,229      814,327
Less: Current portion not subject to compromise.............    (63,150)     (33,260)
Less: Borrowings subject to compromise (see Note 4).........   (425,000)    (424,983)
Less: Borrowings not subject to compromise (see Note 4).....   (295,000)    (295,000)
                                                              ---------    ---------
  Long-term debt............................................  $  15,079    $  61,084
                                                              =========    =========

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Prior Credit Agreement (as defined below) and each of the indentures governing our outstanding notes, and all of this indebtedness was accelerated and became immediately due and payable. The Prior Revolvers (as defined below) were completely paid off with the proceeds of the initial draw under the DIP Financing (as defined below). During the pendency of the Chapter 11 cases, the Debtors are not, for the most part, subject to the restrictions contained in the Prior Credit Agreement or any of the indentures. However, the Debtors are subject to the restrictions contained in the DIP Financing, Sterling Pulp Chemicals, Ltd.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

("Sterling Pulp") are subject to restrictions contained in both the DIP Financing and the Canadian Financing Agreement (as defined below) and our Saskatoon subsidiary will be subject to the restrictions contained in the Saskatoon Refinancing Agreement (as defined below).

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in debtor-in-possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), which was later increased to $195 million through the entry of a priming order by the Bankruptcy Court on November 2, 2001 (the "Priming Facility"). In separate actions, the indenture trustee for the 12 3/8% Notes appealed both the final order for the Base Facility and the priming order for the Priming Facility to the United States District Court. After numerous proceedings before the United States District Court and the Bankruptcy Court, the United States District Court ultimately upheld the final order for the Base Facility in its original form and upheld the priming order for the Priming Facility in a modified form. The indenture trustee appealed these decisions by the United States District Court to the United States Court of Appeals for the 5th Circuit. The 5th Circuit consolidated all of the pending appeals and, by agreement of the indenture trustee, the consolidated appeal is being held in abeyance pending the effectiveness of the Plan. Under the Plan, the indenture trustee will file a voluntary dismissal of the consolidated appeal upon the effectiveness of the Plan. In the event that the Plan does not become effective on or before January 1, 2003, the indenture trustee will be then be free to further pursue the consolidated appeal if it so desires.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of the co-borrowers (other than Chemicals), all of our United States production facilities and related assets and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 65% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - third priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (other than Chemicals) and all of our United States production facilities and related assets.

     Upon entry of the priming order, the maximum availability under the current assets revolving credit facility was increased to $125 million. The monthly borrowing base was revised to consist of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide generator technology and 65% of eligible inventory, with an inventory cap of $62.5 million, and the amount by which the borrowing base for the current assets revolver is required to exceed outstanding borrowings was changed to $6 million. During October 2002, an amendment to the DIP Financing was effected, resulting in abolishment of the minimum EBITDA

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

covenant unless excess availability (as defined in the amendment) falls below $25.0 million. In addition, the amount by which the borrowing base for the current assets revolver must exceed borrowings was increased to $12 million at all times.

     If the priming order remains effective and the total commitments under the current assets revolver are increased to $125 million, the incremental $40 million is secured by first priority liens on all of our U.S. production facilities and related assets and all of the capital stock of the co-borrowers (other than Chemicals) to secure up to $40 million under the current assets revolver, as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - second priority liens on all of our U.S. production facilities and related assets, all of the capital stock of the co-borrowers (other than Chemicals), all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - a third priority lien on the remaining 65% of that stock; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of our U.S. production facilities and related assets, all of the capital stock of the co-borrowers (other than Chemicals) and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and a second priority lien on the remaining 65% of that stock; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and fourth priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (other than Chemicals) and all of our U.S. production facilities and related assets.

     Borrowings under the fixed assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the DIP Financing) plus 3.75% or the "Alternate Base Rate" (as defined in the DIP Financing) plus 2.25%. Borrowings under the current assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.50% or the Alternate Base Rate plus 2.00%. At September 30, 2002, the weighted-average interest rate in effect was 6.0%. The DIP Financing also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the fixed assets revolving credit facility, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the current assets revolving credit facility.

     At September 30, 2002, the total credit available under the DIP Financing was $139.1 million due to the current assets revolver portion of the DIP Financing borrowing base limitations discussed above. At September 30, 2002, $57.2 million was drawn under the fixed assets revolver portion of the DIP Financing and there were no borrowings outstanding under the current assets revolver. In addition, approximately $3.6 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2002, unused borrowing capacity under the DIP Financing of approximately $78.3 million.

     As of July 11, 2001, our principal Canadian subsidiary, Sterling Pulp entered into a financing agreement with CIT Business Credit Canada, Inc. ("CIT Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. Under the Plan, the intercompany loan will be extinguished upon our emergence from Chapter 11. The initial term of the Canadian Financing Agreement extends to July 2004. CIT Canada has been notified of the expected termination of the Canadian Financing Agreement that will occur concurrent with the sale of our pulp chemicals business to Superior. All outstanding balances under the Canadian Financing Agreement will be paid from the proceeds of the sale.

     At September 30, 2002, $5.2 million was drawn under the Canadian Financing Agreement. Borrowings under the Canadian Financing Agreement bear interest at the CIBC Bank Rate (as defined in the Canadian Financing Agreement) plus between 2.0% and 2.5%, or at the LIBOR Rate plus 3.5%.

     The DIP Financing and the Canadian Financing Agreement contain numerous covenants, including, but not limited to, restrictions on the ability to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenants.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer pursuant to which all of these notes were exchanged for publicly registered 12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The 12 3/8% Notes are senior secured obligations of Chemicals and rank equally in right of payment with all other existing and future senior indebtedness of Chemicals and senior in right of payment to all existing and future subordinated indebtedness of Chemicals. The 12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis. Each subsidiary's guarantee ranks equally in right of payment with all of that subsidiary's existing and future senior indebtedness and senior in right of payment to all existing and future subordinated indebtedness of that subsidiary. The 12 3/8% Notes and the subsidiary guarantees are secured by:

     - a second priority lien on all of our United States production facilities and related assets;

     - a second priority pledge of all of the capital stock of each subsidiary guarantor; and

     - a first priority pledge of 65% of the stock of certain of the Company's subsidiaries incorporated outside of the United States.

As a result of the priming order, the second priority liens held by the 12 3/8% Notes on all of our United States production facilities and related assets and the capital stock of each subsidiary guarantor became third priority liens. The priming order does not affect the priority of the pledge held by the 12 3/8% Notes of 65% of the stock of certain of our subsidiaries incorporated outside of the United States.

     The 12 3/8% Notes bear interest at the annual rate of 12 3/8%, payable semi-annually on January 15 and July 15 of each year commencing January 15, 2000. During the pendency of the Chapter 11 cases, interest may accrue to the extent permitted by the Bankruptcy Code but is not payable unless ordered by the Bankruptcy Court. Without regard to the Chapter 11 filings, and except as otherwise provided below, the 12 3/8% Notes may not be redeemed by Chemicals prior to July 15, 2003. From that date until July 15, 2004, the 12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 106.188% and, from July 15, 2004 until July 15, 2005, the 12 3/8% Notes may be redeemed at a premium of the principal amount thereof at maturity of 103.094%. Thereafter, Chemicals may redeem the 12 3/8% Notes at their face value plus accrued and unpaid interest. Prior to July 15, 2002, Chemicals may redeem in the aggregate up to 35% of the original principal amount of the 12 3/8% Notes with the proceeds of one

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

or more specified Public Equity Offerings. Such redemptions may be made at a redemption price of 112.375% of the face value of the 12 3/8% Notes plus accrued and unpaid interest to the redemption date. After such redemption, at least $191.75 million aggregate principal amount of the 12 3/8% Notes must remain outstanding. No redemptions will be made during the pendency of the Chapter 11 cases and these notes will be extinguished upon our emergence from Chapter 11.

     On July 23, 1999, Chemicals also established two secured revolving credit facilities providing up to $155,000,000 in revolving credit loans (the "Prior Revolvers") under a single Revolving Credit Agreement (the "Prior Credit Agreement"). Under the Prior Credit Agreement, Chemicals and each of its direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) were co-borrowers and were jointly and severally liable for any indebtedness thereunder. The Prior Revolvers consisted of (i) an $85,000,000 revolving credit facility secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and (ii) a $70,000,000 revolving credit facility secured by a first priority lien on all of our United States production facilities and related assets, all of the capital stock of Chemicals and all of the capital stock of each co-borrower and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers. As mentioned above, the initial draw under the DIP Financing was used to repay all amounts under the Prior Revolvers.

     As part of our recapitalization in August 1996, Chemicals issued $275.0 million of its 11 3/4% Senior Subordinated Notes due 2006 (the "11 3/4% Notes") and Holdings issued 191,751 Units, with each Unit consisting of one 13 1/2% Senior Secured Discount Note due 2008 (collectively, the "13 1/2% Notes") and one warrant to purchase three shares of the common stock, par value $0.01 per share, of Holdings ("Holdings Common Stock") for $0.01 per share. Holdings received $100 million in initial proceeds upon issuing $191.8 million of 13 1/2% Notes under the Units offering. On April 7, 1997, Chemicals issued $150.0 million of its 11 1/4% Senior Subordinated Notes due 2007 (the "11 1/4% Notes").

     The 11 3/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 1/4% Notes and all future senior subordinated indebtedness. The 11 3/4% Notes bear interest at the annual rate of 11 3/4%, payable semi-annually on February 15 and August 15 of each year commencing February 15, 1997. However, no interest has been or will be paid during the pendency of the Chapter 11 cases. As we believe that this liability is subject to compromise, interest expense has not been recorded since the Petition Date. The 11 3/4% Notes were not redeemable by Chemicals prior to August 15, 2001. Under the indenture for the 11 3/4% Notes, from that date through August 15, 2004, the 11 3/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.875% and 101.958% and, after August 15, 2004, Chemicals may redeem the 11 3/4% Notes at their face value plus accrued and unpaid interest. However, notwithstanding the foregoing, no redemptions may be made during the pendency of the Chapter 11 cases and these notes will be extinguished upon our emergence from Chapter 11.

     The 11 1/4% Notes are unsecured senior subordinated obligations of Chemicals, ranking subordinate in right of payment to all existing and future senior debt of Chemicals, but pari passu with the 11 3/4 % Notes and all future senior subordinated indebtedness of Chemicals. The 11 1/4% Notes bear interest at the annual rate of 11 1/4%, payable semi-annually on April 1 and October 1 of each year commencing October 1, 1997. However, no interest has been or will be paid during the pendency of the Chapter 11 cases. As we believe that this liability is subject to compromise, interest expense has not been recorded since the Petition Date. Under the indenture for the 11 1/4% Notes, the 11 1/4% Notes may not be redeemed by Chemicals prior to April 1, 2002 and, from that date through April 1, 2005, the 11 1/4% Notes may be redeemed at a premium of the principal amount thereof at maturity varying between 105.625% and 101.875%. After April 1, 2005, Chemicals may redeem the 11 1/4% Notes at their face value plus accrued and unpaid interest. However,

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

notwithstanding the foregoing, no redemptions may be made during the pendency of the Chapter 11 cases and these notes will be extinguished upon our emergence from Chapter 11.

     In July 1997, Sterling Pulp Chemicals (Sask) Ltd. ("Sterling Sask"), our Canadian subsidiary that operates our Saskatoon facility, entered into a credit agreement with The Chase Manhattan Bank of Canada, individually and as administrative agent, and certain other financial institutions (the "Saskatoon Credit Agreement"). The indebtedness under the Saskatoon Credit Agreement was secured by substantially all of the assets of Sterling Sask, including the Saskatoon facility. The Saskatoon Credit Agreement required that certain amounts of "Excess Cash Flow" be used to prepay amounts outstanding under the term portion of the credit facility. The Saskatoon Credit Agreement originally included a revolving credit facility of Cdn. $8 million to be used by Sterling Sask solely for its general corporate purposes.

     The Saskatoon Credit Agreement contained provisions which restricted the payment of advances, loans and dividends from Sterling Sask to us. The most restrictive of these covenants limited such payments during fiscal 2001 to approximately $1 million, plus any amounts due to us from Sterling Sask under our intercompany tax sharing agreement. In addition, because of its designation as an "Unrestricted Subsidiary" under the DIP Financing and the indentures for the 12 3/8% Notes, the 11 3/4% Notes and the 11 1/4% Notes, Sterling Sask's results are not considered in determining compliance with the covenants contained therein.

     An Event of Default occurred under the Saskatoon Credit Agreement as a result of the Chapter 11 filings by the Debtors. However, the lenders under the Saskatoon Credit Agreement executed a forbearance agreement under which they agreed to not exercise their remedies under that agreement prior to December 31, 2001 in exchange for certain concessions from Sterling Sask. On January 2, 2002, Sterling Sask entered into a waiver and amending agreement (the "Waiver Agreement"), effective December 18, 2001, with its lenders. The Waiver Agreement waived the existing defaults, rescinded the acceleration of the amounts outstanding under the Saskatoon Credit Agreement and reinstated the commitments thereunder. The Waiver Agreement provided for a reduction of the revolving credit facility commitment to Cdn $4.0 million and changed the expiration date on the Tranche A term loan from June 30, 2003 to December 31, 2002 and on the Tranche B term loan from June 30, 2005 to June 30, 2003. During the first nine months of fiscal 2002, payments of approximately $14.2 million were made pursuant to this obligation. The Waiver Agreement also set a minimum discount rate and Eurodollar rate margin of 2.50% over the Base Rate or LIBOR, respectively, for the remaining term of the facility. Sterling Sask never drew on the revolving credit facility and, as of September 30, 2002, had approximately $9.7 million in cash and cash equivalents on hand.

     On July 24, 2002, Sterling Sask entered into a new credit agreement with a group of lenders led by Bank of Montreal to provide up to Cdn. $8 million in revolving advances ("Facility A"), and Cdn. $60 million in term loans ("Facility B") (collectively, the "Saskatoon Refinancing Agreement"). An initial borrowing of approximately Cdn. $25 million, from Facility B, was used to repay all amounts outstanding under the Saskatoon Credit Agreement. The remaining Cdn. $35 million can be borrowed at any time prior to September 2003, subject to certain funding conditions, and up to Cdn. $30 million may be used to supplement the Debtors' liquidity during the Chapter 11 cases. At September 30, 2002, $15.8 million was outstanding under the Saskatoon Refinancing Agreements.

     Borrowings under Facility B are required to be repaid on or before July 24, 2006 and borrowings under Facility A are required to be repaid on or before July 24, 2003. Available credit under Facility A is generally subject to a borrowing limit equal to the lesser of Cdn. $8 million and the amount determined as follows: 75% of eligible Canadian accounts receivable plus 60% of eligible United States accounts receivable, plus the lesser of $2 million and 50% of the value of eligible inventory. Borrowings under

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Facility A generally bear interest at Prime rates plus 0.50% to 0.75% depending on the option selected by Sterling Sask. Borrowings under Facility B generally bear interest at Bankers Acceptance rates plus 2.25% to 2.50%.

     The Saskatoon Refinancing Agreement contains numerous covenants, including, but not limited to, restrictions on the ability of Sterling Sask to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenant ratios. As of December 13, 2002, none of these covenants restricted our ability to borrow or use proceeds under the Saskatoon Refinancing Agreement.

  DEBT MATURITIES

     The estimated remaining principal payments on the outstanding debt of our non-Debtor subsidiaries are as follow:

YEAR ENDING SEPTEMBER 30,                                        PRINCIPAL PAYMENTS
-------------------------                                        ------------------
                                                               (DOLLARS IN THOUSANDS)
2003........................................................          $ 5,908
2004........................................................            1,625
2005........................................................            1,625
2006........................................................            1,625
2007........................................................            1,625
Thereafter..................................................            8,579
                                                                      -------
     Total..................................................          $20,987
                                                                      =======

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED SEPTEMBER 30, 2002
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                               (DOLLARS IN THOUSANDS)
Revenues...................................    $ 452,961         $178,853         $(3,087)     $ 628,727
Cost of goods sold.........................      415,226          141,139          (3,107)       553,258
                                               ---------         --------         -------      ---------
Gross profit...............................       37,735           37,714              20         75,469
Selling, general and administrative
  expenses.................................       17,335            6,724              --         24,059
Impairment of assets.......................        4,444               --              --          4,444
Other income...............................       (1,925)              --              --         (1,925)
Reorganization items.......................       17,022               --              --         17,022
Interest and debt related expenses, net....       50,166            2,821              --         52,987
                                               ---------         --------         -------      ---------
Income (loss) before income taxes..........      (49,307)          28,169              20        (21,118)
Provision for income taxes.................        4,211           10,657              --         14,868
                                               ---------         --------         -------      ---------
Net income (loss)..........................    $ (53,518)        $ 17,512         $    20      $ (35,986)
                                               =========         ========         =======      =========

                                                            YEAR ENDED SEPTEMBER 30, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                               (DOLLARS IN THOUSANDS)
Revenues...................................    $ 569,519         $175,640         $(1,594)     $ 743,565
Cost of goods sold.........................      617,774          141,487          (1,851)       757,410
                                               ---------         --------         -------      ---------
Gross profit (loss)........................      (48,255)          34,153             257        (13,845)
Selling, general and administrative
  expenses.................................       17,285            6,288              --         23,573
Other expense..............................        2,960               --              --          2,960
Reorganization items.......................        5,422               --              --          5,422
Interest and debt related expenses, net....       87,528            5,695              --         93,223
                                               ---------         --------         -------      ---------
Income (loss) before income taxes..........     (161,450)          22,170             257       (139,023)
Provision for income taxes.................       34,660            8,027              --         42,687
                                               ---------         --------         -------      ---------
Net income (loss)..........................    $(196,110)        $ 14,143         $   257      $(181,710)
                                               =========         ========         =======      =========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                       CONDENSED COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30, 2002
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                 ASSETS
Cash and cash equivalents..................    $  10,035         $ 13,241         $     --     $  23,276
Accounts receivable, net...................       82,610           27,891           (2,533)      107,968
Inventories, net...........................       42,687            8,184               --        50,871
Prepaid expenses...........................        3,830            1,256               --         5,086
Property, plant and equipment, net.........      158,143           97,693               --       255,836
Other assets, net..........................       74,621           23,043          (51,053)       46,611
                                               ---------         --------         --------     ---------
     Total Assets..........................    $ 371,926         $171,308         $(53,586)    $ 489,648
                                               =========         ========         ========     =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities........................    $ 144,590         $ 31,438         $(22,010)    $ 154,018
Pre-petition liabilities subject to
  compromise...............................      520,938               --               --       520,938
Pre-petition liabilities not subject to
  compromise...............................      362,836               --               --       362,836
Long-term debt.............................           --           15,079               --        15,079
Non-current liabilities....................       28,586           19,668               --        48,254
Stockholder's equity (deficiency in
  assets)..................................     (685,024)         105,123          (31,576)     (611,477)
                                               ---------         --------         --------     ---------
Total Liabilities and Stockholder's Equity
  (Deficiency in Assets)...................    $ 371,926         $171,308         $(53,586)    $ 489,648
                                               =========         ========         ========     =========

                                                                 SEPTEMBER 30, 2001
                                             -----------------------------------------------------------
                                              ENTITIES IN     ENTITIES NOT IN
                                             REORGANIZATION   REORGANIZATION                   COMBINED
                                              PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                             --------------   ---------------   ------------   ---------
                                                 ASSETS
Cash and cash equivalents..................    $   2,604         $ 11,855         $     --     $  14,459
Accounts receivable, net...................       77,322           26,018              593       103,933
Inventories, net...........................       37,535           10,844              (61)       48,318
Prepaid expenses...........................        2,318            1,031               --         3,349
Property, plant and equipment, net.........      181,446          103,498               --       284,944
Other assets, net..........................       91,107           26,620          (60,880)       56,847
                                               ---------         --------         --------     ---------
     Total Assets..........................    $ 392,332         $179,866         $(60,348)    $ 511,850
                                               =========         ========         ========     =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities........................    $  73,143         $ 51,780         $(28,502)    $  96,421
Pre-petition liabilities subject to
  compromise...............................      561,692               --               --       561,692
Pre-petition liabilities not subject to
  compromise...............................      325,655               --               --       325,655
Long-term debt.............................       42,287           18,797               --        61,084
Non-current liabilities....................        9,671           20,909               --        30,580
Stockholder's equity (deficiency in
  assets)..................................     (620,116)          88,380          (31,846)     (563,582)
                                               ---------         --------         --------     ---------
Total Liabilities and Stockholder's Equity
  (Deficiency in Assets)...................    $ 392,332         $179,866         $(60,348)    $ 511,850
                                               =========         ========         ========     =========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED SEPTEMBER 30, 2002
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
Net cash provided by operating activities..............     $    23          $ 42,245       $ 42,268
Cash flows from investing activities:
  Capital expenditures.................................      (7,513)           (8,750)       (16,263)
Cash flows from financing activities:
  Net borrowings under DIP Financing...................      14,972                --         14,972
  Net repayments of long-term debt.....................          --           (31,070)       (31,070)
  Debt issuance costs..................................          --            (1,226)        (1,226)
  Other................................................         (51)               34            (17)
                                                            -------          --------       --------
Net cash provided by (used in) financing activities....      14,921           (32,262)       (17,341)
Effect of exchange rate changes on cash................          --               153            153
                                                            -------          --------       --------
Net increase in cash and cash equivalents..............       7,431             1,386          8,817
Cash and cash equivalents at:
  Beginning of year....................................       2,604            11,855         14,459
                                                            -------          --------       --------
  End of year..........................................     $10,035          $ 13,241       $ 23,276
                                                            =======          ========       ========

                                                                YEAR ENDED SEPTEMBER 30, 2001
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
Net cash provided by (used in) operating activities....     $ (7,236)        $ 16,021       $  8,785
Cash flows from investing activities:
  Capital expenditures.................................      (10,517)          (6,375)       (16,892)
Cash flows from financing activities:
  Proceeds from financing..............................       42,270           20,003         62,273
  Repayments of long-term debt.........................      (37,206)          (2,850)       (40,056)
  Intercompany loan activity...........................       19,409          (19,409)            --
  Debt issuance costs..................................       (3,789)          (1,112)        (4,901)
                                                            --------         --------       --------
Net cash provided by financing activities..............       20,684           (3,368)        17,316
Effect of exchange rate changes on cash................           --             (490)          (490)
                                                            --------         --------       --------
Net increase in cash and cash equivalents..............        2,931            5,788          8,719
Cash and cash equivalents at:
  Beginning of year....................................         (327)           6,067          5,740
                                                            --------         --------       --------
  End of year..........................................     $  2,604         $ 11,855       $ 14,459
                                                            ========         ========       ========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     A reconciliation of federal statutory income taxes to our effective tax provision (benefit) before extraordinary items is as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Benefit for income taxes at statutory rates...........  $(7,391)  $(48,658)  $(20,750)
Taxable foreign dividends.............................    4,077      4,423      2,889
Change in valuation allowance.........................   13,294     91,747     23,700
Non-deductible expenses...............................       14        (34)       182
State and foreign income taxes........................    5,207        (94)    (1,437)
Other.................................................     (333)    (4,697)       (24)
                                                        -------   --------   --------
Effective tax provision...............................  $14,868   $ 42,687   $  4,560
                                                        =======   ========   ========

     The provision for income taxes is composed of the following:

                                                            YEAR ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2002      2001      2000
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Current federal..........................................  $    --   $    --   $   --
Deferred federal.........................................       --    34,659       --
Current foreign..........................................   12,282     3,290    3,328
Deferred foreign.........................................     (736)    1,719     (257)
Provincial and state income taxes........................    3,322     3,019    1,489
                                                           -------   -------   ------
Total tax provision......................................  $14,868   $42,687   $4,560
                                                           =======   =======   ======

     The components of our deferred income tax assets and liabilities are summarized below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2002           2001
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
Deferred tax assets:
Accrued liabilities.........................................  $   9,844      $  10,412
Accrued postretirement cost.................................     13,476         13,977
Tax loss and credit carry forwards..........................    122,917        111,794
Other.......................................................     16,245         17,205
                                                              ---------      ---------
Total deferred tax assets...................................    162,482        153,388
                                                              ---------      ---------

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                                 2002           2001
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
Property, plant and equipment...............................  $ (39,253)     $ (44,752)
Other.......................................................     (4,564)        (3,653)
                                                              ---------      ---------
Total deferred tax liabilities..............................    (43,817)       (48,405)
Valuation allowance.........................................   (132,780)      (119,487)
                                                              ---------      ---------
Net deferred tax liabilities................................    (14,115)       (14,504)
Less: current deferred tax assets...........................         --             --
                                                              ---------      ---------
Long-term deferred tax liabilities..........................  $ (14,115)     $ (14,504)
                                                              =========      =========

     We have approximately $351 million in United States net operating loss carryforwards ("US NOLs") which will expire during fiscal 2018-2022. In assessing the value of the deferred tax assets, we consider whether it is more likely than not that all of the deferred tax assets will be realized. We will undergo an ownership change for United States federal income tax purposes in connection with consummation of the Plan. As a result of that ownership change, our ability to use our U.S. NOLs will be severely limited. Moreover, we expect that we will recognize a significant amount of cancellation of indebtedness ("COD") income for United States federal income tax purposes upon consummation of the Plan. Although this COD income will be excluded from our gross income because we are in bankruptcy, we will be required to reduce our U.S. NOLs (and possibly certain other tax attributes) for our taxable year that begins after the year in which the Plan is consummated. As we expect that the amount of COD income recognized upon consummation of the Plan will exceed the amount of our U.S. NOLs, we expect that our U.S. NOLs will be completely eliminated for the taxable year that begins after our taxable year in which the Plan is consummated. Based on the forgoing, we were not able to conclude that it was more likely than not that we would be able to realize the future benefit of our U.S. deferred tax assets. Consequently, benefit was not provided for these U.S. NOLs at September 30, 2002.

8.  EMPLOYEE BENEFITS

     The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages and salaries, benefits and other employee obligations and to implement certain additional employee plans. Moreover, under the Plan, all of the Debtors' employee compensation and benefit programs, with the exception of stock-based employee incentive plans and employee stock ownership plans, will be assumed and will continue in effect, subject to the Debtors' rights of termination thereunder. Employee interests in our qualified retirement benefit plans and our savings and investment plan are held in trust and protected by law.

     We have established the following benefit plans:

  RETIREMENT BENEFIT PLANS

     We have non-contributory pension plans in the United States and employer and employee contributory plans in Canada which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. For our employees who were employed as of September 30, 1986, and who were previously employed by Monsanto, we recognize their Monsanto pension years of service for purposes of determining benefits under our plans. For our employees who were employed on August 21, 1992, and who were previously employed by Tenneco, we recognize

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

their Tenneco pension years of service for purposes of determining benefits under our plans. For our employees who were employed as of January 31, 1997, and who (i) were previously employed by Cytec Industries Inc. and (ii) elected to retire on or before January 31, 1999, we supplement the standard pension payable such that the employee's total combined pension from us and from the Cytec Nonbargaining Employees' Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement. The estimated liability for such supplements as of September 30, 2002 and 2001 is immaterial. Our funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities. Chemicals' retirement benefit plans will remain in effect upon our emergence from Chapter 11.

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $124,437     $117,541
  Currency rate conversion..................................        (95)        (855)
  Service cost..............................................      4,681        4,309
  Interest cost.............................................      8,795        8,503
  Plan amendments...........................................         --          195
  Other.....................................................        422           --
  Plan curtailment..........................................         --         (957)
  Actuarial loss (gain).....................................      5,793        3,324
  Benefits paid.............................................     (7,721)      (7,623)
                                                               --------     --------
  Benefit obligation at end of year.........................   $136,312     $124,437
                                                               ========     ========
Change in plan assets:
  Fair value at beginning of year...........................   $ 90,566     $110,610
  Currency rate conversion..................................        (73)        (865)
  Actual return (loss) on plan assets.......................     (7,219)     (15,441)
  Employer contributions....................................      6,329        3,885
  Benefits paid.............................................     (7,721)      (7,623)
                                                               --------     --------
  Fair value at end of year.................................   $ 81,882     $ 90,566
                                                               ========     ========
Development of net amount recognized:
  Funded status.............................................   $(54,430)    $(33,870)
  Unrecognized cost:
     Actuarial loss (gain)..................................     36,201       15,361
     Prior service cost.....................................      5,189        6,031
     Transition liability...................................        251          605
                                                               --------     --------
  Net amount recognized.....................................   $(12,789)    $(11,873)
                                                               ========     ========

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Amounts recognized in the statement of financial position:
  Prepaid pension cost......................................   $    104     $    353
  Accrued pension cost......................................    (33,314)     (20,120)
  Intangible asset..........................................      5,232        4,496
  Accumulated other comprehensive income (pre-tax)..........     15,189        3,398
                                                               --------     --------
  Net amount recognized.....................................   $(12,789)    $(11,873)
                                                               ========     ========

     All plans have projected benefit obligations in excess of plan assets at September 30, 2002. For plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $100.5 million and $68.1 million, respectively, at September 30, 2002.

     Net periodic pension costs consist of the following components:

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Components of net pension costs:
  Service cost-benefits earned during the year..........  $ 4,681   $ 4,309   $ 4,498
  Interest on prior year's projected benefit
     obligation.........................................    8,795     8,503     8,446
  Expected return on plan assets........................   (7,893)   (9,373)   (8,537)
  Net amortization:
     Actuarial loss (gain)..............................      390      (206)        7
     Prior service cost.................................      819       805       809
     Transition liability...............................      354       373       375
  Settlement/curtailment loss (gain)....................       21      (863)       --
                                                          -------   -------   -------
  Net pension costs.....................................  $ 7,167   $ 3,548   $ 5,598
                                                          =======   =======   =======
Weighted-average assumptions:
  Discount Rate.........................................     6.79%     7.25%     7.50%
  Rates of increase in salary compensation level........     4.92%     5.37%     5.38%
  Expected long-term rate of return on plan assets......     8.72%     8.51%     8.76%

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     We provide certain health care benefits and life insurance benefits for retired employees. Substantially all of our employees become eligible for these benefits at early retirement age. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

     Health care benefits are currently provided to employees who retire from us with ten or more years of credited service, except for Canadian employees covered by collective bargaining agreements. Some of our employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred. For United States employees, postretirement medical plan deductibles are assumed to increase at the same rate as long-term health care costs.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $ 44,946     $ 40,062
  Service cost..............................................        599          576
  Interest cost.............................................      3,323        3,108
  Plan amendments, curtailments and special termination
     benefit................................................         --         (447)
  Actuarial loss............................................      1,306        4,227
  Benefits paid.............................................     (2,996)      (2,580)
                                                               --------     --------
  Benefit obligation at end of year.........................   $ 47,178     $ 44,946
                                                               ========     ========
Funded plan assets..........................................   $  3,000     $  3,000
                                                               ========     ========
Development of net amount recognized:
  Funded status.............................................   $(44,178)    $(41,946)
  Unrecognized cost:
     Actuarial loss.........................................      8,954        8,131
     Prior service cost.....................................     (4,156)      (4,619)
                                                               --------     --------
  Net amount recognized.....................................   $(39,380)    $(38,434)
                                                               ========     ========
Amounts recognized in the statement of financial position:
  Prepaid OPEB cost.........................................   $  3,000     $  3,000
  Accrued OPEB liability....................................    (42,380)     (41,434)
                                                               --------     --------
  Net amount recognized.....................................   $(39,380)    $(38,434)
                                                               ========     ========

     Net periodic plan costs consist of the following components:

                                                                  SEPTEMBER 30,
                                                         -------------------------------
                                                          2002        2001         2000
                                                         ------   -------------   ------
                                                             (DOLLARS IN THOUSANDS)
Components of net plan costs:
  Service cost.........................................  $  599      $  576       $  751
  Interest cost........................................   3,323       3,108        2,759
  Net amortization:
     Actuarial loss....................................     483         625          268
     Prior service cost................................    (463)       (486)        (496)
  Curtailment and special termination benefits.........      --        (457)          --
                                                         ------      ------       ------
  Net plan costs.......................................  $3,942      $3,366       $3,282
                                                         ======      ======       ======
Weighted-average assumptions:
  Discount Rate........................................    6.75%       7.25%        7.50%

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The weighted average annual assumed health care trend rate is assumed to be 7.5% for 2002. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.....    $  219        $  (190)
Effect on post-retirement benefit obligation................     2,264         (1,965)

     During fiscal 2001, we recorded a curtailment gain of $2.0 million due to our staffing reductions at our acrylic fibers facility associated with a significant reduction in operations at that facility.

  EMPLOYEE STOCK OWNERSHIP TRUST

     In connection with our recapitalization in August 1996, an Employee Stock Ownership Trust (the "ESOT") was established which covers substantially all United States employees. Allocations of shares of common stock were made annually to participants. The ESOT primarily invested in shares of Holdings Common Stock and, in fiscal 1996, borrowed $6.5 million from Chemicals (the "ESOP Loan") to purchase approximately 542,000 shares of Holdings Common Stock. In addition, during fiscal 1999, the ESOT purchased 14,000 shares of Holdings Common Stock. In fiscal 2000, 163,000 ESOT shares were allocated to employees. We recorded $0.9 million of expense related to the ESOT in fiscal 2000. There were no shares allocated to employees and there was no expense recorded in fiscal 2002 or fiscal 2001. The shares of Holdings Common Stock purchased by the ESOT in August of 1996 were pledged as security for the ESOP Loan. As of September 30, 2002, the ESOP Loan had been repaid in full and all shares of Holdings Common Stock held by the ESOT had been released and allocated to the ESOT participants' accounts. No additional allocations are contemplated at this time. We have terminated our ESOP and the ESOT and all shares of our common stock held by the ESOT have been cancelled.

  SAVINGS AND INVESTMENT PLAN

     Our Sixth Amended and Restated Savings and Investment Plan covers substantially all United States employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant's contributions become distributable upon the termination of his or her employment. We did not make any contribution to this plan in fiscal 2000. Beginning October 1, 2000, we began matching 50% of a participant's contributions, to the extent such contributions do not exceed 7% of such participant's base compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.9 million in fiscal 2002 and $1.1 million in fiscal 2001.

  EMPLOYEE SAVINGS PLAN

     We introduced an employee savings plan for all eligible full-time Canadian employees effective as of October 1, 2000. Each participant has the option to contribute a percentage of his or her earnings to the Canadian savings plan, with no limit on the maximum percentage contributed. Beginning October 1, 2000, we began matching 100% of a participant's contributions, to the extent such contributions do not exceed 3.5% of such participant's base compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.3 million in fiscal 2002 and $0.2 million in fiscal 2001.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PROFIT SHARING AND BONUS PLANS

     In January 1997, Holdings' Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Profit Sharing Plan that is designed to benefit all qualified employees and a Bonus Plan that is designed to provide certain of our exempt salaried employees with the opportunity to earn bonuses depending, among other things, on our annual financial performance. We incurred $3.7 million and $7.4 million of expenses related to the Profit Sharing Plan and Bonus Plan, respectively, in fiscal 2000. No expenses for profit sharing or bonuses were incurred in fiscal 2002 or fiscal 2001.

  OMNIBUS STOCK AWARDS AND INCENTIVE PLAN

     In April 1997, Holdings' Board of Directors approved the establishment of our Omnibus Stock Awards and Incentive Plan (as amended, the "Omnibus Plan"). Under the Omnibus Plan, Holdings could grant key employees incentive and nonqualified stock options, SARs, restricted stock awards, performance awards and phantom stock awards. Holdings' Board of Directors approved an amendment to the Omnibus Plan which increased the total number of shares available for issuance under the Omnibus Plan to 2,000,000, which was ratified and approved by Holdings' stockholders at their annual meeting held on January 24, 2001. The terms and amounts of the awards (including vesting schedule) were determined by the Compensation Committee of Holdings' Board of Directors. Generally, outstanding stock options become exercisable (vest) in equal annual installments beginning a year from date of grant and ending five years from date of grant. In the event of a specified change of control of Holdings or a qualified public offering of Holdings Common Stock, all awards immediately vest and became exercisable. During fiscal 2001, Holdings granted options to purchase 515,000 shares of our common stock for prices ranging between $0.50 and $6.00 per share (all of which were completely vested upon their grant). No options were granted during fiscal 2002. Pursuant to the Plan, all outstanding options will be cancelled concurrent with our emergence from Chapter 11.

  AMENDED AND RESTATED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS

     In April 1997, Holdings' Board of Directors approved the establishment of a 1997 Nonqualified Stock Option Plan for Non-Employee Directors. Under this plan, each eligible director who was serving on Holdings' Board of Directors on each subsequent October 1st was automatically granted an option to acquire 1,000 shares of Holdings Common Stock (2,000 shares for the Vice-Chairman). Effective as of April 26, 2000, the 1997 Nonqualified Stock Option Plan was amended and restated as the Amended and Restated Stock Plan for Non-Employee Directors. Under the Amended and Restated Stock Plan, each of Holdings' non-employee directors received $15,000 in shares of Holdings' Common Stock and options to purchase 2,000 shares of Holdings' Common Stock on October 1, 2000. This grant of shares was valued at the average market price for a share of Holdings' Common Stock during the 90-day period ending on the date of grant. Under both the 1997 Nonqualified Stock Option Plan and the Amended and Restated Stock Plan, each of Holdings' non-employee directors were eligible to participate and each had the ability to elect not to participate. All options issued under these plans expired ten years from the date of grant, were granted with an exercise price at or above the fair market value of a share of Holdings Common Stock on the date of grant (as determined by Holdings' Board of Directors) and vested and became exercisable immediately. On March 7, 2001, Holdings' Board of Directors elected to terminate this plan with respect to future grants. All outstanding grants were rejected in the Chapter 11 proceedings.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  KEY EMPLOYEE PROTECTION PLAN

     On January 26, 2000, Holdings' Board approved our Key Employee Protection Plan, which has subsequently been amended several times. This plan was established by Holdings' Board to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control and to assure their continued dedication and objectivity during those periods. This plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees has been designated as participants under the plan and their respective applicable multipliers and other variables for determining benefits have been established. Our Compensation Committee is authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant's participation under this plan on 60 days' notice if it determines that the participant is no longer one of our key employees.

  RETENTION BONUS PLAN

     On July 13, 2001, Holdings' Board approved our Retention Bonus Plan, which was subsequently amended. This plan was established by our Board to help us retain our employees whose resignations would cause significant disruption to our operations and whose skills would be particularly difficult and costly to replace, to improve their morale during the pendency of our bankruptcy proceedings and to help provide incentive to these employees to work diligently toward the resolution of our bankruptcy proceedings. The plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees were designated as participants under the plan and their respective benefits were established. Each participant in the plan was entitled to payments under the plan on specified dates, unless the participant's employment with us terminated prior to that payment date for any reason other than a termination by the participant for "Good Reason" or a termination by us for any reason other than "Misconduct" or "Disability." Payments under the plan were based on specified percentages of the participant's annual compensation, including payments under our Supplemental Pay Plan. Each participant who became entitled to payments under the plan was paid 25% of the total amount payable to that participant on April 15, 2002, an additional 25% on October 15, 2002 and the final 50% was paid on November 20, 2002. Approximately $0.8 million was paid during fiscal 2002 pursuant to this Plan. Approximately $2.1 million and $0.6 million was expensed during fiscal 2002 and fiscal 2001, respectively, pursuant to this Plan. At September 30, 2002, approximately $2.0 million was recorded as a liability pursuant to the Plan.

  SEVERANCE PLAN

     On March 8, 2001, Holdings' Board approved our Severance Pay Plan, which has subsequently been amended. This plan covers all of our non-unionized United States employees and was established by Holdings' Board to help us retain these employees by assuring them that they will receive some compensation in the event that their employment is adversely affected in specified ways in connection with a change of control. This plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Under our Severance Pay Plan, any participant that terminates his or her employment for "Good Reason" or is terminated by us for any reason other than "Misconduct" or "Disability" during the period commencing 180 days prior to the date on which a specified change of control occurs and ending 180 days after such change of control is entitled to benefits under the plan. If a participant becomes entitled to benefits under the plan, we are required to provide the participant with a lump sum cash payment in an amount equivalent to two weeks of such participant's base salary for each credited year of service, with a minimum payment of six months' base salary and a maximum payment of

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

one year's base salary. The amount of this lump sum payment is reduced, however, by the amount of any other separation, severance or termination payments made by us to the participant under any other plan or agreement, including our Key Employee Protection Plan, or pursuant to law. In addition, a pro rata portion of any lump sum amount paid to a participant under the plan must be repaid by the participant if the participant is rehired by us or our successor within 90 days after the participant's termination date.

     In addition to the lump sum payment, for a period of six months after the participant's termination date, the COBRA premium required to be paid by such participant for coverage under our medical and dental plans may not be increased beyond that required to be paid by active employees for similar coverage under those plans, as long as the participant makes a timely COBRA election and pays the regular employee premiums required under those plans and otherwise continues to be eligible for coverage under those plans.

     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of the plan may be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment.

  SUPPLEMENTAL BONUS PLAN

     On July 13, 2001, Holdings' Board approved our Supplemental Bonus Plan, which was subsequently amended. The plan is designed to help us retain certain of our employees during the pendency of our bankruptcy proceedings and provide us with the ability to reward our employees who have made extraordinary contributions and personal sacrifices in connection with our bankruptcy proceedings. Our Supplemental Bonus Plan, as amended, was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Holdings' Board had the ability to designate employees as participants under the plan and determine the amount payable to those participants, subject to an overall limit of $1.4 million in payments under the plan. However, Holdings' Board was not permitted to designate any of our employees as a participant under the plan if that employee was a participant under our Retention Bonus Plan, and no participant under our Retention Bonus Plan may receive any payment under our Supplemental Bonus Plan. Each participant in the plan received the amount designated by Holdings' Board on November 20, 2002. Approximately $0.8 million was expensed during fiscal 2002 pursuant to this Plan. At September 30, 2002, approximately $0.8 million was recorded as a liability pursuant to the Plan.

  SUPPLEMENTAL PAY PLAN

     On March 8, 2001, Holdings' Board approved our Supplemental Pay Plan, which was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Historically, we have paid our senior level employees below-market salaries with the opportunity to earn above-market compensation through stock based incentives and significant bonuses in years when we achieve targeted levels of EBITDA. Due to our financial difficulties, the opportunity to earn additional compensation through these programs was significantly reduced, if not entirely eliminated. As a result, Holdings' Board established this plan to address their concern that the overall compensation provided to our senior level employees would always be below-market and, consequently, not adequate to retain these employees or attract new highly-qualified employees. A select group of management or highly compensated employees has been designated as participants under the plan and their respective benefits have been established. Each payment under the

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

plan is a specified percentage of the participant's annual base salary for fiscal 2001 and payments are paid on or before the tenth day after the last day of each calendar quarter. The participant must be employed by us on the relevant payment date in order to be eligible to receive that payment under the plan. We may amend or terminate our Supplemental Pay Plan at any time but any amendment or termination of the plan can only become effective on a payment date and may not affect the rights of participants under the plan that have accrued as of that effective date, including the right to receive supplemental pay on that payment date.

  OUTSTANDING STOCK OPTIONS

     A summary of the status of Holdings' outstanding stock options as of September 30, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                                2002                     2001                     2000
                       ----------------------   ----------------------   ----------------------
                                    WEIGHTED-                WEIGHTED-                WEIGHTED-
                                     AVERAGE                  AVERAGE                  AVERAGE
                       SHARES (IN   EXERCISE    SHARES (IN   EXERCISE    SHARES (IN   EXERCISE
                       THOUSANDS)     PRICE     THOUSANDS)     PRICE     THOUSANDS)     PRICE
                       ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at
  beginning of
  year...............    1,222        $3.90         778        $6.13        682         $6.14
Granted..............       --        $  --         527        $0.93        123         $6.00
Forfeited............     (191)       $6.00         (83)       $6.00        (27)        $6.00
                         -----                    -----                     ---
Outstanding at end of
  year...............    1,031        $4.09       1,222        $3.90        778         $6.13
                         =====                    =====                     ===
Options exercisable
  at end of year.....      922                    1,185                     360
                         =====                    =====                     ===

     The range of exercise prices for options outstanding at September 30, 2002, was $0.50 - 6.00, with all exercisable options having an exercise price range of $0.50 - $6.00.

     All stock options were granted with an exercise price at or above fair market value of a share of Holdings Common Stock at the grant date. The weighted average fair value of the stock options granted during fiscal 2001 and fiscal 2000 was $0.5 million and $0.6 million, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in fiscal 2000; risk free interest rate of 5.8%; no expected dividend yield of for all years; expected life of ten years for all years; and expected volatility of 83%. Stock options generally expire ten years from the date of grant and fully vest after five years. The outstanding stock options at September 30, 2002 had a weighted-average contractual life of approximately four years. The Plan will eliminate all outstanding stock options.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," we utilize the intrinsic value method of accounting for stock-based compensation and no compensation costs have been recognized for stock option awards described above. Had compensation cost for all option issuances been determined consistent with SFAS No. 123, it would not have had a material impact on our net loss and loss per share for fiscal 2002, 2001 or 2000.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  COMMITMENTS AND CONTINGENCIES

  PRODUCT CONTRACTS

     We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid, methanol, plasticizers, sodium cyanide, calcium hypochlorite and DSIDA, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene and acrylonitrile to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

     All of the Debtors' contracts and agreements continue in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity to reject any pre-petition contracts or agreements that are burdensome or assume any pre-petition contracts or agreements that are favorable or otherwise necessary to their business operations.

  LEASE COMMITMENTS

     We have entered into various long-term operating leases. Future minimum lease commitments at September 30, 2002, are as follows: fiscal 2003 -- $6.4 million; fiscal 2004 -- $5.2 million; fiscal 2005 -- $4.4 million; fiscal 2006 -- $3.1 million; and thereafter -- $4.9 million.

     All of the Debtors' operating leases have continued in effect in accordance with their terms notwithstanding our Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity to reject any pre-petition leases that are burdensome or assume any pre-petition leases that are favorable or otherwise necessary to their business operations.

  ENVIRONMENTAL AND SAFETY MATTERS

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and the raw materials used to produce such products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including waste treatment, storage, disposal and other waste handling practices and equipment.

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in Responsible Care(R) initiatives as a part of our membership in several trade groups which are partner associations in the American Chemistry Council in the United States and the Canadian Chemical Producers Association in Canada. Notwithstanding our efforts and beliefs, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities are generally operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $30 million for fiscal 2002 and $34 million for fiscal 2001. This reduction is due to the shutdown of our acrylonitrile and derivative HCN facilities at the Texas City Plant. We also spent approximately $2 million for environmentally related capital projects in fiscal 2002 and $2 million for these types of capital projects in fiscal 2001.

     The Texas Commission for Environmental Quality ("TCEQ") enacted new regulations requiring significant reductions of nitrogen oxide which apply to our Texas City facility. The TCEQ also proposed similar regulations requiring the reduction of particulate matter which apply to our Texas City facility. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan were approved by the United States Environmental Protection Agency ("EPA") on October 15, 2001. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 90%, which we estimate would require Chemicals to make between $25 million and $30 million in capital improvements at our Texas City facilities. The majority of these capital expenditures are expected to be incurred from fiscal 2003 through fiscal 2007.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on our financial condition and results of operations. British Columbia had a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. However, on July 5, 2002, British Columbia amended the regulation, which now permits a monthly average discharge of 0.6 kg of AOX per air dry metric ton, which is similar to the U.S. EPA regulations governing bleach pulp mills.

     Claims for environmental liabilities of the Debtors arising prior to our Chapter 11 filings have been addressed in the Plan. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. We will be obliged to comply with environmental requirements in the conduct of our business as a debtor-in-possession, including the potential obligation to conduct remedial actions at facilities we own or operate, regardless of when the contamination at those facilities occurred.

     On June 11, 2001, we received a notice from the U.S. Department of Justice, Environment and Natural Resources Division, in which the Department alleged that on April 1, 1998, an ethylbenzene release at our Texas City facility violated the general duty clause of the Clean Air Act and invited us to engage in settlement discussions with respect to the matter. Although we believe that the April 1, 1998 ethylbenzene release did not constitute a violation of the general duty clause of the Clean Air Act, and, while admitting no liability, we settled the Department's claim for $650,000, which is being treated as a general unsecured claim under the Plan. This settlement was approved by the Bankruptcy Court on November 20, 2002. Additionally, an EPA bankruptcy claim for remediation costs associated with the Malone disposal site was withdrawn as part of the settlement discussed above.

     A settlement agreement entered into by the EPA, the Florida Department of Environmental Protection ("FDEP") and an environmental group potentially applies to our acrylic fibers facility. This settlement agreement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. We and several similarly situated companies have been

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contesting this settlement. An April 1999 ruling by the United States Court of Appeals for the 11th Circuit may reduce the likelihood that the no-migration rule is enforceable, although we can give you no assurances in that regard. In the event that the no-migration rule becomes enforceable, we may incur material costs in redesigning our wastewater handling systems. However, in September 2000, the Florida Department of Environmental Protection awarded us a five-year permit to operate the deepwell injection facilities at our acrylic fibers facilities. Under this permit, we were granted an "injection into an aquifer" exemption, subject to monitoring of groundwater. As a result, during the life of this permit, we would not be subject to this no-migration rule even if it became enforceable, assuming that this permit is not revised in any material way.

     We are presently involved in discussions with the FDEP regarding allegations that past or present waste handling practices at our acrylic fibers facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. The results of analysis performed by our independent contractors have been submitted to the FDEP for review. As a proactive measure, our acrylic fibers facility made significant reductions in the level of certain spent precipitates disposed of in the existing, on-site landfill. Additionally, our acrylic fibers facility has requested the consolidation of their EPA HISWA permit application and their FDEP RCRA Part B permits which would be administered by the FDEP. At this time we do not know the nature and extent of remedial actions, if any, that may ultimately be required under future permits. As part of the Plan, our acrylic fibers business will be transferred to the existing local management of that business in a management buyout for little or no consideration concurrent with our emergence from Chapter 11.

  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. The automatic stay will does not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors can object and seek a determination from the Bankruptcy Court as to the allowability of such claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court are required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay remains in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates have been or will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a plan of reorganization.

  Ethylbenzene Release

     On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at our Texas City facility. The released chemicals included ethylbenzene, benzene, polyethylbenzene and hydrochloric acid. We do not believe any serious injuries were sustained, although a number of citizens sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. Five lawsuits, and an additional two interventions, were filed against the Debtors, involving approximately 571 plaintiffs/intervenors who seek an unspecified amount for damages. We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification from third parties. We do not believe that the claims and litigation arising out of this incident will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assurances to that effect. Unless otherwise ordered by the Bankruptcy Court, all of these claims and litigation are subject to the automatic stay and recoveries (if any) sought thereon from assets of the Debtors will be addressed in the Chapter 11 cases. To date, the Bankruptcy Court has lifted the automatic stay in the cases of Bobbie Adams, et al. and Nettie Allen, et al. for the sole purpose of allowing the plaintiffs to proceed against our liability insurance policies. Small cash settlements, to be funded by our liability insurance policies, have been negotiated with the plaintiffs in one of the interventions and in the case of Ida Goldman, et al., and have been approved by the Bankruptcy Court.

  Other Claims

     We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors are required to be dealt with in the Chapter 11 cases.

     On December 19, 2001, we announced that Frank P. Diassi had elected to terminate his employment with the company. Mr. Diassi had served as our executive Chairman of the Board since 1996. Mr. Diassi was elected Co-Chief Executive Officer along with David G. Elkins, our President, in September 2001. Mr. Diassi has asserted that he had "good reason" to terminate his employment and is claiming that he is entitled to receive payments under certain of our employee retention and severance plans. On June 3, 2002, our Compensation Committee denied Mr. Diassi's claim under the Key Employee Protection Plan and on July 24, 2002, we denied his claim under the Retention Bonus Plan. On September 6, 2002, we filed an objection to Mr. Diassi's Proof of Claim in the Bankruptcy Court. Mr. Diassi subsequently filed a motion in the Bankruptcy Court to compel arbitration of his claims.

  LITIGATION CONTINGENCY

     We have made estimates of the reasonably possible range of liability with regard to our outstanding litigation for which we may incur any liability. These estimates are based on our judgment using currently available information, as well as consultation with our insurance carriers and outside legal counsel. A number of the claims in these litigation matters are covered by our insurance policies or by third party indemnification. Therefore, we have also made estimates of our probable recoveries under insurance policies or from third-party indemnitors based on our judgment, our understanding of our insurance policies and indemnification arrangements, discussions with our insurers and indemnitors and consultation with outside legal counsel. Based on the foregoing, as of September 30, 2002, we had approximately $3.5 million accrued as our estimate of our contingent liability for these matters and have also recorded aggregate receivables from our insurers and third-party indemnitors of approximately $2.5 million. At September 30, 2002, we estimate that the aggregate reasonably possible range of loss for all litigation combined, in addition to the amount accrued, is between zero and $13 million. The timing of probable insurance and indemnity recoveries and payment of liabilities, if any, are not expected to have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. While we have based our estimates on our evaluation of available information and the other matters described above, much of the litigation remains in the discovery stage and it is impossible to predict with certainty the ultimate outcome. We will adjust our estimates as necessary as additional information is developed and evaluated. However, we believe that the final resolution of these contingencies will not have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. Moreover, such contingencies represent pre-petition claims and, unless otherwise ordered by the Bankruptcy Court, all of these claims are subject to the automatic stay and recoveries (if any) sought thereon from the Debtors have been or will be addressed in the Chapter 11 cases.

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

     Our operations are divided into two reportable segments: petrochemicals and pulp chemicals. The petrochemicals segment is based in the U.S. and manufactures commodity petrochemicals and acrylic fibers. The pulp chemicals segment is primarily based in Canada and manufactures chemicals for use primarily in the pulp and paper industry, and constructs chlorine dioxide generators for use by pulp mills. Operating segment information for 2002, 2001 and 2000 is presented below. As part of the Plan, our pulp chemicals business will be sold concurrent with our emergence from Chapter 11.

                                                          YEAR ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                        2002       2001        2000
                                                      --------   --------   ----------
                                                           (DOLLARS IN THOUSANDS)
Revenues:
  Petrochemicals....................................  $400,765   $515,219   $  870,130
  Pulp chemicals....................................   227,962    228,346      226,321
                                                      --------   --------   ----------
Total...............................................  $628,727   $743,565   $1,096,451
                                                      ========   ========   ==========
Operating income (loss):
  Petrochemicals....................................  $ (9,412)  $(87,973)  $    5,756
  Pulp chemicals....................................    41,281     42,173       34,680
                                                      --------   --------   ----------
Total...............................................  $ 31,869   $(45,800)  $   40,436
                                                      ========   ========   ==========
Depreciation and amortization expenses:
  Petrochemicals....................................  $ 26,190   $ 28,759   $   33,495
  Pulp chemicals....................................    23,851     24,359       25,015
                                                      --------   --------   ----------
Total...............................................  $ 50,041   $ 53,118   $   58,510
                                                      ========   ========   ==========
Capital expenditures:
  Petrochemicals....................................  $  6,700   $  9,829   $   21,126
  Pulp chemicals....................................     9,563      7,063        7,671
                                                      --------   --------   ----------
Total...............................................  $ 16,263   $ 16,892   $   28,797
                                                      ========   ========   ==========
Property, plant and equipment, net:
  Petrochemicals....................................  $117,222   $137,114   $  153,853
  Pulp chemicals....................................   138,614    147,830      164,773
                                                      --------   --------   ----------
Total...............................................  $255,836   $284,944   $  318,626
                                                      ========   ========   ==========

     Sales to individual customers constituting 10% or more of total revenues and export sales were as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Major Customers:
  British Petroleum plc and subsidiaries.............  $ 60,095   $ 86,360   $125,942
Export Sales:
  Export revenues....................................  $131,701   $181,925   $460,046
  Percentage of total revenues.......................        34%        24%        42%

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  FINANCIAL INSTRUMENTS

FOREIGN EXCHANGES

     We have previously entered into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The forward foreign exchange contracts had varying maturities with none exceeding 18 months. We made net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. We do not engage in currency speculation. The last of our existing forward exchange contracts expired in March 2000, and we currently do not intend to enter into any additional forward exchange contracts.

  ELECTRICITY CONTRACTS

     Our Canadian subsidiaries periodically enter fixed price agreements for a portion of their electrical energy requirements. We have an agreement relating to the supply of a portion of the electrical energy at one of our Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a normal purchase based on guidance issued by the Derivative Implementation Group (the "DIG") and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2002, are used in the ordinary course of business. However, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2002 and 2001, the fair value of this agreement was a gain (loss) of approximately $0.2 million and ($1.2) million, respectively, based on current market prices and quantities to be delivered.

  CONCENTRATIONS OF RISK

     We sell our products primarily to companies involved in the petrochemicals, acrylic fibers and pulp and paper manufacturing industries. We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. However, letters of credit are required by us on many of our export sales. Historically, our credit losses have been minimal.

     We maintain cash deposits with major banks, which from time to time may exceed federally insured limits. We periodically assess the financial condition of these institutions and believe that the likelihood of any possible loss is minimal.

     Approximately 40% of our employees are covered by union agreements. Approximately 74% of our employees at our Vancouver facility are represented by the Pulp, Paper and Woodworkers Union. The Vancouver labor agreement was renegotiated in November 2000 and is subject to further renegotiations in November of 2003. Approximately 76% of the employees at our Saskatoon facility are represented by the Communications, Energy and Paperworkers of Canada. Our collective bargaining agreement with this union was renegotiated on June 25, 2001 and is subject to further renegotiation in September 2004. Approximately 74% of our are members of either an operations and maintenance workers union, the contract with which is currently being negotiated or an office and lab workers union, the contract with which expires in March 2003. The primary union agreement at our Texas City facility expired on May 1, 2002 and a new agreement was entered into on October 1, 2002 and is subject to renegotiation in April 2004.

  INVESTMENTS

     It is our policy to invest our excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, we will not invest more than $5 million with any single bank, financial institution or United States corporation. As a result of the Chapter 11 filings, the Bankruptcy Court requires excess cash presently held by the Debtors to be invested in United States Treasury Bills or as certificates of deposit with Chase Bank, N.A.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturities of these instruments. The following table presents the carrying values and fair values of our long term debt (including current maturities) at September 30, 2002:

                                                              CARRYING VALUE   FAIR VALUE
                                                              --------------   ----------
                                                                (DOLLARS IN THOUSANDS)
DIP Financing...............................................     $57,242        $57,242
Canadian Financing Agreement................................       5,234          5,234
Saskatoon Refinancing Agreement.............................      15,753         15,753

     Due to the uncertainty resulting from the bankruptcy filings discussed in
Note 1, it is difficult to estimate the fair value of the Debtors' borrowings and other pre-petition liabilities. Due to the DIP Financing, the Canadian Financing Agreement and the Saskatoon Refinancing Agreement having variable interest rates, the fair value equals their carrying value.

     At September 30, 2002, our forward power contract for a portion of our pulp chemicals business' power requirements had a fair market value of $0.2 million, based on our estimate of projected energy prices and quantities to be delivered under the contract.

12.  RELATED PARTY TRANSACTIONS

     Koch Capital Services, Inc., an affiliate of Koch Industries, Inc., was one of Holdings' significant stockholders and had the right to designate a member of our Board of Directors. Since October 1, 1991, we have had ongoing commercial relationships in the ordinary course of business with certain affiliates of Koch Industries, Inc., including agreements for the supply of raw materials, sales of petrochemicals and transportation of natural gas. During one or more of our fiscal years ended September 30, 2002, 2001 and 2000:

     - we made payments to John Zink Company, an indirect wholly-owned subsidiary of Koch Industries, Inc., in consideration for certain contracting and construction services performed at our Texas City facility; and

     - we made payments to Koch Gateway Pipeline Company for the transportation of natural gas to our acrylic fibers plant through a pipeline in which it is a partner.

     In addition, we made product sales to and purchased raw materials from Koch Chemical and Koch Nitrogen Company, indirect wholly-owned subsidiaries of Koch Industries, Inc. in fiscal 2000. These two relationships represented less than 1% of our revenues. In May 2000, we entered into a new 3 1/2 year ammonia supply agreement with Koch Nitrogen. The new ammonia supply agreement replaced our prior ammonia supply agreement with Koch Nitrogen and was rejected in our bankruptcy proceedings. The new ammonia supply agreement required us to purchase the same annual quantity of ammonia from Koch

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Nitrogen but at a revised pricing formula. In connection with the execution of the new ammonia supply agreement, we made a payment to Koch Nitrogen of $1.2 million to settle a dispute under the old ammonia supply agreement and we also made a one-time payment to Koch Nitrogen of $1.8 million in exchange for the revised pricing formula.

13.  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No.141 will have an impact on our financial statements upon our emergence from Chapter 11 pursuant to the application of fresh start accounting. However, we do not believe that the adoption of SFAS No. 142 will have a significant impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe that the adoption of SFAS No. 143 will have a significant impact on our financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 is not expected to have a significant impact on our financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 apply to fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 apply to transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 has not yet had a significant impact on our financial statements, but could affect our financial statements after our emergence from Chapter 11.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on our financial position or results of operations.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Sterling Chemicals, Inc.

     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") as of September 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholder's equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in the Company's business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                                          DELOITTE & TOUCHE LLP

Houston, Texas
December 13, 2002

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues....................................................  $209,181   $241,274   $263,502
Cost of goods sold..........................................   172,232    214,013    229,732
                                                              --------   --------   --------
Gross profit................................................    36,949     27,261     33,770
Selling, general and administrative expenses................    11,276     12,396     24,290
Impairment of assets........................................     4,444         --     60,000
Other expense...............................................        --        977         --
Reorganization items........................................     5,958      1,789         --
Interest and debt related expenses, net of interest
  income(1).................................................    20,908     38,652     43,051
                                                              --------   --------   --------
Loss before income taxes....................................    (5,637)   (26,553)   (93,571)
Equity in earnings of joint venture, net of tax.............    (2,809)      (847)      (747)
Provision for income taxes..................................    11,723     19,575      2,951
                                                              --------   --------   --------
Net loss....................................................  $(14,551)  $(45,281)  $(95,775)
                                                              ========   ========   ========

---------------

(1) Contractual interest for the fiscal years ended September 30, 2002 and 2001 totaled $55,196 and $45,681, respectively.

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                            COMBINED BALANCE SHEETS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   3,764    $   1,396
  Accounts receivable, net..................................     27,811       36,372
  Inventories, net..........................................     15,407       18,009
  Prepaid expenses..........................................      1,346          604
                                                              ---------    ---------
     Total current assets...................................     48,328       56,381
Property, plant and equipment, net..........................    102,873      116,728
Due from affiliates.........................................    202,278      183,398
Other assets, net...........................................     10,593       19,121
                                                              ---------    ---------
     Total assets...........................................  $ 364,072    $ 375,628
                                                              =========    =========

             LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
  Accounts payable..........................................  $  19,012    $  16,835
  Accrued liabilities.......................................      6,272        5,944
  Current portion of long-term debt.........................      4,070        1,206
                                                              ---------    ---------
     Total current liabilities..............................     29,354       23,985
Pre-petition liabilities -- subject to compromise...........    233,376      233,572
Pre-petition liabilities -- not subject to compromise.......    157,270      139,572
Long-term debt..............................................      1,164       18,797
Deferred income taxes.......................................      8,413        9,171
Deferred credits and other liabilities......................     11,378       12,326
Commitments and contingencies (Note 9)
  Stockholder's equity (deficiency in assets):
  Common stock..............................................         --           --
  Additional paid-in capital................................     92,735       92,735
  Accumulated deficit.......................................   (137,061)    (122,510)
  Accumulated other comprehensive loss......................    (32,557)     (32,020)
                                                              ---------    ---------
     Total stockholder's equity (deficiency in assets)......    (76,883)     (61,795)
                                                              ---------    ---------
       Total liabilities and stockholder's equity
        (deficiency in assets)..............................  $ 364,072    $ 375,628
                                                              =========    =========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                             COMBINED STATEMENTS OF
             CHANGES IN STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)

                                                               RETAINED      ACCUMULATED
                                                ADDITIONAL     EARNINGS         OTHER
                                       COMMON    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                       STOCK     CAPITAL       DEFICIT)         LOSS         TOTAL
                                       ------   ----------   ------------   -------------   --------
                                                          (AMOUNTS IN THOUSANDS)
BALANCE, SEPTEMBER 30, 1999..........     --     $92,735      $  18,546       $(27,500)     $ 83,781
Comprehensive income:
  Net loss...........................     --          --        (95,775)            --
  Translation adjustment.............     --          --             --         (1,533)
     Comprehensive loss..............                                                        (97,308)
                                       -----     -------      ---------       --------      --------
BALANCE, SEPTEMBER 30, 2000..........     --      92,735        (77,229)       (29,033)      (13,527)
Comprehensive income:
  Net loss...........................     --          --        (45,281)            --
  Pension adjustment.................     --          --             --            (52)
  Translation adjustment.............     --          --             --         (2,935)
     Comprehensive loss..............                                                        (48,268)
                                       -----     -------      ---------       --------      --------
BALANCE, SEPTEMBER 30, 2001..........     --      92,735       (122,510)       (32,020)      (61,795)
  Net loss...........................     --          --        (14,551)            --
  Pension adjustment.................     --          --             --           (192)
  Translation adjustment.............     --          --             --           (345)
     Comprehensive loss..............                                                        (15,088)
                                       -----     -------      ---------       --------      --------
BALANCE, SEPTEMBER 30, 2002..........  $  --     $92,735      $(137,061)      $(32,557)     $(76,883)
                                       =====     =======      =========       ========      ========

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(14,551)  $(45,281)  $(95,775)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..........................    15,260     17,428     26,050
     Impairment of assets...................................     4,444         --     60,000
     Inventory valuation reserve............................        --      6,167         --
     Deferred tax expense (benefit).........................    (1,082)    14,610      1,066
     Other..................................................      (209)       (20)        66
     Change in assets/liabilities:
       Accounts receivable..................................     8,561      9,818       (950)
       Inventories..........................................     2,602      7,076     (2,045)
       Prepaid expenses.....................................      (742)      (303)     1,368
       Due from affiliates..................................   (18,880)   (34,631)    (9,181)
       Other assets.........................................     9,395      8,504      8,673
       Accounts payable.....................................     2,177      1,453     (2,298)
       Accrued liabilities..................................       328      2,539      7,524
       Other liabilities....................................    16,555        873      4,342
                                                              --------   --------   --------
          Net cash flows provided by (used in) operating
            activities......................................    23,858    (11,767)    (1,160)
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (6,510)    (6,247)    (7,604)
Cash flows from financing activities:
  Borrowings under (payments on) Canadian Financing
     Agreement..............................................   (14,769)    20,003         --
  Debt issuance costs.......................................      (206)    (1,112)        --
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........   (14,975)    18,891         --
Effect of United States/Canadian exchange rate on cash......        (5)        20        (60)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     2,368        897     (8,824)
Cash and cash equivalents -- beginning of year..............     1,396        499      9,323
                                                              --------   --------   --------
Cash and cash equivalents -- end of year....................  $  3,764   $  1,396   $    499
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Income taxes paid.........................................  $ (3,899)  $ (1,130)  $   (696)
  Interest paid, net of interest income received............    (1,267)        --         --

     The accompanying notes are an integral part of the combined financial statements.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     On July 23, 1999, Sterling Chemicals, Inc. ("Chemicals"), formerly a wholly-owned subsidiary of Sterling Chemicals Holdings, Inc. ("Holdings"), completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006. On November 5, 1999, Chemicals completed a registered exchange offer pursuant to which all of these notes were exchanged for publicly registered
12 3/8% Notes with substantially similar terms (the "12 3/8% Notes"). The
12 3/8% Notes are guaranteed by all of Chemicals' existing direct and indirect United States subsidiaries (other than Sterling Chemicals Acquisitions, Inc.) on a joint and several basis and are secured by, among other things, a pledge of 100% of the stock of these subsidiaries. These subsidiaries consist of Sterling Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc., Sterling Chemicals Energy, Inc., Sterling Chemicals International, Inc. and Sterling Fibers, Inc. and, together with two Canadian subsidiaries of Sterling Canada, Inc., are collectively referred to as the "Guarantors." The consolidated financial statements of each of these guarantor subsidiaries have been combined to produce the accompanying financial statements.

     The Guarantors manufacture chemicals for use primarily in the pulp and paper industry at four plants in Canada and a plant in Valdosta, Georgia and manufacture acrylic fibers at a plant in Santa Rosa County, Florida. Sodium chlorate is produced at the four plants in Canada and the Valdosta plant. Sodium chlorite is produced at one of the Canadian locations. The Guarantors also license, engineer and oversee construction of large-scale chlorine dioxide generators, which convert sodium chlorate into chlorine dioxide, for the pulp and paper industry. The Guarantors produce regular textiles, specialty textiles and technical fibers at the Santa Rosa plant, as well as licensing their acrylic fibers manufacturing technology to producers worldwide. In fiscal 2001, they withdrew from the traditional commodity textile business and significantly reduced their operations and staffing at their acrylic fibers plant in Santa Rosa, Florida. The Guarantors continue to produce specialty textile fibers and technical fibers at this facility.

  CHAPTER 11 PROCEEDINGS

     The accompanying combined financial statements have been prepared on the going concern basis of accounting, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the ordinary course of business. On July 16, 2001 (the "Petition Date"), Holdings, Chemicals and all of the Guarantors, except for the two Canadian subsidiaries of Sterling Canada, Inc., (collectively the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") and began operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. The accompanying combined financial statements have been presented in conformity with the AICPA's Statement of Position 90-7 "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused the Debtors' export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. Chapter 11 is designed to permit debtors to preserve cash and to give debtors the opportunity to restructure their debt. During the pendency of the Chapter 11 cases, with approval of the Bankruptcy Court, the Debtors assumed favorable pre-petition contracts and leases, rejected unfavorable pre-petition contracts and leases

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

and entered into purchase and sale agreements to otherwise dispose of assets. Most of these actions will be consummated on the effective date of Debtors' the plan of reorganization (the "Plan").

     The consummation of the Plan is the primary objective of the Debtors. On May 14, 2002, the Debtors filed the Plan with the Bankruptcy Court, along with an accompanying Disclosure Statement. As a result of negotiations among the key creditor constituencies in the Chapter 11 cases, including Resurgence Asset Management, L.L.C. ("Resurgence"), the single largest unsecured creditor and a proposed equity investor in the reorganized company, a revised Plan and Disclosure Statement were filed with the Bankruptcy Court on September 13, 2002. The Plan and the Disclosure Statement were further revised on October 7, 2002 and October 11, 2002, in connection with the hearing in the Bankruptcy Court to consider the adequacy of the Disclosure Statement. On October 11, 2002, the Bankruptcy Court issued an order approving the Disclosure Statement and authorizing the Debtors to commence the process of soliciting votes to accept or reject the Plan and established a confirmation objection and voting deadline of November 13, 2002. The approval of the Disclosure Statement and the authorization to commence the solicitation of votes was made subject to the conduct of an alternative plan process. As part of that process, alternative plan proposals were required to be submitted by no later than October 28, 2002. However, no such proposals were received by the deadline. The Plan was approved by a large percentage of the votes cast and, on November 20, 2002, the Plan was confirmed by the Bankruptcy Court.

     The Plan provides for the sale of the Debtors' pulp chemicals business to Superior Propane Inc. ("Superior"), for the transfer of the Debtors' acrylic fibers business pursuant to a management buyout for little or no consideration, effective upon consummation of the plan, and for the continuation of the Debtors' core petrochemicals business, as restructured under the Plan. The Debtors' pulp chemicals and acrylic fiber businesses represent substantially all of the Guarantors' operations. A portion of the net proceeds from the sale of the pulp chemicals business, $80 million, will remain with the Debtors and will be used to fund the Debtors' obligations under the Plan and to support future operations of the restructured petrochemicals business. The remaining net proceeds will be allocated to the holders of the 12 3/8% Notes, who will also receive approximately $93 million in secured notes in satisfaction of their claims. As part of the Plan, on December 6, 2002, Holdings was merged into Chemicals. Holdings' classes of equity interests were cancelled, and the holders of Holdings' 13 1/2% Senior Secured Discount Notes were issued 65,000 shares of new common equity of Chemicals. On the effective date of the Plan, these shares will constitute 1.3% of the common equity interests in Chemicals. Unsecured creditors and stockholders of Holdings will not receive any distribution under the Plan due to their structural subordination and the absence of assets at Holdings. Unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which include holders of Chemicals' 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, will receive a pro rata share of 11.7% of the new Chemicals' shares to be issued pursuant to the Plan, thereby participating in the common equity ownership of the restructured petrochemicals business, along with Resurgence and its affiliated client accounts (the "Investor"). The Investor has agreed to provide equity funding of $30 million in exchange for certain new preferred equity interests in the reorganized company and to underwrite an additional $30 million of equity funding through a rights offering for common equity interests in the reorganized company. All, or a portion of, certain unsecured claims will be paid if contracts associated with these claims are assumed pursuant to the Plan. Following the satisfaction or waiver of certain conditions, we expect the Plan to become effective on or before December 31, 2002, at which time the Debtors will emerge from Chapter 11.

     Chemicals has received an exit financing commitment from The CIT Group/Business Credit, Inc. for a $100 million secured revolving credit facility for the restructured petrochemicals business (the "Revolver").

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Reorganization items reflected in the Statement of Operations for the fiscal years ended September 30, 2002 and 2001 are composed primarily of professional fees directly related to the bankruptcy cases and allocated to the Guarantors by Chemicals.

     Emergence from Chapter 11 in accordance with the Plan is dependent upon several factors, including:

     - consummation of the sale of the Debtors' pulp chemicals business to Superior,

     - transfer of the Debtors' acrylic fibers facility pursuant to a management buyout,

     - receipt of investment funds from Resurgence and

     - finalization of the new secured revolving credit facility.

While there can be no assurances, the Guarantors believe that the Debtors will satisfactorily complete these items and emerge from Chapter 11.

     The ability of the Debtors to continue as a going concern is dependent upon the Debtors' emergence from Chapter 11 with the capital structure contemplated under the Plan. As the Debtors' can give no assurance that they will accomplish any of the foregoing, there is substantial doubt about Chemicals' and the Debtors' ability to continue as a going concern. The accompanying financial statements do not purport to reflect or provide for the consequence of the bankruptcy proceedings and do not include any adjustments that might result from the outcome of the going concern uncertainty.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies of the Guarantors are described below.

  PRINCIPLES OF COMBINATION

     The combined financial statements include the accounts of all wholly-owned and majority-owned subsidiaries of the combined entities. All significant intercompany accounts and transactions among entities included in the combined financial statements have been eliminated. The Guarantors' investment in a cogeneration joint venture in which the Guarantors have a fifty-percent interest is accounted for under the equity method.

  CASH AND CASH EQUIVALENTS

     The Guarantors consider all investments with a remaining maturity of three months or less to be cash equivalents.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies which are valued at average cost.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. Major planned maintenance expenses are accrued for during the periods prior to the maintenance, while routine repair and maintenance expenses are charged to operations as incurred. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

estimated useful lives ranging from 5 to 25 years, with the predominant life of the plant and equipment being 15 years.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Impairment tests of long-lived assets are made when conditions indicate their carrying cost may not be recoverable. Such impairment tests are based on a comparison of undiscounted future cash flows or the market value of similar assets to the carrying cost of the asset. If an impairment is indicated, the asset value is written down to its estimated fair value. During fiscal 2002 and fiscal 2001, the Guarantors incurred impairment losses of $4.4 million and $60.0 million, respectively, related to their acrylic fibers business.

  PATENTS AND ROYALTIES

     The costs of patents are amortized on a straight-line basis over their estimated useful lives, which approximate ten years. The Guarantors capitalized the value of their chlorine dioxide generator technology acquired in fiscal 1992 based on the net present value of all estimated remaining royalty payments associated with this technology. The resulting intangible amount is included in other assets and is amortized over an average life for these royalty payments of ten years.

  INCOME TAXES

     The Guarantors are included in the consolidated United States federal income tax returns filed by Holdings. The Guarantors' provision for U.S. income taxes has been allocated by Holdings as if the Guarantors filed their annual tax returns on a separate return basis. The Guarantors' Canadian subsidiaries file separate federal Canadian tax returns, as well as returns in the provinces in which they operate. Deferred income taxes are recorded to reflect the tax effect of the temporary differences between the financial reporting basis and the tax basis of the Guarantors' assets and liabilities.

  REVENUE RECOGNITION

     The Guarantors generate revenues through sales in the open market and long-term supply contracts and recognize these revenues as the products are shipped. Deferred credits are amortized over the life of the contracts which gave rise to them. The Guarantors also generate revenues from the construction and sale of chlorine dioxide generators, which are recognized using the percentage of completion method. The Guarantors also receive prepaid royalties, which are typically recognized over a period of ten years. In addition, the Guarantors generate revenues from the sale of acrylic fibers manufacturing technology to producers worldwide, which are recognized when earned. The Guarantors classify shipping and handling costs associated with product delivered to customers as costs of goods sold.

  FOREIGN CURRENCY TRANSLATION AND FOREIGN EXCHANGE

     The Canadian companies included in the combined financial statements of the Guarantors use the Canadian dollar as the functional currency. For financial reporting purposes, assets and liabilities of these companies denominated in Canadian dollars are translated into United States dollars at year-end exchange rates and revenues and expenses are translated at the average monthly exchange rates. Translation adjustments are included in accumulated other comprehensive income, while transaction gains and losses are included in operations when incurred.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  EARNINGS PER SHARE

     All issued and outstanding shares of the entities included in Guarantors' financial statements are held directly or indirectly by Chemicals and Holdings and, accordingly, earnings per share information is not presented.

  ENVIRONMENTAL COSTS

     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the relevant assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.

  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In preparing disclosures about the fair value of financial instruments, the Guarantors have assumed that the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities due to the short maturities of those instruments. The fair values of long-term debt instruments allocated to the Guarantors by Chemicals are estimated based upon quoted market values (if applicable) or on the current interest rates available for debt with similar terms and remaining maturities. The fair value of pre-petition liabilities subject to compromise and pre-petition liabilities not subject to compromise is not possible to determine given the uncertainty of the impact of the bankruptcy proceedings. Considerable judgment is required in developing these estimates and, accordingly, no assurance can be given that the estimated values presented herein are indicative of the amounts that would be realized in a free market exchange.

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include impairment of long-lived assets, allowance for doubtful accounts, inventories, environmental reserves, litigation contingencies and provision for taxes. Actual results could differ from these estimates.

  ALLOCATIONS

     The Guarantors are directly or indirectly wholly-owned by Chemicals, which incurs certain direct and indirect expenses for the benefit and support of the Guarantors. These services include, among others, tax planning, treasury, legal, risk management and the maintenance of insurance coverage for the Guarantors. Chemicals allocated $2.2 million, $2.9 million and $4.9 million of such expenses to the Guarantors in fiscal years 2002, 2001 and 2000, respectively, which are included in selling, general and administrative expenses. Additionally, Chemicals allocated $6.0 million and $1.8 million of reorganization items during fiscal 2002 and fiscal 2001, respectively. Allocations are based on the Guarantors' proportionate share of the respective amounts and are determined using various criteria including headcount, payroll, number of vehicles, amount of pre-petition liabilities and revenue.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Guarantors do not believe that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant impact on their financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Guarantors do not believe that the adoption of SFAS No. 143 will have a significant impact on their financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 is not expected to have a significant impact on the Guarantors' financial statements.

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates Statement No. 4 and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30. SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of SFAS No. 4 apply to fiscal years beginning after May 15, 2002. The provisions of this Statement related to SFAS No. 13 apply to transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not, nor is it expected to, have a significant impact on the Guarantor's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Guarantors have not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on their financial position or results of operations.

  RECLASSIFICATION

     Certain amounts reported in the financial statements for prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholder's equity (deficiency in assets).

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

3.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Inventories:
  Finished products.........................................  $   8,768    $  11,308
  Raw materials.............................................      1,531        1,634
                                                              ---------    ---------
Inventories at cost.........................................     10,299       12,942
  Inventories under exchange agreements.....................        (63)          80
  Stores and supplies.......................................      5,171        4,987
                                                              ---------    ---------
                                                              $  15,407    $  18,009
                                                              =========    =========
Property, plant and equipment:
  Land......................................................  $   1,355    $   2,705
  Buildings.................................................    106,457       35,004
  Plant and equipment.......................................    169,299      246,719
  Construction in progress..................................      6,561        1,271
                                                              ---------    ---------
  Property, plant and equipment at cost.....................    283,672      285,699
  Less: accumulated depreciation............................   (180,799)    (168,971)
                                                              ---------    ---------
                                                              $ 102,873    $ 116,728
                                                              =========    =========
Other assets, net:
  Patents and technology, net...............................  $      --    $   9,271
  Investment in Joint Venture...............................      5,379        4,955
  Debt issue costs..........................................      3,181        4,015
  Other.....................................................      2,033          880
                                                              ---------    ---------
                                                              $  10,593    $  19,121
                                                              =========    =========
Accrued liabilities:
  Accrued compensation......................................  $   1,559    $     614
  Accrued interest..........................................         --          136
  Other.....................................................      4,713        5,194
                                                              ---------    ---------
                                                              $   6,272    $   5,944
                                                              =========    =========

4.  PRE-PETITION LIABILITIES

  LIABILITIES SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims or other events, including the reconciliation of claims filed with the bankruptcy court to amounts recorded in the accompanying consolidated financial statements. Additional pre-petition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, all pre-

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

petition claims subject to compromise may be paid and discharged at amounts substantially less than their allowed amounts.

     Recorded liabilities subject to compromise under Chapter 11 proceedings as of September 30, 2002 and 2001, consisted of the following:

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2002            2001
                                                              -------------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Trade accounts payable......................................    $  4,250        $  5,015
Accrued interest............................................       8,538           8,538
Allocated debt from Chemicals(1)
  11 1/4% Notes.............................................      72,415          72,415
  11 3/4% Notes.............................................     146,932         146,932
Other.......................................................       1,241             672
                                                                --------        --------
Total liabilities subject to compromise.....................    $233,376        $233,572
                                                                ========        ========

---------------

(1) Debt liabilities are presented net of allocated unamortized debt issue costs of $4.0 million as of September 30, 2002 and 2001.

     As a result of the bankruptcy filing, principal and interest payments may not be made on pre-petition debt without Bankruptcy Court approval or until a plan of reorganization defining the repayment terms has been confirmed. The total interest on pre-petition debt that was not paid or charged to earnings was $7.0 million for the period from July 16, 2001 to September 30, 2001 and $34.5 million for fiscal 2002. Such interest is not being accrued since management believes it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured or undersecured claims.

  LIABILITIES NOT SUBJECT TO COMPROMISE

     The principal categories of claims classified as liabilities not subject to compromise under reorganization proceedings are identified below. The Guarantors believe all amounts below are fully secured liabilities that are not expected to be compromised.

     Recorded liabilities not subject to compromise under Chapter 11 proceedings as of September 30, 2002 and 2001, consisted of the following:

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2002            2001
                                                             -------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Allocated 12 3/8% Notes from Chemicals.....................    $128,025        $128,025
Accrued interest on 12 3/8% Notes..........................      29,245          11,310
Employee benefits..........................................          --             237
                                                               --------        --------
Total liabilities not subject to compromise................    $157,270        $139,572
                                                               ========        ========

5.  LONG-TERM DEBT

     This note contains information regarding debt of the Guarantors as of September 30, 2002 and 2001. As a result of the filing of the Chapter 11 cases previously described, no payments have been made by the Debtors on pre-petition debt.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Upon the filing of the Chapter 11 cases by the Debtors, an Event of Default occurred under the Prior Credit Agreement (as defined below) and each of the indentures governing outstanding notes of Chemicals and Holdings and all of this indebtedness was accelerated and became immediately due and payable. The Prior Revolvers (as defined below) were completely paid off with the proceeds of the initial draw under the DIP Financing (as defined below). However, the Debtors may pay the indebtedness under the indentures only pursuant to a confirmed plan of reorganization or order of the Bankruptcy Court. During the pendency of the Chapter 11 cases, the Debtors will not, for the most part, be subject to the restrictions contained in the Prior Credit Agreement or any of the indentures. However, the Debtors and the Guarantors will be subject to the restrictions contained in the DIP Financing and Sterling Pulp Chemicals, Ltd. ("Sterling Pulp"), one of the Canadian companies included in the combined financial statements of the Guarantors, will be subject to the restrictions obtained in the Canadian Financing Agreement (as defined below).

     Effective July 19, 2001, the Debtors (excluding Holdings) entered into a Revolving Credit Agreement with a group of lenders led by The CIT Group/Business Credit, Inc. to provide up to $195 million in debtor-in-possession financing (the "DIP Financing"). By interim order dated July 18, 2001 and final order dated September 14, 2001, the Bankruptcy Court approved up to $155 million in lending commitments under the DIP Financing (the "Base Facility"), which was later increased to $195 million through the entry of a priming order by the Bankruptcy Court on November 2, 2001 (the "Priming Facility"). In separate actions, the indenture trustee for the 12 3/8% Notes appealed both the final order for the Base Facility and the priming order for the Priming Facility to the United States District Court. After numerous proceedings before the United States District Court and the Bankruptcy Court, the United States District Court ultimately upheld the final order for the Base Facility in its original form and upheld the priming order for the Priming Facility in a modified form. The indenture trustee appealed these decisions by the United States District Court to the United States Court of Appeals for the 5th Circuit. The 5th Circuit consolidated all of the pending appeals and, by agreement of the indenture trustee, the consolidated appeal is being held in abeyance pending the effectiveness of the Plan. Under the Plan, the indenture trustee will file a voluntary dismissal of the consolidated appeal upon the effectiveness of the Plan. In the event that the Plan does not become effective on or before January 1, 2003, the indenture trustee will be then be free to further pursue the consolidated appeal if it so desires.

     Under the DIP Financing, the Debtors (excluding Holdings) are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Base Facility consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - first priority liens on all of the capital stock of the co-borrowers (other than Chemicals), all of our U.S. production facilities and related assets and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - second priority liens on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 65% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

     - an $85 million current assets revolving credit facility secured by:

      - a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers;

      - a second priority lien on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

      - third priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (other than Chemicals) and all of our U.S. production facilities and related assets.

     Upon entry of the priming order, the maximum availability under the current assets revolving credit facility was increased to $125 million. The monthly borrowing base was revised to consist of 85% of eligible accounts receivable, the lesser of $10 million or 33% of specified estimated future royalty payments related to the Debtors' chlorine dioxide generator technology and 65% of eligible inventory, with an inventory cap of $62.5 million, and the amount by which the borrowing base for the current assets revolver was required to exceed outstanding borrowing was changed to $6 million. During October 2002, an amendment to the DIP Financing was effected, resulting in abolishment of the minimum EBITDA covenant unless excess availability (as defined in the amendment) falls below $25.0 million. In addition, the amount by which the borrowing base for the current assets revolver must exceed borrowings was increased to $12 million at all times.

     If the priming order remains effective and the total commitments under the current assets revolver are increased to $125 million, the incremental $40 million is secured by first priority liens on all of our U.S. production facilities and related assets and all of the capital stock of the co-borrowers (other than Chemicals) to secure up to $40 million under the current assets revolver, as well as all of the same collateral securing the initial $85 million current assets revolver. Consequently, after giving effect to the priming order, the DIP Financing consists of:

     - a $70 million fixed assets revolving credit facility secured by:

      - second priority liens on all of our U.S. production facilities and related assets, all of the capital stock of the co-borrowers (other than Chemicals), all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States; and

      - a third priority lien on the remaining 65% of that stock; and

     - a $125 million current assets revolving credit facility:

      - $40 million of which is secured by first priority liens on all of our U.S. production facilities and related assets, all of the capital stock of the co-borrowers (other than Chemicals) and 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and a second priority lien on the remaining 65% of that stock; and

      - all of which is secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the other co-borrowers, third priority liens on 35% of the capital stock of certain of our subsidiaries incorporated outside the United States and fourth priority liens on the remaining 65% of that stock, all of the capital stock of the co-borrowers (other than Chemicals) and all of our U.S. production facilities and related assets.

     Borrowings under the fixed assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the "LIBOR Rate" (as defined in the DIP Financing) plus 3.75% or the "Alternate Base Rate" (as defined in the DIP Financing) plus 2.25%. Borrowings under the current assets revolving credit facility bear interest, at Chemicals' option, at an annual rate of either the LIBOR Rate plus 3.50% or the Alternate Base Rate plus 2.00%. At September 30, 2002, the weighted-average interest rate in effect was 6.0%. The DIP Financing also requires Chemicals and the co-borrowers to pay an aggregate commitment fee ranging from 0.75% to 1.25% on the unused portion of the commitment for the fixed assets revolving credit facility, depending on the amount drawn, and an aggregate commitment fee of 0.5% on the unused portion of the commitment for the current assets revolving credit facility.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 2002, the total credit available to the Debtors under the DIP Financing was $139.1 million due to the current assets revolver portion of the DIP Financing borrowing base limitations discussed above. At September 30, 2002, $57.2 million was drawn under the fixed assets revolver portion of the DIP Financing and there were no borrowings outstanding under the current assets revolver. In addition, approximately $3.6 million of letters of credit were outstanding under the current assets revolver, leaving at September 30, 2002, unused borrowing capacity under the DIP Financing of approximately $78.3 million. None of these borrowings were allocated to the Guarantors.

     As of July 11, 2001, Sterling Pulp entered into a financing agreement with CIT Business Credit Canada, Inc. ("CIT Canada") to provide up to the Canadian dollar equivalent of U.S. $30 million (the "Canadian Financing Agreement"). The initial advance under this facility, approximately U.S. $20 million, was used by Sterling Pulp to discharge a portion of an intercompany debt and was ultimately transferred to the Debtors through an intercompany loan. The intercompany loan was approved by the Bankruptcy Court's interim order entered on July 18, 2001 and final order entered on September 14, 2001, which is a subject of the appeal of the final order discussed above. Under the Plan, the intercompany loan will be extinguished upon the Debtor's emergence from Chapter 11. The initial term of the Canadian Financing Agreement extends to July 2004. CIT Canada has been notified of the expected termination of the Canadian Financing Agreement concurrent with the sale of the pulp chemicals business to Superior. All outstanding balances under the Canadian Financing Agreement will be paid from the proceeds of the sale. Due to the Chapter 11 filings and the impact of certain provisions in the DIP Financing, a cash management order entered by the Bankruptcy Court and the Canadian Financing Agreement, the Debtors are now subject to certain restrictions pertaining to their ability to transfer cash and other assets between the Debtors and their non-debtors subsidiaries.

     At September 30, 2002, $5.2 million was drawn under the Canadian Financing Agreement. Borrowings under the Canadian Financing Agreement bear interest at the CIBC Bank Rate (as defined in the Canadian Financing Agreement) plus between 2.0% and 2.5%, or at the LIBOR Rate plus 3.5%.

     The DIP Financing and the Canadian Financing Agreement contain numerous covenants, including, but not limited to, restrictions on the Debtors' ability to incur indebtedness, create liens and sell assets, as well as maintenance of certain financial covenants.

     In August 1996, in connection with a recapitalization transaction, Chemicals allocated $276.8 million of debt to the Guarantors. In addition, $81 million of debt incurred at the time Chemicals acquired its acrylic fibers business was allocated to the Guarantors. Principal payments are allocated to the Guarantors by Chemicals as scheduled principal payments are made on a basis consistent with the original allocation. In addition, the Guarantors have made payments to Chemicals, from time to time, out of available cash which were applied by Chemicals as a reduction of the principal of the previously allocated debt. Interest expense is allocated to the Guarantors based on the terms of Chemicals' debt agreements. At September 30, 2002, interest rates on the allocated debt ranged from 11.25% to 12.375%. Debt issue costs relating to long-term debt were allocated to the Guarantors by Chemicals on a basis consistent with long-term debt are included in other assets. Debt issue costs relating to debt not subject to compromise are included in other assets. Debt issue costs relating to debt that is subject to compromise are reflected as a valuation against pre-petition liabilities -- subject to compromise.

     On July 23, 1999, Chemicals completed a private offering of $295,000,000 of its 12 3/8% Senior Secured Notes due 2006 which were subsequently exchanged for the 12 3/8% Notes. The 12 3/8% Notes are guaranteed by all of the Guarantors (other than the two Canadian subsidiaries of Sterling Canada, Inc.) on a joint and several basis. Each guarantee ranks equally in right of payment with all of the relevant Guarantor's existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. However, the 12 3/8% Notes and the guarantees are subordinated to the

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

extent of the collateral securing the DIP Financing. Prior to the entry by the Bankruptcy Court of the priming order, the 12 3/8% Notes and the guarantees were secured by;

     - a second priority lien on all of Chemicals' and the Guarantors' United States production facilities and related assets;

     - a second priority pledge of all of the capital stock of each Guarantor incorporated in the United States; and

     - a first priority pledge of 65% of the stock of certain of the Guarantors' subsidiaries incorporated outside of the United States.

     As a result of the priming order, the second priority liens held by the 12 3/8% Notes on all of the Guarantors' United States production facilities and related assets and the capital stock of each Guarantor became third priority liens. The priming order did not affect the priority of the pledge held by the 12 3/8% notes of 65% of the stock of certain of the Guarantors' subsidiaries incorporated outside of the United States. As discussed above, the Guarantors anticipate that the priming order will be appealed by the indenture trustee for the 12 3/8% Notes. The proceeds of the offering of the 12 3/8% Notes were used to fully repay and terminate Chemicals' three outstanding term loans. Upon consummation of the offering of the 12 3/8% Notes in 1999, the debt allocated to the Guarantors by Chemicals increased to $351.3 million.

     On July 23, 1999, Chemicals also established two secured revolving credit facilities providing for up to $155,000,000 in revolving credit loans (the "Prior Revolvers") under a single Revolving Credit Agreement (the "Prior Credit Agreement"). Under the Prior Credit Agreement, Chemicals and the Guarantors (other than the two Canadian subsidiaries of Sterling Canada, Inc.) were co-borrowers and were jointly and severally liable for any indebtedness thereunder. The Prior Revolvers consisted of (i) an $85,000,000 revolving credit facility secured by a first priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the Guarantors incorporated in the United States and (ii) a $70,000,000 revolving credit facility secured by a first priority lien on all United States production facilities and related assets of Chemicals and the Guarantors incorporated in the United States, all of the capital stock of Chemicals and the Guarantors incorporated in the United States and a second priority lien on all accounts receivable, inventory and other specified assets of Chemicals and the Guarantors incorporated in the United States. At September 30, 2000, approximately $37.2 million was drawn by Chemicals under the Prior Revolvers, none of which was allocated to the Guarantors. As mentioned above, the initial draw under the DIP Financing was used to repay all amounts under the Prior Revolvers.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

6.  CONDENSED COMBINED FINANCIAL STATEMENTS OF ENTITIES IN BANKRUPTCY

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                  CONDENSED COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                            YEAR ENDED SEPTEMBER 30, 2002
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
Revenues....................................     $ 77,821         $134,551         $(3,191)     $209,181
Cost of goods sold..........................       67,297          108,126          (3,191)      172,232
                                                 --------         --------         -------      --------
Gross profit................................       10,524           26,425              --        36,949
Selling, general and administrative
  expenses..................................        4,870            6,406              --        11,276
Impairment of assets........................        4,444               --              --         4,444
Reorganization items........................        5,958               --              --         5,958
Interest and debt related expenses, net.....       19,742            1,166              --        20,908
                                                 --------         --------         -------      --------
Income (loss) before income taxes...........      (24,490)          18,853              --        (5,637)
Equity in earnings of joint venture, net of
  tax.......................................       (2,809)              --              --        (2,809)
Provision for income taxes..................        4,212            7,511              --        11,723
                                                 --------         --------         -------      --------
Net income (loss)...........................     $(25,893)        $ 11,342         $    --      $(14,551)
                                                 ========         ========         =======      ========

                                                            YEAR ENDED SEPTEMBER 30, 2001
                                              ----------------------------------------------------------
                                               ENTITIES IN     ENTITIES NOT IN
                                              REORGANIZATION   REORGANIZATION                   COMBINED
                                               PROCEEDINGS       PROCEEDINGS     ELIMINATIONS    TOTALS
                                              --------------   ---------------   ------------   --------
Revenues....................................     $109,879         $134,989         $(3,594)     $241,274
Cost of goods sold..........................      105,005          112,602          (3,594)      214,013
                                                 --------         --------         -------      --------
Gross profit................................        4,874           22,387              --        27,261
Selling, general and administrative
  expenses..................................        6,434            5,962              --        12,396
Other expense...............................          977               --              --           977
Reorganization items........................        1,789               --              --         1,789
Interest and debt related expenses, net.....       38,291              361              --        38,652
                                                 --------         --------         -------      --------
Income (loss) before income taxes...........      (42,617)          16,064              --       (26,553)
Equity in earnings of joint venture, net of
  tax.......................................         (847)              --              --          (847)
Provision for income taxes..................       14,600            4,975              --        19,575
                                                 --------         --------         -------      --------
Net income (loss)...........................     $(56,370)        $ 11,089         $    --      $(45,281)
                                                 ========         ========         =======      ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                       CONDENSED COMBINED BALANCE SHEETS

                                                                SEPTEMBER 30, 2002
                                         -----------------------------------------------------------------
                                          ENTITIES IN     ENTITIES NOT IN
                                         REORGANIZATION   REORGANIZATION
                                          PROCEEDINGS       PROCEEDINGS     ELIMINATIONS   COMBINED TOTALS
                                         --------------   ---------------   ------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
                                                  ASSETS
Cash and cash equivalents..............    $     192         $  3,572         $     --        $  3,764
Accounts receivable, net...............        7,544           24,658           (4,389)         27,813
Inventories, net.......................        9,851            5,556               --          15,407
Prepaid expenses.......................          152            1,194               --           1,346
Property, plant and equipment, net.....       43,501           59,372               --         102,873
Other assets, net......................      208,583           22,231          (19,409)        211,405
                                           ---------         --------         --------        --------
  Total Assets.........................    $ 269,823         $116,583         $(23,798)       $362,608
                                           =========         ========         ========        ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities....................    $   7,397         $ 26,346         $ (4,389)       $ 29,354
Pre-petition liabilities subject to
  compromise...........................      233,376               --               --         233,376
Pre-petition liabilities not subject to
  compromise...........................      157,270               --               --         157,270
Long-term debt.........................       19,409            1,164          (19,409)          1,164
Non-current liabilities................        7,053           12,738               --          19,791
Stockholder's Equity (deficiency in
  assets)..............................     (154,682)          76,335               --         (78,347)
                                           ---------         --------         --------        --------
Total Liabilities and Stockholder's
  Equity (Deficiency in Assets)........    $ 269,823         $116,583         $(23,798)       $362,608
                                           =========         ========         ========        ========

                                                                SEPTEMBER 30, 2001
                                         -----------------------------------------------------------------
                                          ENTITIES IN     ENTITIES NOT IN
                                         REORGANIZATION   REORGANIZATION
                                          PROCEEDINGS       PROCEEDINGS     ELIMINATIONS   COMBINED TOTALS
                                         --------------   ---------------   ------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
                                                  ASSETS
Cash and cash equivalents..............    $   1,382         $     14         $     --        $  1,396
Accounts receivable, net...............       17,092           22,359           (3,079)         36,372
Inventories, net.......................       10,575            7,434               --          18,009
Prepaid expenses.......................           --              604               --             604
Property, plant and equipment, net.....       53,967           62,761               --         116,728
Other assets, net......................      199,717           22,211          (19,409)        202,519
                                           ---------         --------         --------        --------
  Total Assets.........................    $ 282,733         $115,383         $(22,488)       $375,628
                                           =========         ========         ========        ========

                       LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS)
Current liabilities....................    $   9,422         $ 17,642         $ (3,079)       $ 23,985
Pre-petition liabilities subject to
  compromise...........................      233,572               --               --         233,572
Pre-petition liabilities not subject to
  compromise...........................      139,572               --               --         139,572
Long-term debt.........................       19,409           18,797          (19,409)         18,797
Non-current liabilities................        8,144           13,353               --          21,497
Stockholder's Equity (deficiency in
  assets)..............................     (127,386)          65,591               --         (61,795)
                                           ---------         --------         --------        --------
Total Liabilities and Stockholder's
  Equity (Deficiency in Assets)........    $ 282,733         $115,383         $(22,488)       $375,628
                                           =========         ========         ========        ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED SEPTEMBER 30, 2002
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $  (408)         $ 24,266       $ 23,858
Cash used in investing activities:
  Capital expenditures.................................        (813)           (5,697)        (6,510)
Cash flows used in financing activities:
  Payments on Canadian Financing Agreement.............          31           (14,800)       (14,769)
  Debt issuance costs..................................          --              (206)          (206)
                                                            -------          --------       --------
Net cash used in financing activities..................          31           (15,006)       (14,975)
Effect of exchange rate changes on cash................          --                (5)            (5)
                                                            -------          --------       --------
Net increase (decrease) in cash and cash equivalents...      (1,190)            3,558          2,368
Cash and cash equivalents at:
  Beginning of year....................................       1,382                14          1,396
                                                            -------          --------       --------
  End of year..........................................     $   192          $  3,572       $  3,764
                                                            =======          ========       ========

                                                                YEAR ENDED SEPTEMBER 30, 2001
                                                         -------------------------------------------
                                                          ENTITIES IN     ENTITIES NOT IN
                                                         REORGANIZATION   REORGANIZATION    COMBINED
                                                          PROCEEDINGS       PROCEEDINGS      TOTALS
                                                         --------------   ---------------   --------
                                                                   (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities....     $(24,084)        $ 12,317       $(11,767)
Cash flows from investing activities:
  Capital expenditures.................................       (1,120)          (5,127)        (6,247)
  Intercompany investing activity......................        6,764           (6,764)            --
                                                            --------         --------       --------
Net cash provided by (used in) investing activities....        5,644          (11,891)        (6,247)
Cash flows from financing activities:
  Borrowings under Canadian Financing Agreement........           --           20,003         20,003
  Debt issuance costs..................................           --           (1,112)        (1,112)
  Intercompany loan activity...........................       19,409          (19,409)            --
                                                            --------         --------       --------
Net cash provided by (used in) financing activities....       19,409             (518)        18,891
                                                            --------         --------       --------
Effect of exchange rate changes on cash................           --               20             20
                                                            --------         --------       --------
Net increase (decrease) in cash and cash equivalents...          969              (72)           897
Cash and cash equivalents at:
  Beginning of year....................................          413               86            499
                                                            --------         --------       --------
  End of year..........................................     $  1,382         $     14       $  1,396
                                                            ========         ========       ========

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The Guarantors are included in the consolidated federal United States tax return filed by Holdings. The Guarantors' provision (benefit) for United States income taxes has been allocated as if the Guarantors filed their annual federal United States tax returns on a separate return basis. As of September 30, 2002 and 2001, there were no deferred income tax assets included in Due from Affiliates. For the years ended September 30, 2002, 2001 and 2000, the Guarantors recorded $5.7 million, $14.6 million and zero, respectively, of United States income tax expense (benefit) in the provision (benefit) for income taxes.

     Canadian deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and the financial reporting amounts at each year-end.

     A reconciliation of the Canadian income taxes to the Canadian effective tax provision follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Provision for federal income tax at the statutory rate.....  $4,273   $3,713   $2,308
Provincial income taxes at the statutory rate..............   2,251    2,072    1,114
Federal and provincial manufacturing and processing tax
  credits..................................................    (264)    (810)    (476)
                                                             ------   ------   ------
Total Canadian tax provision...............................  $6,260   $4,975   $2,946
                                                             ======   ======   ======

     The provision for Canadian income taxes is composed of the following:

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                              (DOLLARS IN THOUSANDS)
Current federal............................................  $4,712   $2,135   $1,107
Deferred federal...........................................    (703)     768      725
Current provincial.........................................   2,630    1,640      611
Deferred provincial........................................    (379)     432      503
                                                             ------   ------   ------
Total Canadian tax provision...............................  $6,260   $4,975   $2,946
                                                             ======   ======   ======

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of the Guarantors' Canadian deferred income tax assets and liabilities are summarized below:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2002         2001
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Accrued liabilities.......................................   $   136     $    452
  Accrued postretirement cost...............................     1,418        1,522
  Investment tax credits....................................        --          115
                                                               -------     --------
                                                                 1,554        2,089
                                                               -------     --------
Deferred tax liabilities:
  Property, plant and equipment.............................    (9,718)     (11,260)
  Other.....................................................      (249)          --
                                                               -------     --------
                                                                (9,967)     (11,260)
                                                               -------     --------
  Net deferred tax liabilities..............................   $(8,413)    $ (9,171)
                                                               =======     ========

8.  EMPLOYEE BENEFITS

     The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including employee wages and salaries, benefits and other employee obligations. Employee interests in their qualified retirement benefit plans and their savings and investment plan are held in trust and protected by law.

     The Guarantors' United States employees participate in various employee benefit plans of Chemicals. Costs, assets and liabilities associated with United States employees participating in these various plans are allocated to the Guarantors by Chemicals based on the number of employees. In addition, the Guarantors sponsor various employee benefit plans in Canada.

  RETIREMENT BENEFIT PLANS

     Chemicals has non-contributory pension plans in the United States which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees' pay near retirement. Chemicals' funding policy is consistent with the funding requirements of federal law and regulations. Plan assets consist principally of common stocks and government and corporate securities. The liability relating to United States employees allocated to the Guarantors by Chemicals for the retirement benefit plans and included in Due from Affiliates was $3.7 million and $4.0 million at September 30, 2002 and 2001, respectively. The total pension expense (gain) relating to United States employees allocated to the Guarantors was $(0.3) million, $0.6 million and $1.2 million for the years ended September 30, 2002, 2001 and 2000, respectively. During fiscal 2001, the Guarantors recorded a curtailment gain of $2.0 million due to their staffing reductions at their acrylic fibers plant associated with them significantly reducing those operations.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     The Guarantors have employer and employee contributory plans in Canada which cover all salaried and wage employees. Information for Canadian benefit plans concerning the pension obligation, plan assets, amounts recognized in the Guarantors' financial statements and underlying actuarial assumptions is stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $19,470      $17,608
  Currency rate conversion..................................       430         (855)
  Service cost..............................................       863          713
  Interest cost.............................................     1,491        1,293
  Plan amendments...........................................        --          196
  Actuarial loss (gain).....................................      (257)         985
  Benefits paid.............................................      (486)        (470)
                                                               -------      -------
  Benefit obligation at end of year.........................   $21,511      $19,470
                                                               =======      =======
Change in plan assets:
  Fair value at beginning of year...........................   $14,856      $17,817
  Currency rate conversion..................................        59         (865)
  Actual return on plan assets..............................      (475)      (2,348)
  Employer contributions....................................     1,394          722
  Benefits paid.............................................      (486)        (470)
                                                               -------      -------
  Fair value at end of year.................................   $15,348      $14,856
                                                               =======      =======
Development of net amount recognized:
  Funded status.............................................   $(6,163)     $(4,614)
  Supplemental retirement plan..............................      (418)          --
  Unrecognized cost:
     Actuarial loss (gain)..................................     5,082        3,449
     Prior service cost.....................................       412          453
                                                               -------      -------
  Net amount recognized.....................................   $(1,087)     $  (712)
                                                               =======      =======
Amounts recognized in the statement of financial position:
  Prepaid pension cost......................................   $   116      $   170
  Accrued pension cost......................................    (1,395)        (882)
  Accumulated other comprehensive income....................       192           --
                                                               -------      -------
  Net amount recognized.....................................   $(1,087)     $  (712)
                                                               =======      =======

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Net periodic pension costs for the Canadian pension plan consist of the following components:

                                                                 SEPTEMBER 30,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Components of net pension costs:
  Service cost-benefits earned during the year..........  $   863   $   713   $   716
  Interest on prior year's projected benefit
     obligation.........................................    1,491     1,293     1,240
  Expected return on plan assets........................   (1,369)   (1,281)   (1,144)
  Net amortization:
     Actuarial loss (gain)..............................      240       (89)       28
     Prior service cost.................................       41        27        (2)
                                                          -------   -------   -------
  Net pension costs.....................................  $ 1,266   $   663   $   838
                                                          =======   =======   =======
Weighted-average assumptions:
  Discount rate.........................................      7.3%      7.3%      7.5%
  Rates of increase in salary compensation level........      5.0%      4.5%      4.5%
  Expected long-term rate of return on plan assets......      8.0%      7.5%      7.5%

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Chemicals and the Guarantors provide certain health care benefits and life insurance benefits for retired employees. Substantially all employees become eligible for these benefits at normal retirement age. The cost of these benefits are accrued during the period in which the employee renders the necessary service.

     Health care benefits are currently provided to employees who retire with ten or more years of service except for Canadian employees covered by collective bargaining agreements. All employees are eligible for postretirement life insurance. Postretirement health care benefits for United States plans are non-contributory. Benefit provisions for most hourly and some salaried employees are subject to collective bargaining. In general, the plans stipulate that retiree health care benefits are paid as covered expenses are incurred. The liability relating to United States employees allocated to the Guarantors by Chemicals for the postretirement benefits other than pensions and included in Due from Affiliates was $7.6 and $7.7 million at September 30, 2002 and 2001, respectively. The total postretirement benefits other than pensions expense
(gain) for United States employees allocated to the Guarantors was $(0.1) million, $0.7 million and $0.7 million for the years ended September 30, 2002, 2001 and 2000, respectively.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     Information for Canadian benefit plans with respect to the plan obligation, the funded status, amounts recognized in the Guarantors' financial statements and underlying actuarial assumptions is stated below.

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...................   $ 5,551      $ 4,751
  Service cost..............................................       119          238
  Interest cost.............................................       192          355
  Actuarial loss (gain).....................................    (2,822)         407
  Benefits paid.............................................       (30)        (200)
                                                               -------      -------
  Benefit obligation at end of year.........................   $ 3,010      $ 5,551
                                                               =======      =======
Development of net amount recognized:
     Funded status..........................................   $(3,010)     $(5,551)
     Currency rate conversion...............................       240          191
Unrecognized cost:
     Actuarial loss (gain)..................................    (2,396)         267
                                                               -------      -------
  Net amount recognized.....................................   $(5,166)     $(5,093)
                                                               =======      =======

     Net periodic plan costs for the Canadian postretirement benefit consist of the following components:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                               2002    2001    2000
                                                              ------   -----   -----
                                                              (DOLLARS IN THOUSANDS)
Components of net plan costs:
  Service cost..............................................  $ 119    $238    $314
  Interest cost.............................................    192     355     329
  Net amortization-actuarial loss...........................   (160)      7      16
                                                              -----    ----    ----
  Net plan costs............................................  $ 151    $600    $659
                                                              =====    ====    ====
Weighted-average assumptions:
  Discount rate.............................................   6.75%   7.25%   7.50%
  Rate of compensation increase.............................   4.00%   4.00%   4.00%

     The weighted average annual assumed health care trend rate is assumed to be 11% for 2002. The rate is assumed to decrease gradually to 6.0% in 2006 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care trend rates would have the following effects:

                                                              1% INCREASE   1% DECREASE
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Effect on total of service and interest cost components.....     $ 15          $ (13)
Effect on post-retirement benefit obligation................      127           (111)

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  SAVINGS AND INVESTMENT PLAN

     Chemicals' Sixth Amended and Restated Savings and Investment Plan covers substantially all United States employees of the Guarantors, including executive officers. This United States Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing the Guarantors to contribute a percentage of such earnings to this Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant's contributions become distributable upon the termination of his or her employment. The Guarantors did not make any contributions to this Plan in fiscal 2000. Beginning October 1, 2000, the Guarantors began matching 50% of a participant's contributions, to the extent such contributions do not exceed 7% of such participant's cash compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.1 million and $0.2 million in fiscal 2002 and fiscal 2001, respectively.

  EMPLOYEE SAVINGS PLAN

     The Guarantors introduced an employee savings plan for all eligible full-time Canadian employees with an effective date of October 1, 2000. Each participant has the option to contribute a percentage of his or her earnings to the Canadian savings plan, with no limit on the maximum percentage contributed. The Guarantors will match 100% of a participant's contributions, to the extent such contributions do not exceed 3.5% of such participant's cash compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.3 million and $0.3 million in fiscal 2002 and fiscal 2001, respectively.

  PROFIT SHARING AND BONUS PLANS

     In January of 1997, the Holdings' Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a profit sharing plan that is designed to benefit all qualified employees and a bonus plan that is designed to provide certain exempt salaried employees of the Guarantors with the opportunity to earn bonuses, depending, among other things, on the annual financial performance of Holdings.

     The Guarantors incurred no expenses for the profit sharing plan or bonus plan in 2002 or 2001. The Guarantors incurred $2.0 million of expenses related to each of the profit sharing plan and bonus plan in fiscal 2000.

9.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Guarantors have entered into various long-term noncancellable operating leases, some of which have been allocated to commonly controlled companies. Future minimum lease commitments at September 30, 2002, are as follows: fiscal 2003 -- $5.9 million; fiscal 2004 -- $5.2 million; fiscal 2005 -- $4.3 million; fiscal 2006 -- $3.1 million; and thereafter -- $4.8 million.

     All of the Debtors' operating leases are in effect in accordance with their terms notwithstanding their Chapter 11 filings, unless otherwise ordered by the Bankruptcy Court. The Bankruptcy Code provides the Debtors with the opportunity to reject any pre-petition leases that are burdensome or assume any pre-petition leases that are favorable or otherwise necessary to their business operations.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  ENVIRONMENTAL AND SAFETY MATTERS

     The Guarantors' operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for the Guarantors' operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of the Guarantors' chemical products and the raw materials used to produce such products and, if so affected, the Guarantors' business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause the Guarantors to incur substantial costs in upgrading or redesigning their facilities and processes, including their waste treatment, storage, disposal and other waste handling practices and equipment.

     The Guarantors conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of their facilities. The Guarantors routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. The Guarantors believe that their procedures for waste handling are consistent with industry standards and applicable requirements. In addition, the Guarantors believe that their operations are consistent with good industry practice. However, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While the Guarantors believe that their business operations and facilities generally are operated in compliance with all applicable environmental, health and safety requirements in all material respects, they cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in the operations and products of the Guarantors, as it is with other companies engaged in similar businesses. In addition, a catastrophic event at any of the Guarantors' facilities could result in the incurrence of liabilities substantially in excess of their insurance coverages.

     A significant ban on all chlorine containing compounds could have a materially adverse effect on the Guarantors' financial condition and results of operations. British Columbia had a regulation in place requiring elimination of the use of all chlorine products, including chlorine dioxide, in the bleaching process by December 31, 2002. However, on July 5, 2002, British Columbia amended the regulation, which now permits a monthly average discharge of 0.6 kg of AOX per air dry metric ton, which is similar to the U.S. Environmental Protection Agency's regulations governing bleach pulp mills.

     The Guarantors operating expenditures for environmental matters, mostly waste management and compliance, were approximately $3.4 million for fiscal 2002 and $3.9 million for fiscal 2001. The Guarantors also spent approximately $.7 million for environmentally related capital projects in fiscal 2002 and $0.6 million for these types of capital projects in fiscal 2001.

     Claims for environmental liabilities arising prior to the Debtors' Chapter 11 filings have been addressed in the Chapter 11 cases. In general, monetary claims relating to remedial actions at off-site locations used for disposal prior to the Chapter 11 filings and penalties resulting from violations of environmental requirements before that time will be treated as general unsecured claims. Actions by governmental authorities to determine liability for and the amount of such penalties will generally not be subject to the automatic stay. The Guarantors will be obliged to comply with environmental requirements in the conduct of their business as a debtor-in-possession, including the potential obligation to conduct

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

remedial actions at facilities they own or operate, regardless of when the contamination at those facilities occurred.

     A settlement agreement entered into by the EPA, the Florida Department of Environmental Protection ("FDEP") and an environmental group potentially applies to the Guarantors' acrylic fibers facility. This settlement agreement imposes a no-migration standard for injection wells in underground drinking water zones without regard to actual risk considerations. The Guarantors and several similarly situated companies have been contesting this settlement. An April 1999 ruling by the United States Court of Appeals for the 11th Circuit may reduce the likelihood that the no-migration rule is enforceable, although the Guarantors can give no assurances in that regard. In the event that the no-migration rule becomes enforceable, the Guarantors may incur material costs in redesigning their wastewater handling systems. However, in September 2000, the Florida Department of Environmental Protection awarded the Guarantors a five-year permit to operate the deepwell injection facilities at their acrylic fibers facilities. Under this permit, the Guarantors were granted an "injection into an aquifer" exemption, subject to monitoring of groundwater. As a result, during the life of this permit, the Guarantors would not be subject to this no-migration rule even if it became enforceable, assuming that this permit is not revised in any material way.

     The Guarantors are presently involved in discussions with the FDEP regarding allegations that past or present waste handling practices at their acrylic fibers facility in Santa Rosa, Florida have adversely affected the water quality of streams on the property. The results of analysis performed by their independent contractors have been submitted to the FDEP for review. As a proactive measure, their acrylic fibers facility made significant reductions in the level of certain spent precipitates disposed of in the existing, on-site landfill. Additionally, their acrylic fibers facility has requested the consolidation of their EPA HISWA permit application and their FDEP RCRA Part B permits which would be administered by the FDEP. At this time the Guarantors do not know the nature and extent of remedial actions, if any, that may ultimately be a required under future permit. As part of the Plan, our acrylic fibers business will be transferred to the existing local management of that business in a management buyout for little or no consideration concurrent with our emergence from Chapter 11.

  LEGAL PROCEEDINGS

     As previously discussed, the Debtors filed petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors, including those Guarantors incorporated in the United States, outside of the Bankruptcy Court. The automatic stay does not apply, however, to governmental authorities exercising their police or regulatory powers, including the application of environmental laws. Claimants against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors may object and seek a determination from the Bankruptcy Court as to the allowability of such claim. Claimants who desire to liquidate their claims in legal proceedings outside of the Bankruptcy Court are required to obtain relief from the automatic stay by order of the Bankruptcy Court. If such relief is granted, the automatic stay remains in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that seek a recovery from assets of the Debtors' estates have been or will be addressed in the Chapter 11 cases and paid only pursuant to the terms of a plan of reorganization.

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

  Other Claims

     The Guarantors are subject to various other claims and legal actions that arise in the ordinary course of their business. The Guarantors believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on their financial position, results of operations or cash flows, although the Guarantors cannot give any assurances to that effect. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the automatic stay, and recoveries sought thereon from assets of the Debtors are required to be dealt with in the Chapter 11 cases.

  PLEDGE OF COMMON STOCK

     In order to secure the repayment of the DIP Financing, the following pledges of stock were made by the holders of that stock:

     - In order to secure the fixed assets revolving credit facility, a first priority pledge of 100% of the common stock of the Guarantors incorporated in the United States and 35% of the common stock of the Guarantors incorporated outside the United States, and a second priority pledge of the remaining 65% of that stock; and

     - In order to secure the current assets revolving credit facility, a third priority pledge of 100% of the common stock of the Guarantors incorporated in the United States and 65% of the common stock of the Guarantors incorporated outside the United States and a second priority pledge of the remaining 35% of that stock; and

     As a result of the priming order, in order to secure the additional $40 million of the current assets revolving credit facility, there is a first priority pledge of 100% of the common stock of the Guarantors incorporated in the United States and 35% of the common stock of the Guarantors incorporated outside the United States, and a second priority pledge of the remaining 65% of that stock, which will result in the lowering by one level of priority of each of the pledges described above.

     In order to secure the repayment of the 12 3/8% Notes, the holders of the following stock initially made a second priority pledge of 100% of the common stock of each of the Guarantors incorporated in the United States and a first priority pledge of 65% of the common stock of each of the Guarantors incorporated outside of the United States. If the priming order remains effective, the priority of the pledge of the common stock of the Guarantors incorporated in the United States will be a third priority pledge.

10.  FINANCIAL INSTRUMENTS

  FOREIGN EXCHANGE

     The Guarantors have previously entered into forward foreign exchange contracts to reduce risk due to Canadian dollar exchange rate movements. The forward foreign exchange contracts had varying maturities with none exceeding 18 months. The Guarantors made net settlements of United States dollars for Canadian dollars at rates agreed to at inception of the contracts. The Guarantors do not engage in currency speculation. The last of the Guarantors' existing forward exchange contracts expired in March 2000, and they do not currently intend to enter into any additional forward exchange contracts.

  ELECTRICITY CONTRACTS

     The Guarantors' Canadian subsidiaries periodically enter fixed price agreements for a portion of their electrical energy requirements. The Guarantors have an agreement relating to the supply of a portion of the electrical energy at one of their Canadian sodium chlorate production facilities. This agreement, which was previously designated as a normal purchase under SFAS No. 133, does not meet the criteria of a

                         STERLING CHEMICALS GUARANTORS
                            (DEBTORS-IN-POSSESSION)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

normal purchase based on guidance issued by the Derivative Implementation Group (the "DIG") and cleared by the Financial Accounting Standards Board in June 2001. All purchases under this agreement, which expires on December 31, 2002, are used in the ordinary course of business; however, effective July 1, 2001, this agreement is required to be marked-to-market. At September 30, 2002 and 2001, the fair value of this agreement was a gain (loss) of approximately $0.2 million and $(1.2) million, respectively, based on estimated market prices and quantities to be delivered.

  CONCENTRATIONS OF RISK

     The Guarantors sell their products primarily to companies involved in the acrylic fibers and pulp and paper manufacturing industries. The Guarantors perform ongoing credit evaluations of their customers and generally do not require collateral for accounts receivable. However, letters of credit are required by the Guarantors on many of their export sales. Historically, the Guarantors' credit losses have been minimal.

     The Guarantors maintain cash deposits with major banks, which from time to time may exceed federally insured limits. The Guarantors periodically assess the financial condition of these institutions and believe that any possible loss is minimal.

     Approximately 26% of the Guarantors' employees are covered by union agreements. None of these union agreements expire within the next year. These agreements are not affected by the Chapter 11 cases.

  INVESTMENTS

     It is the policy of the Guarantors to invest their excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include commercial paper of major United States corporations with ratings of A1 by Standard & Poor's Ratings Group or P1 by Moody's Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/P1 and direct obligations of the United States Government or its agencies. In addition, not more than $5 million will be invested by the Guarantors with any single bank, financial institution or United States corporation.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturities of these instruments. The fair value of pre-petition liabilities subject to compromise and pre-petition liabilities not subject to compromise is not possible to determine given the uncertainty of the impact of the bankruptcy proceedings. Due to the Canadian Financing Agreement having variable interest rates, the fair value equals its carrying value.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Sterling Canada, Inc.
Sterling Fibers, Inc.
Sterling Chemicals International, Inc.
Sterling Chemicals Energy, Inc.
Sterling Pulp Chemicals, Inc.
Sterling Pulp Chemicals US, Inc.

     We have audited the accompanying combined balance sheets of the Guarantors (Debtors-in-Possession) (as defined in Note 1) as of September 30, 2002 and 2001 and the related combined statements of operations, changes in stockholder's equity (deficiency in assets) and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Guarantors' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Guarantors as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1, on July 16, 2001, the Debtors (as defined in Note
1) filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do no purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Guarantors; or (d) as to operations, the effect of any changes that may be made in the Guarantors' business.

     The accompanying financial statements have been prepared assuming that the Guarantors will continue as a going concern. As discussed in Note 1, the Debtors' recurring losses from operations raise substantial doubt about the Debtors' and, therefore, about the Guarantors' ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note
1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

                                          DELOITTE & TOUCHE LLP

Houston, Texas
December 13, 2002

                   STERLING CHEMICALS, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                       SUPPLEMENTAL FINANCIAL INFORMATION
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FISCAL    FIRST      SECOND     THIRD      FOURTH
                                       YEAR    QUARTER    QUARTER    QUARTER    QUARTER
                                      ------   --------   --------   --------   --------
Revenues............................   2002    $124,974   $122,569   $200,815   $180,369
                                       2001     253,854    199,057    155,254    135,400
Gross profit (loss).................   2002      10,097      9,496     30,228     25,648
                                       2001       9,014    (10,736)    (7,103)    (5,020)
Net income (loss)(1)................   2002     (14,687)   (15,362)     6,943    (12,880)
                                       2001     (23,877)   (46,039)   (75,420)   (36,374)

---------------

(1) During the fourth quarter of fiscal 2002, we incurred an impairment loss of $4.4 million related to our acrylic fibers facility. Reorganization items incurred in fiscal 2002 and 2001 as a result of our Chapter 11 proceedings were $17.0 million and $5.4 million, respectively. Contractual interest expense not paid or accrued was $49 million in fiscal 2002 and $10.3 million in fiscal 2001. During the third quarter of fiscal 2001, tax expense of $56.8 million was recorded to provide a valuation allowance against all of our U.S. deferred tax assets. During the second quarter fiscal 2001, approximately $7.1 million in pre-tax charges were recorded in connection with the withdrawal from the traditional commodity textile business of our acrylic fibers operations which related to $2.0 million in severance payments and a write-down of finished goods and stores inventory to their net realizable value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As noted above, on December 6, 2002, Holdings was merged into Chemicals. At the time of the merger, Chemicals was essentially reorganized such that, from a corporate governance standpoint, is equivalent to Holdings prior to the merger, including identical directors, officers, committees and members. Consequently, for purposes of this Part III any references pertaining to our Board, officers, committees, compensation plans and similar matters include the corresponding counterparts at Holdings prior to the merger. As such, any references to "we," "our," "ours," "their" and "us" pertain to either Holdings or Chemicals depending on whether the time period involved is before or after the merger, respectively.

BOARD OF DIRECTORS

     Our Board of Directors oversees our management, reviews our long-term strategic plans and exercises direct decision making authority in key areas. Only two of our six directors are employed by us, and only non-employee directors are eligible to serve on our Audit and Compliance Committee or our Compensation Committee.

     Personal information on each of our directors is provided below. With the exception of David G. Elkins, who was appointed to our Board upon his promotion to President on January 24, 2001, and Richard K. Crump, who was appointed to our Board upon his promotion to Co-Chief Executive Officer on December 18, 2001, each of our current directors was elected by our stockholders at our last annual meeting in January of 2001.

     Our Board held 18 meetings in fiscal 2002. On average, our directors attended 98% of the meetings of our Board or any of our Board committees on which they served. None of our directors attended less than 75% of the meetings of our Board and all committees on which he served.

Robert W. Roten
Age 68
Director since August 1996       Mr. Roten has been Chairman of our Board of
                                 Directors since December 18, 2001. He spent the first 25 years of his career with Monsanto
                                 Company and served as Vice President for sales and marketing for El Paso Products Company from 1981 to 1983. Mr. Roten was President of
                                 Materials Exchange, Inc., a Houston-based petrochemicals and plastics marketing firm, from 1983 until 1986. He served as our Vice
                                 President -- Commercial from August of 1986 until September of 1991, when he became our Vice President -- Corporate Development. Mr.
                                 Roten served as our Executive Vice President and Chief Operating Officer from April of 1993 until August of 1996, and served as our President and Chief Executive Officer from
                                 August 21, 1996 until April of 1998. Mr. Roten served as the Vice Chairman of our Board of Directors from April of 1998 until his appointment as our non-executive Chairman of the Board on December 18, 2001. Mr. Roten is currently a principal in Double R Companies, Inc., a private investment company, and President of Hickory Acquisition Group, a chemical asset acquisition company in which he has been a principal and a director since April of 1999. Mr. Roten is also currently President of Xnet, Inc., a Houston-based computer and systems consulting company, and has served on its Board of Directors since June of 1995.

David G. Elkins
Age 60
Director since January 2001      Mr. Elkins has been our President since January
                                 24, 2001 and our Co-Chief Executive Officer since September 18, 2001. Prior to his appointment as our President, Mr. Elkins served as our General Counsel and Corporate Secretary since January 1, 1998 and our Executive Vice
                                 President -- Administration and Law since May
                                 1, 2000. Prior to May 1, 2000, Mr. Elkins served as one of our Vice Presidents. Mr.
                                 Elkins previously was a senior partner in the law firm of Andrews & Kurth L.L.P., where he specialized in corporate and securities matters. Mr. Elkins also serves as a director of The Houston Exploration Company, a New York
                                 Stock Exchange listed company, Memorial Hermann
                                 Hospital System, a nonprofit corporation, and Guilford Mills, Inc.

Richard K. Crump
Age 56
Director since December 2001     Mr. Crump has served as our Co-Chief Executive
                                 Officer since December 18, 2001. Prior to that time, Mr. Crump served as our Executive Vice
                                 President -- Operations since May 1, 2000, our
                                 Vice President -- Strategic Planning from
                                 December 1, 1996 until May 1, 2000, our Vice
                                 President -- Commercial from October of 1991 until December 1, 1996 and our Director -- Commercial from August of 1986 until October of 1991. Prior to joining us, Mr.
                                 Crump was Vice President of Sales for Rammhorn
                                 Marketing from 1984 until August of 1986 and Vice President of Materials Management for El
                                 Paso Products Company from 1976 through 1983.

Frank J. Hevrdejs
Age 57
Director since August 1996       Mr. Hevrdejs is a principal and President of
                                 The Sterling Group, L.P., which he co-founded in 1982. Mr. Hevrdejs has actively participated in acquisitions of over 40 businesses in the past 20 years. He is Chairman of First Sterling
                                 Ventures Corp., an investment company, and a director of Enduro Holdings, Inc., a structural and electrical manufacturing company, and
                                 Fibreglass Holdings, Inc., a truck accessory manufacturer. He is also a founding director and a member of the Compensation Committee of Mail-Well, Inc., a NYSE company that manufactures envelopes and provides commercial printing services, and a director and member of the Compensation Committee and Audit Committee of Eagle USA, an air-freight company. Mr.
                                 Hevrdejs previously served as a director of Chase Bank of Texas, National Association, a national banking association, and is currently a member of the Advisory Board of Chase
                                 Manhattan Bank, N.A.

Hunter Nelson
Age 50
Director since August 1996       Mr. Nelson is currently a principal of The
                                 Sterling Group, L.P. Prior to joining The
                                 Sterling Group in 1989, he served as vice president of administration and general counsel of Fiber Industries, Inc., a producer of polyester fibers. Mr. Nelson was previously a partner in the law firm of Andrews & Kurth
                                 L.L.P., specializing in corporate and
                                 securities laws. Mr. Nelson served on the Board of Directors of Sterling Diagnostic Imaging,
                                 Inc. until it was sold in May of 1999.

Rolf H. Towe
Age 64
Director since January 1998      Mr. Towe has served as Senior Managing Director
                                 of The Clipper Group, L.P. since its formation in 1991 and is Vice President of Clipper Asset
                                 Management, Inc. He was the Chairman of
                                 Executive Partner Limited, an executive
                                 consulting firm, from 1989 to 1995. Earlier in his career, Mr. Towe held various management positions over a period of nearly 20 years in Union Carbide Corporation, a multinational chemicals and plastics manufacturer. Mr. Towe also serves as a director of several private companies.

     When the Plan is consummated, the existing board of directors will resign and, pursuant to the Plan, the initial board of directors of reorganized Chemicals will consist of nine directors, to be designated as follows: (a) the Investor will be entitled to designate five directors; (b) the creditors committee will be entitled to designate one director; and (c) the unofficial secured noteholders committee will be entitled to designate one director. From and after the consummation of the Plan, the Investor will continue to be entitled to designate a number of directors of reorganized Chemicals roughly proportionate to its equity ownership of reorganized Chemicals, but in any event not less than a majority of such directors for so long as the Investor holds at least 35% of the common stock of reorganized Chemicals (on a fully diluted basis).

     The persons designated as initial board members of reorganized Chemicals are:

James B. Rubin
Age 48 Mr. Rubin is Co-Chairman and Chief Investment Officer of Resurgence Asset Management, L.L.C. ("Resurgence"). He has managed the investment portfolios of Resurgence and its predecessors since 1989. He currently serves as a member of the Board of Directors of Levitz Home Furnishings, Inc. and Furniture.com, Inc.

Robert T. Symington
Age 38 Mr. Symington is a Managing Director of Resurgence. Mr. Symington joined Resurgence in 1992. He currently serves as a member of the Board of Directors of Levitz Home Furnishings, Inc.

Byron J. Haney
Age 41                           Mr. Haney is a Managing Director of Resurgence.
                                 Mr. Haney joined Resurgence in 1994. Mr. Haney currently serves on the Board of Directors of Levitz Home Furnishings, Inc.

Marc S. Kirschner
Age 60 Mr. Kirschner is a Managing Director and General Counsel of Resurgence. Mr. Kirschner joined Resurgence in 2001. Prior to joining Resurgence, Mr. Kirschner headed the Business Practice Group and the Bankruptcy/Restructuring Practice in the New York office of the law firm Jones, Day, Reavis & Pogue. Mr. Kirschner currently serves on the Board of Directors of Levitz Home Furnishings, Inc.

Keith R. Whittaker
Age 30                           Mr. Whittaker is an Associate of Resurgence.
                                 Mr. Whittaker joined Resurgence in 2001. Mr.
                                 Whittaker was formerly with Triarc Companies, Inc. and the Investment Banking Department of Bear Stearns & Co

Ronald A. Rittenmeyer
Age 55 Mr. Rittenmeyer has served as Chairman of the Board of Directors, Chief Executive Officer and President of Safety-Kleen, Incorporated since August 31, 2001. Mr. Rittenmeyer has also served as Plan Administrator of AFD fund since December 1, 2001. Prior to that time, he served as President and Chief Executive Officer of AmeriServe, Incorporated from February 14, 2000 until December 1, 2001. From September 1998 until February 2000 he served as Chairman of the Board of Directors, President and Chief Executive Officer of RailTex, Inc., San Antonio, Texas. Prior to joining RailTex, Inc., Mr. Rittenmeyer served as President and Chief Operating Officer of Merisel and Chief Operating Officer of Burlington Northern Railroad and held various positions at Frito Lay, Inc.

John Gildea
Age 58 Mr. Gildea has been a managing director and principal of Gildea Management Company since 1990. Gildea Management Company and its affiliates have been the investment -5- advisor to the Network Funds which specialized in distressed company and special situation investments. Mr. Gildea has served on the Board of Directors of a number of restructured or restructuring companies, including Amdura, American Healthcare Management, America Service Group, GenTek, Inc., Konover Property Trust and UNC Incorporated. Mr. Gildea also serves on the Board of Directors of several UK based investment trusts.

     In addition, David G. Elkins and Richard K. Crump, current members of the existing Board of Directors, will be members of reorganized Chemicals' Board of Directors.

DIRECTOR COMPENSATION

     Our employees who serve as members of our Board do not receive additional compensation for serving on our Board or any Board committees, although all of our directors are reimbursed for their travel expenses related to their services as a director. Each of our non-employee directors is currently paid a fee of $5,000 per quarter for his service as a director. Our non-employee directors also receive $1,000 for each

Board meeting held in person that they attend and $400 for each telephonic meeting in which they participate that lasts at least 30 minutes. Each of our non-employee directors that serves as the Chairman of one of our Board committees is paid $1,700 for each meeting of that committee that he attends, and our other non-employee directors that serve on our Board committees are paid $700 per meeting. In addition, each of our non-employee directors that serves as the Chairman of one of our Board Committees is paid an annual retainer of $1,000 for service as Chairman on that committee.

BOARD COMMITTEES

     Our Board of Directors has created various standing committees to help carry out its duties, including a Compensation Committee and an Audit and Compliance Committee. Generally speaking, our Board committees work on key issues in greater detail than would be possible at full Board meetings. We do not have a standing nominating committee.

  COMPENSATION COMMITTEE

     Our Compensation Committee is currently comprised of two of our non-employee directors, Frank J. Hevrdejs (Chairman) and Rolf H. Towe, and met four times in fiscal 2002. Our Compensation Committee is responsible for discharging the compensation responsibilities of our Board, reviews general compensation issues, determines the compensation of all of our senior executives and other key employees and recommends and administers our employee benefit plans that provide benefits to our senior executives. Our Compensation Committee consults, from time to time, with outside experts concerning the performance of its duties.

  AUDIT AND COMPLIANCE COMMITTEE

     Our Audit and Compliance Committee is currently comprised of two of our non-employee directors, Hunter Nelson (Chairman) and Robert W. Roten, and met five times in fiscal 2002. This Committee operates under a written charter adopted by our Board. Our Audit and Compliance Committee appoints our independent auditors, meets with these auditors to review their report on the financial statements of our business and approves the audit and other services to be provided by these auditors. In addition, our Audit and Compliance Committee reviews our Form 10-K and Form 10-Q reports and our practices in preparing published financial statements. Our Audit and Compliance Committee also provides oversight with respect to the establishment of and adherence to corporate compliance programs, codes of conduct and other policies and procedures concerning our business and our compliance with all relevant laws.

     Mr. Nelson is considered "independent" under the listing standards of the New York Stock Exchange, the American Stock Exchange and the National Association of Securities' Dealers and the standards set forth in Section 10A of the 1934 Act pursuant to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). Mr. Roten is a party to a Consulting Agreement with Holdings dated as of January 1, 2002, pursuant to which Mr. Roten is paid $10,000 per month and is reimbursed his expenses in exchange for consulting and advisory services. Due to the existence of this Consulting Agreement, Mr. Roten is not considered independent under any of the listing standards or the standards set forth in Sarbanes-Oxley. Following emergence from Chapter 11 pursuant to the Plan, our Board of Directors will need to bring the composition of the Audit Committee into compliance with Sarbanes-Oxley.

EXECUTIVE OFFICERS OF THE COMPANY

     Personal information with respect to each of our executive officers is set forth below.

David G. Elkins
Age 60 Mr. Elkins has been our President since January 24, 2001 and our Co-Chief Executive Officer since September 18, 2001. Prior to his appointment as our President, Mr. Elkins served as our General Counsel and Corporate Secretary since January 1, 1998 and our Executive Vice President -- Administration and Law since May 1, 2000. Prior to May 1, 2000, Mr. Elkins served as one of our Vice Presidents. Mr. Elkins previously was a senior partner in the law firm of Andrews & Kurth L.L.P., where he specialized in corporate and securities matters. Mr. Elkins also serves as a director of The Houston Exploration Company, a New York Stock Exchange listed company, Memorial Hermann Hospital System, a nonprofit corporation, and Guilford Mills, Inc.

Richard K. Crump
Age 56 Mr. Crump has served as our Co-Chief Executive Officer since December 18, 2001. Prior to that time, Mr. Crump served as our Executive Vice President -- Operations since May 1, 2000, our Vice President -- Strategic Planning from December 1, 1996 until May 1, 2000, our Vice President -- Commercial from October of 1991 until December 1, 1996 and our Director -- Commercial from August of 1986 until October of 1991. Prior to joining us, Mr. Crump was Vice President of Sales for Rammhorn Marketing from 1984 until August of 1986 and Vice President of Materials Management for El Paso Products Company from 1976 through 1983.

Paul G. Vanderhoven
Age 49 Mr. Vanderhoven has been our Chief Financial Officer since March 21, 2001 and our Vice President -- Finance since October of 2000. Prior to becoming our Chief Financial Officer, Mr. Vanderhoven served as our Corporate Controller from October of 1989 through March 21, 2001, and our Manager Finance from August of 1986 through October of 1989. Before joining us, Mr. Vanderhoven held various positions with Monsanto Company from 1977 through August of 1986.

Kenneth M. Hale
Age 40 Mr. Hale has been our General Counsel since January 24, 2001 and one of our Vice Presidents since October 1, 2002. Mr. Hale joined us on December 1, 1997 as Assistant General Counsel and served in that capacity until his promotion to Senior Counsel on July 1, 2000. Prior to joining us, Mr. Hale was an associate attorney at the law firm of Andrews & Kurth L.L.P. from January 1994 until December 1, 1997, and at the law firm of Honigman Miller Schwartz and Cohn from May 1990 until December 1993, where he specialized in mergers and acquisitions, finance, securities and general corporate matters.

     We have entered into an employment agreement with Mr. Elkins which is described in detail in this Form 10-K under Executive Compensation.

     The existing senior officers of Chemicals will serve initially in the same capacities upon our emergence from Chapter 11.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and anyone who beneficially owns at least 10% of our common stock to file reports regarding their ownership of our common stock and any changes in that ownership with the SEC. We believe that, during fiscal 2002, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements. In making these statements, we have relied on our review of copies of these reports furnished to us and written representations from our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows the compensation we paid during the three fiscal years ended September 30, 2002 to each individual who served as our Chief Executive Officer or acted in a similar capacity during fiscal 2002 and our other four most highly compensated officers during fiscal 2002.

                                                              LONG-TERM COMPENSATION
                                                                      AWARDS
                                  ANNUAL COMPENSATION        -------------------------
                             -----------------------------   RESTRICTED    SECURITIES
                             FISCAL                            STOCK       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY(1)   BONUS(2)    AWARD(S)    OPTIONS/SARS   COMPENSATION(3)
---------------------------  ------   ---------   --------   ----------   ------------   ---------------
Frank P. Diassi(4).........   2002    $ 93,750    $      0       $0         $      0         $47,801(5)
  Chairman of the Board....   2001     419,278     719,250        0                0          35,586
  and Co-CEO...............   2000     350,016           0        0                0          29,568
David G. Elkins(6).........   2002     446,542     136,500        0                0          39,021(7)
  President and Co-CEO.....   2001     372,292     438,847        0          500,000          32,378(8)
                              2000     218,750      50,000        0                0          20,162
Richard K. Crump(9)........   2002     409,365     126,625        0                0          18,532
  Co-CEO...................   2001     316,667     318,425        0                0          19,403
                              2000     214,583           0        0                0           8,953
Paul G. Vanderhoven(10)....   2002     252,667      79,200        0                0           7,651
  Vice
    President -- Finance...   2001     204,583     112,495        0                0           6,694
  and CFO..................   2000     144,667      10,000        0            4,000             561

---------------

(1) Includes amounts paid under our Supplemental Pay Plan and amounts deferred under our 401(k) Savings and Investment Plan.

(2) Includes amounts paid under our Bonus Plan, our Retention Bonus Plan and our Profit Sharing Plan and other bonuses paid by us as follows:

                           FISCAL                RETENTION       PROFIT       OTHER
                            YEAR    BONUS PLAN   BONUS PLAN   SHARING PLAN   BONUSES
                           ------   ----------   ----------   ------------   --------
Frank P. Diassi..........   2002     $      0     $      0      $     0      $      0
                            2001      700,000            0       19,250             0
                            2000            0            0            0             0
David G. Elkins..........   2002            0      136,500            0             0
                            2001      305,500            0       12,925       120,422
                            2000            0            0            0        50,000
Richard K. Crump.........   2002            0      126,625            0             0
                            2001      305,500            0       12,925             0
                            2000            0            0            0             0
Paul G. Vanderhoven......   2002            0       79,200            0             0
                            2001      104,300            0        8,195             0
                            2000            0            0            0        10,000

 (3) Includes premiums for group life insurance and premiums for executive life insurance paid by us and matching contributions paid by us under our 401(k) Savings and Investment Plan as follows:

                                    FISCAL                EXECUTIVE   401(K) MATCHING
                                     YEAR    GROUP LIFE     LIFE       CONTRIBUTIONS
                                    ------   ----------   ---------   ---------------
Frank P. Diassi...................   2002     $ 2,607      $     0        $    0
                                     2001      10,556       19,080         5,950
                                     2000      10,488       19,080             0
David G. Elkins...................   2002       6,103       24,472         7,000
                                     2001       3,639       18,385         8,006
                                     2000       2,527       17,635             0
Richard K. Crump..................   2002       3,902        7,630         7,000
                                     2001       2,870        8,527         8,006
                                     2000       1,323        7,630             0
Paul G. Vanderhoven...............   2002         855            0         6,796
                                     2001         708            0         5,986
                                     2000         561            0             0

 (4) Mr. Diassi was appointed Co-Chief Executive Officer on September 18, 2001 and terminated his employment as Chairman of the Board and Co-Chief Executive Officer effective as of December 18, 2001. Consequently, his annual compensation for fiscal 2001 reflects compensation paid to him in his capacity as Chairman of the Board for approximately 11 1/2 months and compensation paid to him in his capacities as Chairman of the Board and Co-Chief Executive Officer for approximately 1/2 month. In addition, his annual compensation for fiscal 2002 reflects compensation paid to him in his capacities as Chairman of the Board and Co-Chief Executive Officer for approximately 2 1/2 months. Mr. Diassi's annual compensation for fiscal 2000 reflects compensation paid to him in his capacity as Chairman of the Board.

 (5) Includes unused and accrued vacation time paid to Mr. Diassi at the termination of his employment of $45,193.

 (6) Mr. Elkins was promoted to President on January 24, 2001 and Co-Chief Executive Officer on September 18, 2001, meaning that his annual compensation for fiscal 2001 reflects compensation paid to him in his prior capacities as Executive Vice President -- Administration and Law, General Counsel and Secretary for approximately 3 1/2 months and compensation paid to him in his capacity as President (including approximately two weeks as Co-Chief Executive Officer) for approximately 8 1/2 months. Mr. Elkins' annual compensation for fiscal 2000 reflects compensation paid to him in his capacities as Executive Vice President -- Administration and Law, General Counsel and Secretary.

 (7) Includes premiums for liability insurance paid by us of $1,445.

 (8) Includes premiums for liability insurance paid by us of $2,348.

 (9) Mr. Crump was promoted to Co-Chief Executive Officer on December 18, 2001, meaning that his annual compensation for fiscal 2002 reflects compensation paid to him in his prior capacity as Executive Vice President -- Operations for approximately 2 1/2 months and compensation paid to him in his capacity as Co-Chief Executive Officer for approximately 9 1/2 months. Mr. Crump's annual compensation for fiscal 2001 and fiscal 2000 reflects compensation paid to him in his capacity as Executive Vice President -- Operations.

(10) Mr. Vanderhoven was promoted to Chief Financial Officer on March 21, 2001, meaning that his annual compensation for fiscal 2001 reflects compensation paid to him in his prior capacities as Corporate Controller and Vice President -- Finance for approximately 5 1/2 months and compensation paid to him in his capacities as Chief Financial Officer and Vice
     President -- Finance for approximately 6 1/2 months. Mr. Vanderhoven's annual compensation for fiscal 2000 reflects compensation paid to him in his capacities as Corporate Controller and Vice President -- Finance.

  OPTION GRANTS IN LAST FISCAL YEAR

     We did not grant any options to purchase shares of our common stock in fiscal 2002 to any of our executive officers named in the Executive Compensation Table.

  AGGREGATE EXERCISES (NONE) AND YEAR-END OPTION VALUES

     The following table provides information on the value of unexercised stock options, as of September 30, 2002, held by each of our executive officers named in the Executive Compensation Table. There were no exercises of options or stock appreciation rights during fiscal 2002 by any of these officers, and none of these officers held any stock appreciation rights at September 30, 2002.

                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                                OPTIONS AT                  OPTIONS/SARS AT
                                            SEPTEMBER 30, 2002            SEPTEMBER 30, 2002*
                                        ---------------------------   ---------------------------
                                        EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                        -----------   -------------   -----------   -------------
Frank P. Diassi.......................          0             0            --             --
David G. Elkins.......................    560,000             0            --             --
Richard K. Crump......................     50,265             0            --             --
Paul G. Vanderhoven...................      6,400         3,600            --             --

---------------

* The "value" of unexercised options is based on the amount, if any, by which the market price of a share of our common stock on the relevant date exceeds the exercise price of the option. The actual gain, if any, that one of our officers realizes from the exercise of options will depend on the market price of a share of our common stock at the time of exercise. An "In-The-Money" option is an option for which the exercise price is lower than the market price of a share of our common stock on the relevant date. None of our officers held options with an exercise price below the market price of a share of our common stock as of September 30, 2002.

  PENSION PLANS

Salaried Employees' Pension
Plan Most of our salaried employees, including each of our executive officers named in the Executive Compensation Table, participate in our defined benefit Salaried Employees' Pension Plan. We determine the pension costs under this Plan each year on an actuarial basis and make all necessary contributions. The pension benefits payable under this Plan are determined by multiplying the employee's "vested percentage" by the sum of (i) the number of years the employee is given credit as having worked for us times 1.2% of his or her "Average Earnings" plus (ii) the number of years the employee is given credit as having worked for us (not to exceed 35) times 0.45% of the amount by which his or her "Average Earnings" exceeds the average (without indexing) of his or her Social Security taxable wage bases during the 35-year period ending on December 31 of the year in which he or she attains Social Security retirement age. Generally, an employee's "Average Earnings" will be either the average compensation received by the employee during the three years in which the employee was paid the most in his or her final five years of employment or the average compensation received by the employee during the last 36 months of his or her employment, whichever is larger, excluding amounts received under our Profit Sharing, Retention Bonus, Supplemental Pay and Bonus Plans. However, due to certain limitations imposed under the Internal Revenue Code, benefits payable to an employee under this Plan are effectively limited in amount to those benefits that would be payable to an employee having Average Earnings of $200,000.

Pension Benefit Equalization
Plan Each of our salaried employees who is eligible to participate in our Pension Plan is also eligible to participate in our Pension Benefit Equalization Plan. Our Equalization Plan pays additional benefits to employees whose benefits under our Pension Plan are limited as a result of specified limitations under the Internal Revenue Code. The amount of benefits payable under our Equalization Plan is designed to eliminate the effect of these limitations on the aggregate pension benefits payable to the participants but not provide any additional benefits beyond that amount. These benefits are generally payable at the times we pay benefits under our Pension Plan. We have paid benefits under our Equalization Plan to former employees.

Supplemental Employee
  Retirement Plan                Each of our employees who are a part of
                                 management or who are considered "highly compensated" and subject to limitations on the amount of Pension Plan benefits they may receive under the Internal Revenue Code is also eligible to participate in our Supplemental
                                 Employee Retirement Plan. Our Supplemental Plan pays additional benefits to employees whose benefits under our Pension Plan are limited as a result of such employee's Average Earnings exceeding $200,000 or due to the removal of certain Social Security integration benefits from the Pension Plan. The amount of benefits payable under our Supplemental Plan is designed to eliminate the effect of these limitations on the aggregate pension benefits payable to the participants but not provide any additional benefits beyond that amount. These benefits are generally payable at the same time as when we pay benefits under our Pension Plan. We have paid benefits under our Supplemental Plan to former employees.

     The following table sets forth the aggregate amount of annual normal retirement benefits that would be payable under our Pension Plan, Equalization Plan and Supplemental Plan if an employee retired during calendar 2002 at the age of 65 with the years of service shown (assuming the continued existence of our Pension Plan, Equalization Plan and Supplemental Plan without substantial change and payment in the form of a single life annuity).

                            YEARS OF SERVICE
AVERAGE   ----------------------------------------------------
EARNINGS     15         20         25         30         35
--------  --------   --------   --------   --------   --------
$125,000.. $ 28,275  $ 37,700   $ 47,125   $ 56,550   $ 65,975
150,000..   34,463     45,950     57,438     68,925     80,413
175,000..   40,650     54,200     67,750     81,300     94,850
200,000..   46,838     62,450     78,063     93,675    109,288
250,000..   59,213     78,950     98,688    118,425    138,163
300,000..   71,588     95,450    119,313    143,175    167,038
400,000..   96,338    128,450    160,563    192,675    224,788
450,000..  108,713    144,950    181,188    217,425    253,663
500,000..  121,088    161,450    201,813    242,175    282,538

     For our executive officers, the compensation covered by these Plans is solely the base pay component of the compensation reported under the salary column in the Executive Compensation table appearing in this Form 10-K and may, as to a particular executive officer for a given year, differ by more than 10% from that executive officer's total annual compensation reported in the Executive Compensation table, depending on the amount of bonuses and other annual compensation paid to that executive officer during the relevant year.

     As of September 30, 2002, the credited years of service under these Plans of each of our executive officers named in the Executive Compensation Table were:

Frank P. Diassi.............................................    5 years
David G. Elkins.............................................    5 years
Richard K. Crump............................................   16 years
Paul G. Vanderhoven.........................................   26 years

     Assuming retirement at age 65 (or after five years of service, if later) and the continuation of their current levels of base salary until retirement, the total retirement benefits payable to each of our executive officers named in the Executive Compensation Table under our Pension, Equalization and Supplemental Plans would be:

                                                                                 NET PAYMENT
                                  GROSS PAYMENT    REDUCTION FOR PAYMENTS     UNDER EQUALIZATION
                                 UNDER ALL PLANS     UNDER PENSION PLAN     AND SUPPLEMENTAL PLANS
                                 ---------------   ----------------------   ----------------------
Frank P. Diassi(1).............     $ 30,801              $ 13,825                 $16,976
David G. Elkins(2).............       52,453                27,852                  24,601
Richard K. Crump...............      130,442                75,150                  55,292
Paul G. Vanderhoven............      128,213               114,989                  13,224

---------------

(1) Figures for Mr. Diassi reflect current payments.

(2) Excludes supplemental pension benefits payable to Mr. Elkins under his Employment Agreement.

     All of the benefits appearing in the pension plan table are computed on a single-life annuity basis and are not subject to any deduction for Social Security or other offset amounts. However, our Supplemental Plan does contain an alternative formula for determining benefits which includes a Social Security offset. We have never used this alternative formula to determine the amount of any benefits paid under our Supplemental Plan.

  EMPLOYMENT AGREEMENT -- DAVID G. ELKINS

     On November 12, 1997, we entered into an Employment Agreement with Mr. Elkins. We assumed Mr. Elkins' Employment Agreement in our bankruptcy proceedings on April 17, 2002. Under his Employment Agreement, Mr. Elkins is entitled to a base salary of not less than $364,000 per year (subject to increase at the discretion of our Board) and he participates in our bonus and incentive plans. In addition, when Mr. Elkins signed his Employment Agreement, we granted Mr. Elkins 5,000 shares of Holdings' common stock (all of which have been or will be cancelled pursuant to the Plan) and options to purchase 60,000 shares of Holdings' common stock for $12 per share (all of which have been or will be cancelled pursuant to the Plan). On December 14, 1998, we reduced the exercise price of these options to $6 per share. Mr. Elkins was also granted the right to purchase up to 80,000 shares of Holdings' common stock but that right expired on April 30, 1998 without having been exercised. Upon Mr. Elkins' promotion to President, we granted Mr. Elkins options to purchase 250,000 shares of Holdings' common stock for $1 per share and options to purchase 250,000 shares of Holdings' common stock for $0.50 per share (all of which were completely vested upon their grant), which grants are referred to in his amended Employment Agreement.

     Either we or Mr. Elkins may terminate Mr. Elkins' Employment Agreement at any time, for any reason or for no reason. However, if we terminate Mr. Elkins' employment for any reason or if Mr. Elkins terminates his employment for Good Reason (as defined in the Employment Agreement), Mr. Elkins is entitled, without cost, to continue coverage under our medical and dental insurance plans for 36 months. If Mr. Elkins' Employment Agreement is terminated under certain circumstances, all vesting and similar requirements and all conditions to entitlement to benefits under various plans and programs are deemed satisfied.

     Under his Employment Agreement, Mr. Elkins is entitled to participate in, and receive benefits under, most of our employee benefit plans as if his employment with us commenced on January 1, 1993 or, in the case of our post-retirement healthcare plan, January 1, 1988. In addition, Mr. Elkins is entitled under his Employment Agreement to receive pension benefits which are supplemental to the pension benefits payable to Mr. Elkins under our Pension Plan, Equalization Plan and Supplemental Plan in an amount equal to 1.2% of his average monthly income times the number of years elapsed since January 1, 1993. Under Mr. Elkins' Employment Agreement, as long as Mr. Elkins is employed by us, we are required to maintain, for the benefit of Mr. Elkins or his estate, $2 million of life insurance and $5 million of excess liability insurance and to pay up to $5,000 per year for his personal legal, accounting and tax/financial planning fees and expenses. Finally, if income is imputed to Mr. Elkins with respect to certain payments made to him under his Employment Agreement, he is entitled to receive additional amounts equal to all income taxes attributable to such imputed income.

  KEY EMPLOYEE PROTECTION PLAN

     On January 26, 2000, our Board approved our Key Employee Protection Plan, which was subsequently amended several times. This Plan was established by our Board to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control, and to assure their continued dedication and objectivity during those periods. This Plan was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees has been designated as participants under the Plan and their respective applicable multipliers and other variables for determining benefits have been established. Our Compensation Committee is authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant's participation under this Plan on 60 days' notice if it determines that the participant is no longer one of our key employees.

     As defined under our Key Employee Protection Plan, any participant under the Plan that terminates his or her employment for "Good Reason" or is terminated by us for any reason other than "Misconduct" or "Disability" within his or her "Protection Period" is entitled to benefits under the Plan. A participant's Protection Period commences 180 days prior to the date on which a specified change of control occurs and ends either two years or 18 months after the date of that change of control, depending on the size of the participant's applicable multiplier. A participant may also be entitled to receive payments under the Plan in the absence of a change of control but at a reduced level of payment. If a participant becomes entitled to benefits under our Key Employee Protection Plan, we are required to provide the participant with a lump sum cash payment that is determined by multiplying the participant's applicable multiplier by the sum of the participant's highest annual base compensation during the last three years plus the participant's targeted bonus for the year of termination, and then deducting the sum of any other separation, severance or termination payments made by us to the participant under any other plan or agreement or pursuant to law, plus 50% of the aggregate cash compensation paid to the participant by us or our successor following the confirmation of a plan of reorganization in our bankruptcy proceedings. In addition, if the participant is entitled to a lump sum payment under the Plan in the absence of a change of control, his or her applicable multiplier is reduced by 50%. Similarly, if a participant becomes entitled to benefits under the Plan in connection with the liquidation of all or substantially all of our assets for salvage or equivalent value, the lump sum amount payable to him or her is reduced by 25%. If a participant is not one of our senior executives, he or she is not entitled to receive the lump sum payment if his or her termination date is after his or her normal retirement date. Finally, a pro rata portion of any lump sum amount paid to a participant under the Plan must be repaid by the participant if the participant is rehired by us or our successor within one year after the participant's termination date.

     In addition to the lump sum payment, the participant is entitled to receive any accrued but unpaid compensation, compensation for unused vacation time and any unpaid vested benefits earned or accrued under any of our benefit plans (other than qualified plans). Also, for a period of 24 months (including 18 months COBRA coverage), the participant will continue to be covered by all of our life, health care, medical and dental insurance plans and programs (other than disability), as long as the participant makes a timely COBRA election and pays the regular employee premiums required under our plans and programs and by COBRA. However, if the participant is not one of our senior executives, the participant is not entitled to continued coverage under our plans and programs if his or her termination date is after his or her normal retirement date. In addition, our obligation to continue to provide coverage under our plans and programs to any participant ceases if and when the participant becomes employed on a full-time basis by a third party which provides the participant with substantially similar benefits.

     If any payment or distribution under our Key Employee Protection Plan to any participant is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the participant is entitled to receive a gross-up payment from us in an amount such that, after payment by the participant of all taxes on the gross-up payment, the amount of the gross-up payment remaining is equal to the excise tax imposed under Section 4999 of the Internal Revenue Code. However, the maximum amount of any gross-up payment is 25% of the sum of the participant's highest annual base compensation during the last three years plus the participant's targeted bonus for the year of payment.

     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. In addition, no termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment.

  SUPPLEMENTAL PAY PLAN

     On March 8, 2001, our Board approved our Supplemental Pay Plan, which was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. Historically, we have paid our senior level employees below-market salaries with the opportunity to earn above-market compensation through stock based incentives and significant bonuses in years when we achieve targeted levels of EBITDA. Due to our financial difficulties, the opportunity to earn additional compensation through these programs was significantly reduced, if not entirely eliminated. As a result, our Board established this Plan to address their concern that the overall compensation provided to our senior level employees would always be below-market and, consequently, not adequate to retain these employees or attract new highly-qualified employees. A select group of management or highly compensated employees has been designated as participants under the Plan and their respective benefits have been established. Each payment under the Plan is a specified percentage of the participant's annual base salary as of February 28, 2002 and payments are paid on or before the tenth day after the last day of each calendar quarter. The participant must be employed by us on the relevant payment date in order to be eligible to receive that payment under the Plan. We may amend or terminate our Supplemental Pay Plan at any time but any amendment or termination of the Plan can only become effective on a payment date and may not affect the rights of participants under the Plan that have accrued as of that effective date, including the right to receive supplemental pay on that payment date.

  RETENTION BONUS PLAN

     On July 13, 2001, our Board approved our Retention Bonus Plan, which was subsequently amended. This Plan was established by our Board to help us retain our employees whose resignations would cause significant disruption to our operations and whose skills would be particularly difficult and costly to replace, to improve their morale during the pendency of our bankruptcy proceedings and help us incentivize these employees to work diligently toward the resolution of our bankruptcy proceedings. The Plan was approved by the Bankruptcy Court in our bankruptcy proceedings on October 31, 2001. A select group of management or highly compensated employees was designated as participants under the Plan and their respective benefits were established. Each participant in the Plan was entitled to payments under the Plan on specified dates, unless the participant's employment with us terminated prior to that payment date for any reason other than a termination by the participant for "Good Reason" or a termination by us for any reason other than "Misconduct" or "Disability" (as such terms are defined in the Plan). Payments under the Plan were based on specified percentages of the participant's annual compensation, including payments under our Supplemental Pay Plan. Each participant who became entitled to payments under the Plan was paid 25% of the total amount payable to that participant on April 15, 2002, an additional 25% on October 15, 2002 and the final 50% on November 20, 2002.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Frank J. Hevrdejs and Mr. Rolf H. Towe served during fiscal 2002 as members of our Compensation Committee. Neither of them was at any time during fiscal 2002, or at any other time, an officer or employee of Holdings or Chemicals. Further, none of our executive officers served as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of another entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee at any time during fiscal 2002.

  COMPENSATION COMMITTEE

     Our executive compensation program is administered by the Compensation Committee of our Board of Directors. This committee, which is comprised of non-employee directors, is responsible for discharging the compensation responsibilities of our Board. This committee reviews general compensation issues and determines the compensation of all of our senior executives and other key employees and recommends and administers our employee benefit plans that provide benefits to our senior executives.

  PERFORMANCE GRAPH

     The following Stock Performance Graph compares Holdings' cumulative total stockholder return on shares of our common stock for a five-year period with the cumulative total return of the Standard & Poor's Stock Index and the Standard & Poor's Chemicals Index. The graph assumes $100 was invested on September 30, 1997 in shares of our common stock, the S&P 500 Index and the S&P Chemicals Index and that dividends were reinvested.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG STERLING CHEMICALS HOLDINGS, INC., THE S & P 500 INDEX
                   AND THE S & P DIVERSIFIED CHEMICALS INDEX

                                      LOGO

                                                          CUMULATIVE TOTAL RETURN
                                             --------------------------------------------------
                                              9/97     9/98     9/99     9/00     9/01    9/02
                                             ------   ------   ------   ------   ------   -----
STERLING CHEMICALS HOLDINGS, INC...........  100.00    59.18    28.57    16.59     1.63    0.33

S & P 500..................................  100.00   109.05   139.37   157.88   115.85   92.12

S & P DIVERSIFIED CHEMICALS................  100.00   100.39   103.49    80.67    86.55   81.59

---------------

* $100 invested on 9/30/97 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

  Copyright (C) 2002, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

     In connection with our recapitalization in August 1996, Holdings' common stock was delisted from the New York Stock Exchange and is now included in the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. We believe that this delisting, combined with the contemporaneous significant reductions in the overall number of outstanding shares and record holders of our common stock, and our bankruptcy proceedings, have significantly reduced the liquidity of the trading market for shares of Holdings' common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the ownership of our common stock as of December 13, 2002 by (i) each of our directors, (ii) each of our executive officers named in the Executive Compensation Table, (iii) all those known by us to be the beneficial owner of more than 5% of our common stock and (iv) all of our directors and executive officers as a group. Unless otherwise noted, the mailing address of each such owner is 1200 Smith Street, Suite 1900, Houston, Texas 77002-4312. The stock ownership of the persons to be designated as board members of reorganized Chemicals upon our emergence from Chapter 11 is not presented, as such shares are not yet issued.

                                                                                  PERCENT OF
                                              NUMBER OF       RIGHT TO            OUTSTANDING
NAME                                       SHARES OWNED(1)   ACQUIRE(2)   TOTAL     SHARES
----                                       ---------------   ----------   -----   -----------
Frank P. Diassi..........................         0              0          0          0
Robert W. Roten..........................         0              0          0          0
Frank J. Hevrdejs........................         0              0          0          0
Hunter Nelson............................         0              0          0          0
Rolf H. Towe.............................         0              0          0          0
David G. Elkins..........................         0              0          0          0
Richard K. Crump.........................         0              0          0          0
Paul G. Vanderhoven......................         0              0          0          0
Directors and Officers as a Group (8
  persons)...............................         0              0          0          0

---------------

(1) Includes shares of our common stock for which the named person:

    - has sole voting and investment power or

    - has shared voting and investment power with his or her spouse.

(2) Shares of our common stock that can be acquired through the exercise of outstanding warrants or stock options within 60 days. All of the outstanding warrants and stock options will be cancelled pursuant to the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     One of the directors, Robert W. Roten, is a party to a Consulting Agreement with Holdings dated January 1, 2002 pursuant to which Mr. Roten is paid $10,000 per month and is reimbursed his expenses in exchange for consulting and advisory services. Mr. Roten will no longer be a director after our emergence from Chapter 11.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

          1. Consolidated Financial Statements

     See "Item 8. Financial Statements and Supplementary Data -- Index to Financial Statements." In addition, the consolidated financial statements of Sterling Canada, Inc. and Sterling Pulp Chemicals, Ltd. for the years ended September 30, 2002, 2001, and 2000 are filed as Exhibits 99.4 and 99.5 hereto.

          2. All schedules for which provision is made in Regulation S-X are not required under the related instruction or are inapplicable and, therefore, have been omitted.

          3. Exhibits

     The following exhibits are filed as part of this Form 10-K:

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
 **2.1       --    Certificate of Ownership and Merger merging Sterling
                   Chemicals Holdings, Inc. into Sterling Chemicals, Inc.
   2.2       --    Joint Plan of Reorganization of Sterling Chemicals Holdings,
                   Inc., et. al., Debtors, dated October 14, 2002, incorporated herein by reference to Exhibit 2.1 of our Form 8-K filed
                   with the SEC on November 26, 2002.
   2.3       --    First Modification to Joint Plan of Reorganization of
                   Sterling Chemicals Holdings, Inc., et. al., Debtors, dated
                   November 18, 2002, incorporated herein by reference to
                   Exhibit 2.2 of our Form 8-K filed with the SEC on November
                   26, 2002.
   2.4       --    Plan Supplement Pursuant to Section 12.15 to Joint Plan of
                   Reorganization of Sterling Chemicals Holdings, Inc., et.
                   al., Debtors, dated November 13, 2002 (forms of
                   reorganization documents), incorporated herein by reference to Exhibit 2.3 of our Form 8-K filed with the SEC on
                   November 26, 2002.
   2.5       --    Notice of Designation of Board of Directors Pursuant to
                   Section 6.11 of Joint Plan of Reorganization dated November
                   15, 2002 of Sterling Chemicals Holdings, Inc., et. al.
                   Debtors, incorporated herein by reference to Exhibit 2.4 of our Form 8-K filed with the SEC on November 26, 2002.
   2.6       --    Order Confirming the Joint Plan of Reorganization of
                   Sterling Chemicals, Inc. and Debtors dated November 20,
                   2002, incorporated herein by reference to Exhibit 2.5 of our
                   Form 8-K filed with the SEC on November 26, 2002.
 **3.1       --    Amended and Restated Certificate of Incorporation of
                   Sterling Chemicals, Inc.
 **3.2       --    Audit and Compliance Committee Charter of Sterling
                   Chemicals, Inc.
 **3.3       --    Restated Bylaws of Sterling Chemicals, Inc.
   4.1       --    Indenture dated as of August 15, 1996 between Sterling
                   Chemicals, Inc. and Fleet National Bank governing the
                   11 3/4% Senior Subordinated Notes due 2006 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition
                   Corp. and STX Chemicals Corp. (Registration No. 333-04343).
   4.1(a)    --    First Supplemental Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended March 31, 1998.
   4.1(b)    --    Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended March 31, 1998.
   4.1(c)    --    Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                   Inc., State Street Bank and Trust Company (successor to
                   Fleet National Bank) and HSBC Bank USA related to the
                   11 3/4% Senior Subordinated Notes due 2006 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.18 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 2001.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
   4.2       --    Indenture dated as of April 7, 1997 between Sterling
                   Chemicals, Inc. and Fleet National Bank governing the
                   11 1/4% Senior Subordinated Notes due 2007 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended March 31, 1997.
   4.2(a)    --    First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended March 31, 1998.
   4.2(b)    --    Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                   Inc., State Street Bank and Trust Company (successor to
                   Fleet National Bank) and HSBC Bank USA related to the
                   11 1/4% Senior Subordinated Notes due 2006 of Sterling
                   Chemicals, Inc., incorporated by reference from Exhibit 4.19 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 2001.
   4.3       --    Indenture dated as of July 23, 1999 among Sterling
                   Chemicals, Inc., as Issuer, Sterling Canada Inc., Sterling
                   Chemicals Energy, Inc., Sterling Chemicals International,
                   Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US,
                   Inc., and Sterling Pulp Chemicals, Inc., as Guarantors, and
                   Harris Trust Company of New York, as Trustee, incorporated by reference from Exhibit 4.9 to our Quarterly Report on
                   Form 10-Q for the quarterly period ended June 30, 1999.
   4.4       --    Second Deed of Trust, Assignment of Leases and Rents,
                   Security Agreement and Fixture Filing dated as of July 23,
                   1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                   Trustee for the benefit of Harris Trust Company of New York,
                   Beneficiary, incorporated by reference from Exhibit 4.10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.5       --    Second Mortgage, Assignment of Leases and Rents, Security
                   Agreement and Fixture Filing dated as of July 23, 1999
                   between Sterling Fibers, Inc., Mortgagor, and Harris Trust
                   Company of New York, Mortgagee, incorporated by reference
                   from Exhibit 4.11 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.6       --    Second Leasehold Deed to Secure Debt, Assignment and
                   Security Agreement dated as of July 23, 1999 by Sterling
                   Pulp Chemicals, Inc., Grantor, to Harris Trust Company of
                   New York, as Collateral Agent, and U.S. Bank Trust National
                   Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.7       --    Security Agreement dated as of July 23, 1999 among Sterling
                   Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                   Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                   Chemicals International, Inc., as Assignors, and Harris
                   Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.13 to our Quarterly Report on
                   Form 10-Q for the quarterly period ended June 30, 1999.
   4.8       --    Stock Pledge and Security Agreement dated as of July 23,
                   1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and
                   Harris Trust Company of New York, as Collateral Agent,
                   incorporated by reference from Exhibit 4.14 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1999.
   4.9       --    Stock Pledge and Security Agreement dated as of July 23,
                   1999 among Sterling Chemicals, Inc. and Sterling Canada,
                   Inc., as Pledgors, and Harris Trust Company of New York, as
                   Collateral Agent, incorporated by reference from Exhibit
                   4.15 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
   4.10      --    Revolving Credit Agreement dated as of July 19, 2001 among
                   Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                   Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                   Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                   Sterling Chemicals International, Inc., as the Borrowers,
                   The CIT Group/Business Credit, Inc., as the Administrative
                   Agent, and various financial institutions, as the Lenders, incorporated by reference from Exhibit 4.1 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   2001.
   4.10(a)   --    First Amendment to Revolving Credit Agreement dated as of
                   August 17, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders, incorporated by reference from
                   Exhibit 4.18(a) of our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2001.
   4.10(b)   --    Second Amendment to Revolving Credit Agreement dated as of
                   August 29, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders, incorporated by reference from
                   Exhibit 4.18(b) of our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2001.
   4.10(c)   --    Third Amendment to Revolving Credit Agreement dated as of
                   September 7, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders, incorporated by reference from
                   Exhibit 4.18(c) of our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2001.
   4.10(d)   --    Fourth Amendment to Revolving Credit Agreement dated as of
                   October 10, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders, incorporated by reference from
                   Exhibit 4.18(d) of our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2001.
   4.10(e)   --    Fifth Amendment to Revolving Credit Agreement dated as of
                   June 14, 2002 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders, incorporated by reference from
                   Exhibit 4.1 to our Quarterly Report on Form 10-Q for the
                   quarterly period ended June 30, 2002.
 **4.10(f)   --    Sixth Amendment to Revolving Credit Agreement dated as of
                   August 19, 2002 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders.
 **4.10(g)   --    Seventh Amendment to Revolving Credit Agreement dated as of
                   September 26, 2002 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
 **4.10(h)   --    Eighth Amendment to Revolving Credit Agreement dated as of
                   December 6, 2002 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                   as the Administrative Agent, and various financial
                   institutions, as the Lenders.
   4.11      --    Fixed Assets Secured Parties Deed of Trust, Assignment of
                   Leases and Rents, Security Agreement and Fixture Filing
                   dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                   Trustor, to R. Christian Brose, Trustee for the benefit of
                   The CIT Group/Business Credit, Inc., as Administrative and
                   Collateral Agent, Beneficiary, incorporated by reference
                   from Exhibit 4.4 to our Quarterly Report on Form 10-Q for
                   the quarterly period ended June 30, 2001.
   4.12      --    Current Assets Secured Parties Deed of Trust, Assignment of
                   Leases and Rents, Security Agreement and Fixture Filing
                   dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                   Trustor, to R. Christian Brose, Trustee for the benefit of
                   The CIT Group/Business Credit, Inc., as Administrative and
                   Collateral Agent, Beneficiary, incorporated by reference
                   from Exhibit 4.5 to the Company's Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 2001.
   4.13      --    Fixed Assets Secured Parties Mortgage, Assignment of Leases
                   and Rents, Security Agreement and Fixture Filing dated as of
                   July 19, 2001 by Sterling Fibers, Inc., Mortgagor, to The
                   CIT Group/Business Credit, Inc., Mortgagee, incorporated by reference from Exhibit 4.6 to our Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 2001.
   4.14      --    Current Assets Secured Parties Mortgage, Assignment of
                   Leases and Rents, Security Agreement and Fixture Filing
                   dated as of July 19, 2001 by Sterling Fibers, Inc.,
                   Mortgagor, to The CIT Group/Business Credit, Inc.,
                   Mortgagee, incorporated by reference from Exhibit 4.7 to our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 2001.
   4.15      --    Fixed Assets Secured Parties Leasehold Deed to Secure Debt,
                   Assignment and Security Agreement dated as of July 19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT Group/Business
                   Credit, Inc., as Administrative Agent, incorporated by
                   reference from Exhibit 4.8 to our Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 2001.
   4.16      --    Current Assets Secured Parties Leasehold Deed to Secure
                   Debt, Assignment and Security Agreement dated as of July 19,
                   2001 by Sterling Pulp Chemicals, Inc. to The CIT
                   Group/Business Credit, Inc., as Administrative Agent,
                   incorporated by reference from Exhibit 4.9 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   2001.
   4.17      --    Fixed Assets Secured Parties Security Agreement dated as of
                   July 19, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Grantors, and The CIT Group/Business Credit,
                   Inc., as Administrative Agent for each of the Fixed Assets
                   Secured Parties, incorporated by reference from Exhibit 4.10 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 2001.
   4.18      --    Current Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                   Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                   Chemicals Energy, Inc. and Sterling Chemicals International,
                   Inc., as the Grantors, and The CIT Group/Business Credit,
                   Inc., as Administrative Agent for each of the Current Assets
                   Secured Parties, incorporated by reference from Exhibit 4.11 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 2001.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
   4.19      --    Fixed Assets Secured Parties Obligor Pledge Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                   Canada, Inc. and Sterling Pulp Chemicals US, Inc., as the
                   Pledgors, and The CIT Group/Business Credit, Inc., as
                   Administrative Agent for each of the Fixed Assets Secured
                   Parties, incorporated by reference from Exhibit 4.12 to our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 2001.
   4.20      --    Current Assets Secured Parties Obligor Pledge Agreement
                   dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                   Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc.,
                   as the Pledgors, and The CIT Group/Business Credit, Inc., as
                   Administrative Agent for each of the Current Assets Secured
                   Parties, incorporated by reference from Exhibit 4.13 to our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 2001.
   4.21      --    Revolving Credit Agreement dated as of July 23, 1999 among
                   Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                   Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                   Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                   Sterling Chemicals International, Inc., as the Borrowers,
                   The CIT Group/Business Credit, Inc., as the Administrative
                   Agent, Credit Suisse First Boston, as the Documentation
                   Agent, DLJ Capital Funding, Inc., as the Syndication Agent,
                   and various financial institutions, as the Lenders,
                   incorporated by reference from Exhibit 4.1 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1999.
   4.21(a)   --    First Amendment to Revolving Credit Agreement dated
                   effective as of December 17, 1999 among Sterling Chemicals,
                   Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                   Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                   Sterling Chemicals Energy, Inc. and Sterling Chemicals
                   International, Inc., as the Borrowers, The CIT
                   Group/Business Credit, Inc., as the Administrative Agent,
                   Credit Suisse First Boston, as the Documentation Agent, DLJ
                   Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by
                   reference from Exhibit 4.20(a) of our Annual Report on Form
                   10-K for the fiscal year ended September 30, 1999.
   4.22      --    Deed of Trust, Assignment of Leases and Rents, Security
                   Agreement and Fixture Filing dated as of July 23, 1999 by
                   Sterling Chemicals, Inc., Trustor, to Linda H. Earle,
                   Trustee for the benefit of The CIT Group/Business Credit,
                   Inc., as Administrative and Collateral Agent, Beneficiary,
                   incorporated by reference from Exhibit 4.2 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1999.
   4.23      --    Mortgage, Assignment of Leases and Rents, Security Agreement
                   and Fixture Filing dated as of July 23, 1999 by Sterling
                   Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                   Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly
                   period ended June 30, 1999.
   4.24      --    Leasehold Deed to Secure Debt, Assignment and Security
                   Agreement dated as of July 23, 1999 by Sterling Pulp
                   Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                   Administrative Agent, and U.S. Bank Trust National
                   Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for
                   the quarterly period ended June 30, 1999.
   4.25      --    Fixed Assets Security Agreement dated as of July 23, 1999
                   among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                   Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                   Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                   and Sterling Chemicals International, Inc., as the Grantors,
                   and The CIT Group/Business Credit, Inc., as Administrative
                   Agent for each of the Fixed Assets Secured Parties,
                   incorporated by reference from Exhibit 4.5 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1999.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
   4.26      --    Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                   Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                   Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                   and Sterling Chemicals International, Inc., as the Grantors,
                   and The CIT Group/Business Credit, Inc., as Administrative
                   Agent for each of the Current Assets Secured Parties,
                   incorporated by reference from Exhibit 4.6 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended June 30,
                   1999.
   4.27      --    Obligor Pledge Agreement dated as of July 23, 1999 among
                   Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling
                   Pulp Chemicals US, Inc., as the Pledgors, and The CIT
                   Group/Business Credit, Inc., as Administrative Agent for
                   each of the Fixed Assets Secured Parties, incorporated by
                   reference from Exhibit 4.8 to our Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 1999.
   4.28      --    Senior Debt Intercreditor Agreement dated as of July 23,
                   1999 among Harris Trust Company of New York, as Trustee, The
                   CIT Group/Business Credit, Inc., as Administrative Agent,
                   and Sterling Chemicals, Inc., incorporated by reference from
                   Exhibit 4.17 to our Quarterly Report on Form 10-Q for the
                   quarterly period ended June 30, 1999.
   4.29      --    Financing Agreement dated as of July 11, 2001 between
                   Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                   Inc., incorporated by reference from Exhibit 4.14 to our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 2001
   4.29(a)   --    Letter Agreement dated July 26, 2001 between Sterling Pulp
                   Chemicals, Ltd. and CIT Business Credit Canada Inc. amending the Financing Agreement in certain respects, incorporated by reference from Exhibit 4.41(a) of our Annual Report on Form
                   10-K for the fiscal year ended September 30, 2001.
   4.29(b)   --    Letter Agreement dated September 14, 2001 between Sterling
                   Pulp Chemicals, Ltd. and CIT Business Credit Canada Inc.
                   amending the Financing Agreement in certain respects,
                   incorporated by reference from Exhibit 4.41(b) of our Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   2001.
   4.29(c)   --    Letter Agreement dated January 30, 2002 between Sterling
                   Pulp Chemicals, Ltd. and CIT Business Credit Canada Inc.
                   amending the Financing Agreement in certain respects,
                   incorporated by reference from Exhibit 4.1 of our Quarterly
                   Report on Form 10-Q for the quarterly period ended December
                   31, 2001.
   4.30      --    Demand Debenture dated as of July 11, 2001 by Sterling Pulp
                   Chemicals, Ltd. in favor of CIT Business Credit Canada Inc., as Holder, and the Lenders, incorporated by reference from
                   Exhibit 4.15 to our Quarterly Report on Form 10-Q for the
                   quarterly period ended June 30, 2001.
   4.31      --    Debenture Pledge Agreement dated as of July 11, 2001 between
                   Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                   Inc., incorporated by reference from Exhibit 4.16 to our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   June 30, 2001.
   4.32      --    Deed of Hypothec dated as of July 13, 2001 between Sterling
                   Pulp Chemicals, Ltd. and CIBC Mellon Trust Company, as
                   holder of power of attorney for all present and future
                   holders of the Demand Debenture dated July 11, 2001 by
                   Sterling Pulp Chemicals, Ltd. in favor of CIT Business
                   Credit Canada Inc., incorporated by reference from Exhibit
                   4.17 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
   4.33      --    Credit Agreement dated as of July 24, 2002, among Sterling
                   Pulp Chemicals (Sask) Ltd., as Borrower, Bank of Montreal,
                   as Agent, and the other Lenders from time to time a party
                   thereto, incorporated by reference from Exhibit 4.2 of our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   December 31, 2001.
  10.1       --    Third Amended and Restated Key Employee Protection Plan,
                   incorporated by reference from Exhibit 10.2 of our Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   2001.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
  10.2       --    Amended and Restated Supplemental Pay Plan, incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form
                   10-Q for the quarterly period ended June 30, 2001.
**10.2(a)    --    First Amendment to Amended and Restated Supplemental Pay
                   Plan.
  10.3       --    Amended and Restated Retention Bonus Plan, incorporated by reference from Exhibit 10.4 of our Annual Report on Form
                   10-K for the fiscal year ended September 30, 2001.
  10.4       --    Amended and Restated Supplemental Bonus Plan, incorporated by reference from Exhibit 10.5 of our Annual Report on Form
                   10-K for the fiscal year ended September 30, 2001.
  10.5       --    Second Amended and Restated Severance Pay Plan, incorporated by reference from Exhibit 10.6 of our Annual Report on Form
                   10-K for the fiscal year ended September 30, 2001.
  10.6       --    Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                   Incentive Plan, as amended, incorporated by reference from
                   Exhibit 10.3 to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2000.
  10.7       --    Sterling Chemicals, Inc. Amended and Restated Salaried
                   Employees' Pension Plan (Effective as of May 1, 1996),
                   incorporated by reference from Exhibit 10.4 to our Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   2000.
  10.7(a)    --    First Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Salaried Employees' Pension Plan (Effective as of
                   January 31, 1997), incorporated by reference from Exhibit
                   10.4(a) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.7(b)    --    Second Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Salaried Employees' Pension Plan (Effective as of
                   January 1, 1997), incorporated by reference from Exhibit
                   10.4(b) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.7(c)    --    Third Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Salaried Employees' Pension Plan (Effective as of
                   November 1, 1998), incorporated by reference from Exhibit
                   10.4(c) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.7(d)    --    Fourth Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Salaried Employees' Pension Plan (Effective as of
                   December 31, 1998), incorporated by reference from Exhibit
                   10.4(d) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.7(e)    --    Fifth Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Salaried Employees' Pension Plan (Effective as of
                   April 1, 1999), incorporated by reference from Exhibit
                   10.4(e) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.7(f)    --    Sixth Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Salaried Employees' Pension Plan (Effective as of
                   May 14, 1999), incorporated by reference from Exhibit
                   10.4(f) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.8       --    Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                   incorporated by reference from Exhibit 10.10 to our
                   Registration Statement on Form S-1 (Registration No.
                   33-24020).
  10.9       --    Sterling Chemicals, Inc. Amended and Restated Supplemental
                   Employee Retirement Plan, incorporated by reference from
                   Exhibit 10.34 to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 1989 (Commission File Number
                   1-10059).
  10.10      --    Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                   Employees' Pension Plan (Effective as of May 1, 1996),
                   incorporated by reference from Exhibit 10.3(c) to our Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   1996.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
  10.10(a)   --    First Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Hourly Paid Employees' Pension Plan (Effective as
                   of December 31, 1998), incorporated by reference from
                   Exhibit 10.7(a) to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2000.
  10.10(b)   --    Second Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Hourly Paid Employees' Pension Plan (Effective as
                   of December 17, 1998), incorporated by reference from
                   Exhibit 10.7(b) to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2000.
  10.10(c)   --    Third Amendment to the Sterling Chemicals, Inc. Amended and
                   Restated Hourly Paid Employees' Pension Plan (Effective as
                   of September 20, 1999), incorporated by reference from
                   Exhibit 10.7(c) to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2000.
  10.11      --    Sterling Chemicals, Inc. Sixth Amended and Restated Savings
                   and Investment Plan dated as of October 1, 2000,
                   incorporated by reference from Exhibit 10.8 to our Annual
                   Report on Form 10-K for the fiscal year ended September 30,
                   2000.
  10.11(a)   --    First Amendment to the Sixth Amended and Restated Savings
                   and Investment Plan dated as of October 1, 2000,
                   incorporated by reference from Exhibit 10.1 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended December
                   31, 2001.
  10.12      --    Sterling Chemicals ESOP, incorporated by reference from
                   Exhibit 10.6 to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 1996.
  10.12(a)   --    Sterling Chemicals ESOP (First Amendment) (Effective as of
                   December 27, 1996), incorporated by reference from Exhibit
                   10.9(a) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.12(b)   --    Sterling Chemicals ESOP (Second Amendment) (Effective as of
                   August 21, 1996), incorporated by reference from Exhibit
                   10.9(b) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.12(c)   --    Third Amendment to Sterling Chemicals ESOP (Effective as of
                   January 31, 1997), incorporated by reference from Exhibit
                   10.9(c) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.12(d)   --    Fourth Amendment to Sterling Chemicals ESOP (Effective as of
                   November 1, 1998) incorporated by reference from Exhibit
                   10.9(d) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
  10.12(e)   --    Fifth Amendment to Sterling Chemicals ESOP (Effective as of
                   December 31, 1998) incorporated by reference from Exhibit
                   10.9(e) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 2000.
**10.13      --    Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                   Council, AFL-CIO Texas City, Texas, September 28, 2002 to
                   May 1, 2004.
  10.14      --    Agreement between Sterling Pulp Chemicals Ltd., North
                   Vancouver, British Columbia, and Pulp, Paper and Woodworkers
                   of Canada, Local 5, British Columbia, effective December 1,
                   2000 to November 30, 2003, incorporated by reference from
                   Exhibit 10.15 to our Annual Report on Form 10-K for the
                   fiscal year ended September 30, 2001.
  10.15      --    Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by
                   reference from Exhibit 10.17 to our Annual Report on Form
                   10-K for the fiscal year ended September 30, 1996.
**10.16      --    Employment Agreement dated as of January 23, 2001 between
                   David G. Elkins and the Company.
**10.17      --    Consulting Agreement dated as of January 1, 2002 between
                   Robert W. Roten and Sterling Chemicals Holdings, Inc.

 EXHIBIT
  NUMBER                              DESCRIPTION OF EXHIBIT
 -------                              ----------------------
 +10.18      --    Amended and Restated Production Agreement dated March 31,
                   1998 between BP Chemicals, Inc. and Sterling Chemicals,
                   Inc., incorporated by reference from Exhibit 10.2 to our
                   Quarterly Report on Form 10-Q for the quarterly period ended
                   March 31, 1998.
 +10.19      --    Second Amended and Restated Production Agreement dated
                   effective as of August 1, 1996 between BP Chemicals Inc. and
                   Sterling Chemicals, Inc., incorporated by reference from
                   Exhibit 10.3 to our Quarterly Report on Form 10-Q for the
                   quarterly period ended March 31, 1998.
 +10.19(a)   --    Amendment to Second Amended and Restated Production
                   Agreement dated as of March 1, 2001 between Sterling
                   Chemicals, Inc. and BP Chemicals Inc., incorporated by
                   reference from Exhibit 10.1 to our Quarterly Report on Form
                   10-Q for the quarterly period ended March 31, 2001.
 +10.20      --    Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling
                   Chemicals, Inc., incorporated by referenced from Exhibit
                   10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
  10.21      --    License Agreement dated August 1, 1986 between Monsanto
                   Company and Sterling Chemicals, Inc. incorporated by
                   reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020).
 +10.22      --    Joint Venture Agreement dated March 31, 1998 between
                   Sterling Chemicals, Inc. and BP Chemicals, Inc.,
                   incorporated by reference from Exhibit 10.4 to our Quarterly
                   Report on Form 10-Q for the quarterly period ended March 31,
                   1998.
 +10.22(a)   --    First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                   Chemicals Inc., incorporated by reference from Exhibit
                   10.26(a) to our Annual Report on Form 10-K for the fiscal
                   year ended September 30, 1998.
**10.23      --    Asset and Stock Purchase Agreement among Sterling Chemicals,
                   Inc. and Sterling Canada, Inc., Sterling Pulp Chemicals US
                   Inc., Sterling Pulp Chemicals, Inc. and Sterling Chemicals
                   Acquisitions, Inc. as Sellers and Superior Propane Inc. as
                   Purchasers, dated as of November 13, 2002.
**10.24      --    Investment Agreement dated as of October 11, 2002 between
                   Sterling Chemicals Holdings, Inc. and Sterling Chemicals,
                   Inc. and Resurgence Asset Management, L.L.C.
**21.1       --    Subsidiaries of Sterling Chemicals Holdings, Inc.
**99.1       --    Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.
**99.2       --    Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.
**99.3       --    Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.
**99.4       --    Sterling Canada, Inc. consolidated financial statements and notes thereto for the years ended September 30, 2002, 2001 and 2000, including independent auditors' report.
**99.5       --    Sterling Pulp Chemicals, Ltd. financial statements and notes thereto for the years ended September 30, 2002, 2001 and
                   2000, including independent auditors' report.

---------------

 ** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.

     (b) Reports on Form 8-K.

          i. On August 23, 2002, we filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          ii. On September 26, 2002, we filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          iii. On October 25, 2002, we filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

          iv. On November 14, 2002, we filed a Current Report on Form 8-K reporting Items 5 and 7 of such Form related to our sale of the pulp chemicals business.

          v. On November 26, 2002, we filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the confirmation of the plan of reorganization.

          vi. On December 2, 2002, we filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STERLING CHEMICALS, INC.
                                          (Registrant)

                                          By       /s/ DAVID G. ELKINS
                                            ------------------------------------
                                                     (David G. Elkins)
                                              President and Co-Chief Executive
                                                           Officer

                                          By      /s/ RICHARD K. CRUMP
                                            ------------------------------------
                                                     (Richard K. Crump)
                                                 Co-Chief Executive Officer

Date: December 13, 2002

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF EACH OF THE REGISTRANTS AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                    SIGNATURE                                     TITLE                      DATE
                    ---------                                     -----                      ----
Principal Executive Officers:

               /s/ DAVID G. ELKINS                       President and Co-Chief        December 13, 2002
 ------------------------------------------------           Executive Officer
                (David G. Elkins)


               /s/ RICHARD K. CRUMP                    Co-Chief Executive Officer      December 13, 2002
 ------------------------------------------------
                Richard K. Crump)


Principal Finance Officer:

             /s/ PAUL G. VANDERHOVEN                   Vice President-Finance and      December 13, 2002
 ------------------------------------------------        Chief Financial Officer
              (Paul G. Vanderhoven)


Principal Accounting Officer:

                /s/ JOHN R. BEAVER                        Corporate Controller         December 13, 2002
 ------------------------------------------------
                 (John R. Beaver)


               /s/ ROBERT W. ROTEN                      Chairman of the Board of       December 13, 2002
 ------------------------------------------------               Directors
                (Robert W. Roten)


              /s/ FRANK J. HEVRDEJS                             Director               December 13, 2002
 ------------------------------------------------
               (Frank J. Hevrdejs)


               /s/ T. HUNTER NELSON                             Director               December 13, 2002
 ------------------------------------------------
                (T. Hunter Nelson)


                 /s/ ROLF H. TOWE                               Director               December 13, 2002
 ------------------------------------------------
                  (Rolf H. Towe)

                                 CERTIFICATIONS

I, David G. Elkins, certify that:

     1. I have reviewed this annual report on Form 10-K of Sterling Chemicals, Inc. and subsidiaries;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ DAVID G. ELKINS
                                          --------------------------------------
                                                    (David G. Elkins)
                                             President and Co-Chief Executive
                                                         Officer

Date: December 13, 2002

                                 CERTIFICATIONS

I, Richard K. Crump, certify that:

     1. I have reviewed this annual report on Form 10-K of Sterling Chemicals, Inc. and subsidiaries;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ RICHARD K. CRUMP
                                          --------------------------------------
                                                    (Richard K. Crump)
                                                Co-Chief Executive Officer

Date: December 13, 2002

                                 CERTIFICATIONS

I, Paul G. Vanderhoven, certify that:

     1. I have reviewed this annual report on Form 10-K of Sterling Chemicals, Inc. and subsidiaries;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                /s/ PAUL G. VANDERHOVEN
                                          --------------------------------------
                                                  (Paul G. Vanderhoven)
                                              Vice President -- Finance and
                                                 Chief Financial Officer

Date: December 13, 2002

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
 **2.1       --   Certificate of Ownership and Merger merging Sterling
                  Chemicals Holdings, Inc. into Sterling Chemicals, Inc.
   2.2       --   Joint Plan of Reorganization of Sterling Chemicals Holdings,
                  Inc., et. al., Debtors, dated October 14, 2002, incorporated herein by reference to Exhibit 2.1 of our Form 8-K filed
                  with the SEC on November 26, 2002.
   2.3       --   First Modification to Joint Plan of Reorganization of
                  Sterling Chemicals Holdings, Inc., et. al., Debtors, dated
                  November 18, 2002, incorporated herein by reference to
                  Exhibit 2.2 of our Form 8-K filed with the SEC on November
                  26, 2002.
   2.4       --   Plan Supplement Pursuant to Section 12.15 to Joint Plan of
                  Reorganization of Sterling Chemicals Holdings, Inc., et.
                  al., Debtors, dated November 13, 2002 (forms of
                  reorganization documents) , incorporated herein by reference to Exhibit 2.3 of our Form 8-K filed with the SEC on
                  November 26, 2002.
   2.5       --   Notice of Designation of Board of Directors Pursuant to
                  Section 6.11 of Joint Plan of Reorganization dated November
                  15, 2002 of Sterling Chemicals Holdings, Inc., et. al.
                  Debtors, incorporated herein by reference to Exhibit 2.4 of our Form 8-K filed with the SEC on November 26, 2002.
   2.6       --   Order Confirming the Joint Plan of Reorganization of
                  Sterling Chemicals, Inc. and Debtors dated November 20,
                  2002, incorporated herein by reference to Exhibit 2.5 of our
                  Form 8-K filed with the SEC on November 26, 2002.
 **3.1       --   Amended and Restated Certificate of Incorporation of
                  Sterling Chemicals, Inc.
 **3.2       --   Audit and Compliance Committee Charter of Sterling
                  Chemicals, Inc.
 **3.3       --   Bylaws of Sterling Chemicals, Inc.
   4.1       --   Indenture dated as of August 15, 1996 between Sterling
                  Chemicals, Inc. and Fleet National Bank governing the
                  11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.7 to the Registration Statement on Form S-1 of STX Acquisition
                  Corp. and STX Chemicals Corp. (Registration No. 333-04343).
   4.1(a)    --   First Supplemental Indenture dated October 1, 1997 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.
   4.1(b)    --   Second Supplemental Indenture dated March 16, 1998 governing the 11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.
   4.1(c)    --   Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                  Inc., State Street Bank and Trust Company (successor to
                  Fleet National Bank) and HSBC Bank USA related to the
                  11 3/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.18 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.2       --   Indenture dated as of April 7, 1997 between Sterling
                  Chemicals, Inc. and Fleet National Bank governing the
                  11 1/4% Senior Subordinated Notes due 2007 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1997.
   4.2(a)    --   First Supplemental Indenture dated March 16, 1998 governing the 11 1/4% Senior Subordinated Notes due 2007 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended March 31, 1998.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.2(b)    --   Instrument of Resignation, Appointment and Acceptance dated effective as of July 27, 2001 among Sterling Chemicals,
                  Inc., State Street Bank and Trust Company (successor to
                  Fleet National Bank) and HSBC Bank USA related to the
                  11 1/4% Senior Subordinated Notes due 2006 of Sterling
                  Chemicals, Inc., incorporated by reference from Exhibit 4.19 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.3       --   Indenture dated as of July 23, 1999 among Sterling
                  Chemicals, Inc., as Issuer, Sterling Canada Inc., Sterling
                  Chemicals Energy, Inc., Sterling Chemicals International,
                  Inc., Sterling Fibers, Inc., Sterling Pulp Chemicals US,
                  Inc., and Sterling Pulp Chemicals, Inc., as Guarantors, and
                  Harris Trust Company of New York, as Trustee, incorporated by reference from Exhibit 4.9 to our Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1999.
   4.4       --   Second Deed of Trust, Assignment of Leases and Rents,
                  Security Agreement and Fixture Filing dated as of July 23,
                  1999 by Sterling Chemicals, Inc., Trustor, to John Dorris,
                  Trustee for the benefit of Harris Trust Company of New York,
                  Beneficiary, incorporated by reference from Exhibit 4.10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.5       --   Second Mortgage, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of July 23, 1999
                  between Sterling Fibers, Inc., Mortgagor, and Harris Trust
                  Company of New York, Mortgagee, incorporated by reference
                  from Exhibit 4.11 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.6       --   Second Leasehold Deed to Secure Debt, Assignment and
                  Security Agreement dated as of July 23, 1999 by Sterling
                  Pulp Chemicals, Inc., Grantor, to Harris Trust Company of
                  New York, as Collateral Agent, and U.S. Bank Trust National
                  Association, as Georgia co-agent, incorporated by reference from Exhibit 4.12 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.7       --   Security Agreement dated as of July 23, 1999 among Sterling
                  Chemicals, Inc., Sterling Canada, Inc., Sterling Pulp
                  Chemicals, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Fibers, Inc., Sterling Chemicals Energy, Inc., and Sterling
                  Chemicals International, Inc., as Assignors, and Harris
                  Trust Company of New York, as Collateral Agent, incorporated by reference from Exhibit 4.13 to our Quarterly Report on
                  Form 10-Q for the quarterly period ended June 30, 1999.
   4.8       --   Stock Pledge and Security Agreement dated as of July 23,
                  1999 among Sterling Chemicals, Inc., Sterling Canada, Inc., and Sterling Pulp Chemicals US, Inc., as Pledgors, and
                  Harris Trust Company of New York, as Collateral Agent,
                  incorporated by reference from Exhibit 4.14 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.9       --   Stock Pledge and Security Agreement dated as of July 23,
                  1999 among Sterling Chemicals, Inc. and Sterling Canada,
                  Inc., as Pledgors, and Harris Trust Company of New York, as
                  Collateral Agent, incorporated by reference from Exhibit
                  4.15 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
   4.10      --   Revolving Credit Agreement dated as of July 19, 2001 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                  Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                  Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                  Sterling Chemicals International, Inc., as the Borrowers,
                  The CIT Group/Business Credit, Inc., as the Administrative
                  Agent, and various financial institutions, as the Lenders, incorporated by reference from Exhibit 4.1 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.10(a)   --   First Amendment to Revolving Credit Agreement dated as of
                  August 17, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders, incorporated by reference from
                  Exhibit 4.18(a) of our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2001.
   4.10(b)   --   Second Amendment to Revolving Credit Agreement dated as of
                  August 29, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders, incorporated by reference from
                  Exhibit 4.18(b) of our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2001.
   4.10(c)   --   Third Amendment to Revolving Credit Agreement dated as of
                  September 7, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders, incorporated by reference from
                  Exhibit 4.18(c) of our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2001.
   4.10(d)   --   Fourth Amendment to Revolving Credit Agreement dated as of
                  October 10, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders, incorporated by reference from
                  Exhibit 4.18(d) of our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2001.
   4.10(e)   --   Fifth Amendment to Revolving Credit Agreement dated as of
                  June 14, 2002 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders, incorporated by reference from
                  Exhibit 4.1 to our Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2002.
 **4.10(f)   --   Sixth Amendment to Revolving Credit Agreement dated as of
                  August 19, 2002 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.10(g)   --   Seventh Amendment to Revolving Credit Agreement dated as of
                  September 26, 2002 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.
 **4.10(h)   --   Eighth Amendment to Revolving Credit Agreement dated as of
                  December 6, 2002 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Borrowers, The CIT Group/Business Credit, Inc.,
                  as the Administrative Agent, and various financial
                  institutions, as the Lenders.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.11      --   Fixed Assets Secured Parties Deed of Trust, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                  Trustor, to R. Christian Brose, Trustee for the benefit of
                  The CIT Group/Business Credit, Inc., as Administrative and
                  Collateral Agent, Beneficiary, incorporated by reference
                  from Exhibit 4.4 to our Quarterly Report on Form 10-Q for
                  the quarterly period ended June 30, 2001.
   4.12      --   Current Assets Secured Parties Deed of Trust, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Chemicals, Inc.,
                  Trustor, to R. Christian Brose, Trustee for the benefit of
                  The CIT Group/Business Credit, Inc., as Administrative and
                  Collateral Agent, Beneficiary, incorporated by reference
                  from Exhibit 4.5 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.13      --   Fixed Assets Secured Parties Mortgage, Assignment of Leases
                  and Rents, Security Agreement and Fixture Filing dated as of
                  July 19, 2001 by Sterling Fibers, Inc., Mortgagor, to The
                  CIT Group/Business Credit, Inc., Mortgagee, incorporated by reference from Exhibit 4.6 to our Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.14      --   Current Assets Secured Parties Mortgage, Assignment of
                  Leases and Rents, Security Agreement and Fixture Filing
                  dated as of July 19, 2001 by Sterling Fibers, Inc.,
                  Mortgagor, to The CIT Group/Business Credit, Inc.,
                  Mortgagee, incorporated by reference from Exhibit 4.7 to our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.
   4.15      --   Fixed Assets Secured Parties Leasehold Deed to Secure Debt,
                  Assignment and Security Agreement dated as of July 19, 2001 by Sterling Pulp Chemicals, Inc. to The CIT Group/Business
                  Credit, Inc., as Administrative Agent, incorporated by
                  reference from Exhibit 4.8 to our Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
   4.16      --   Current Assets Secured Parties Leasehold Deed to Secure
                  Debt, Assignment and Security Agreement dated as of July 19,
                  2001 by Sterling Pulp Chemicals, Inc. to The CIT
                  Group/Business Credit, Inc., as Administrative Agent,
                  incorporated by reference from Exhibit 4.9 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  2001.
   4.17      --   Fixed Assets Secured Parties Security Agreement dated as of
                  July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Grantors, and The CIT Group/Business Credit,
                  Inc., as Administrative Agent for each of the Fixed Assets
                  Secured Parties, incorporated by reference from Exhibit 4.10 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.18      --   Current Assets Secured Parties Security Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc., Sterling Pulp Chemicals US, Inc., Sterling
                  Pulp Chemicals, Inc., Sterling Fibers, Inc., Sterling
                  Chemicals Energy, Inc. and Sterling Chemicals International,
                  Inc., as the Grantors, and The CIT Group/Business Credit,
                  Inc., as Administrative Agent for each of the Current Assets
                  Secured Parties, incorporated by reference from Exhibit 4.11 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 2001.
   4.19      --   Fixed Assets Secured Parties Obligor Pledge Agreement dated as of July 19, 2001 among Sterling Chemicals, Inc., Sterling
                  Canada, Inc. and Sterling Pulp Chemicals US, Inc., as the
                  Pledgors, and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Fixed Assets Secured
                  Parties, incorporated by reference from Exhibit 4.12 to our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.20      --   Current Assets Secured Parties Obligor Pledge Agreement
                  dated as of July 19, 2001 among Sterling Chemicals, Inc.,
                  Sterling Canada, Inc. and Sterling Pulp Chemicals US, Inc.,
                  as the Pledgors, and The CIT Group/Business Credit, Inc., as
                  Administrative Agent for each of the Current Assets Secured
                  Parties, incorporated by reference from Exhibit 4.13 to our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.
   4.21      --   Revolving Credit Agreement dated as of July 23, 1999 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc., Sterling
                  Pulp Chemicals US, Inc., Sterling Pulp Chemicals, Inc.,
                  Sterling Fibers, Inc., Sterling Chemicals Energy, Inc. and
                  Sterling Chemicals International, Inc., as the Borrowers,
                  The CIT Group/Business Credit, Inc., as the Administrative
                  Agent, Credit Suisse First Boston, as the Documentation
                  Agent, DLJ Capital Funding, Inc., as the Syndication Agent,
                  and various financial institutions, as the Lenders,
                  incorporated by reference from Exhibit 4.1 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.21(a)   --   First Amendment to Revolving Credit Agreement dated
                  effective as of December 17, 1999 among Sterling Chemicals,
                  Inc., Sterling Canada, Inc., Sterling Pulp Chemicals US,
                  Inc., Sterling Pulp Chemicals, Inc., Sterling Fibers, Inc.,
                  Sterling Chemicals Energy, Inc. and Sterling Chemicals
                  International, Inc., as the Borrowers, The CIT
                  Group/Business Credit, Inc., as the Administrative Agent,
                  Credit Suisse First Boston, as the Documentation Agent, DLJ
                  Capital Funding, Inc., as the Syndication Agent, and various financial institutions, as the Lenders, incorporated by
                  reference from Exhibit 4.20(a) of our Annual Report on Form
                  10-K for the fiscal year ended September 30, 1999.
   4.22      --   Deed of Trust, Assignment of Leases and Rents, Security
                  Agreement and Fixture Filing dated as of July 23, 1999 by
                  Sterling Chemicals, Inc., Trustor, to Linda H. Earle,
                  Trustee for the benefit of The CIT Group/Business Credit,
                  Inc., as Administrative and Collateral Agent, Beneficiary,
                  incorporated by reference from Exhibit 4.2 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.23      --   Mortgage, Assignment of Leases and Rents, Security Agreement
                  and Fixture Filing dated as of July 23, 1999 by Sterling
                  Fibers, Inc., Mortgagor, to The CIT Group/Business Credit,
                  Inc., Mortgagee, incorporated by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly
                  period ended June 30, 1999.
   4.24      --   Leasehold Deed to Secure Debt, Assignment and Security
                  Agreement dated as of July 23, 1999 by Sterling Pulp
                  Chemicals, Inc. to The CIT Group/Business Credit, Inc., as
                  Administrative Agent, and U.S. Bank Trust National
                  Association, as Georgia co-agent, incorporated by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for
                  the quarterly period ended June 30, 1999.
   4.25      --   Fixed Assets Security Agreement dated as of July 23, 1999
                  among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                  Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                  Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                  and Sterling Chemicals International, Inc., as the Grantors,
                  and The CIT Group/Business Credit, Inc., as Administrative
                  Agent for each of the Fixed Assets Secured Parties,
                  incorporated by reference from Exhibit 4.5 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.
   4.26      --   Current Assets Security Agreement dated as of July 23, 1999 among Sterling Chemicals, Inc., Sterling Canada, Inc.,
                  Sterling Pulp Chemicals US, Inc., Sterling Pulp Chemicals,
                  Inc., Sterling Fibers, Inc., Sterling Chemicals Energy, Inc.
                  and Sterling Chemicals International, Inc., as the Grantors,
                  and The CIT Group/Business Credit, Inc., as Administrative
                  Agent for each of the Current Assets Secured Parties,
                  incorporated by reference from Exhibit 4.6 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended June 30,
                  1999.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
   4.27      --   Obligor Pledge Agreement dated as of July 23, 1999 among
                  Sterling Chemicals, Inc., Sterling Canada, Inc. and Sterling
                  Pulp Chemicals US, Inc., as the Pledgors, and The CIT
                  Group/Business Credit, Inc., as Administrative Agent for
                  each of the Fixed Assets Secured Parties, incorporated by
                  reference from Exhibit 4.8 to our Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 1999.
   4.28      --   Senior Debt Intercreditor Agreement dated as of July 23,
                  1999 among Harris Trust Company of New York, as Trustee, The
                  CIT Group/Business Credit, Inc., as Administrative Agent,
                  and Sterling Chemicals, Inc., incorporated by reference from
                  Exhibit 4.17 to our Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 1999.
   4.29      --   Financing Agreement dated as of July 11, 2001 between
                  Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                  Inc., incorporated by reference from Exhibit 4.14 to our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.
   4.29(a)   --   Letter Agreement dated July 26, 2001 between Sterling Pulp
                  Chemicals, Ltd. and CIT Business Credit Canada Inc. amending the Financing Agreement in certain respects, incorporated by reference from Exhibit 4.41(a) of our Annual Report on Form
                  10-K for the fiscal year ended September 30, 2001.
   4.29(b)   --   Letter Agreement dated September 14, 2001 between Sterling
                  Pulp Chemicals, Ltd. and CIT Business Credit Canada Inc.
                  amending the Financing Agreement in certain respects,
                  incorporated by reference from Exhibit 4.41(b) of our Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  2001.
   4.29(c)   --   Letter Agreement dated January 30, 2002 between Sterling
                  Pulp Chemicals, Ltd. and CIT Business Credit Canada Inc.
                  amending the Financing Agreement in certain respects,
                  incorporated by reference from Exhibit 4.1 of our Quarterly
                  Report on Form 10-Q for the quarterly period ended December
                  31, 2001.
   4.30      --   Demand Debenture dated as of July 11, 2001 by Sterling Pulp
                  Chemicals, Ltd. in favor of CIT Business Credit Canada Inc., as Holder, and the Lenders, incorporated by reference from
                  Exhibit 4.15 to our Quarterly Report on Form 10-Q for the
                  quarterly period ended June 30, 2001.
   4.31      --   Debenture Pledge Agreement dated as of July 11, 2001 between
                  Sterling Pulp Chemicals, Ltd. and CIT Business Credit Canada
                  Inc., incorporated by reference from Exhibit 4.16 to our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  June 30, 2001.
   4.32      --   Deed of Hypothec dated as of July 13, 2001 between Sterling
                  Pulp Chemicals, Ltd. and CIBC Mellon Trust Company, as
                  holder of power of attorney for all present and future
                  holders of the Demand Debenture dated July 11, 2001 by
                  Sterling Pulp Chemicals, Ltd. in favor of CIT Business
                  Credit Canada Inc., incorporated by reference from Exhibit
                  4.17 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
   4.33      --   Credit Agreement dated as of July 24, 2002, among Sterling
                  Pulp Chemicals (Sask) Ltd., as Borrower, Bank of Montreal,
                  as Agent, and the other Lenders from time to time a party
                  thereto, incorporated by reference from Exhibit 4.2 of our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  December 31, 2001.
  10.1       --   Third Amended and Restated Key Employee Protection Plan,
                  incorporated by reference from Exhibit 10.2 of our Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  2001.
  10.2       --   Amended and Restated Supplemental Pay Plan, incorporated by reference from Exhibit 10.1 to our Quarterly Report on Form
                  10-Q for the quarterly period ended June 30, 2001.
**10.2(a)    --   First Amendment to Amended and Restated Supplemental Pay
                  Plan.
  10.3       --   Amended and Restated Retention Bonus Plan, incorporated by reference from Exhibit 10.4 of our Annual Report on Form
                  10-K for the fiscal year ended September 30, 2001.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
  10.4       --   Amended and Restated Supplemental Bonus Plan, incorporated by reference from Exhibit 10.5 of our Annual Report on Form
                  10-K for the fiscal year ended September 30, 2001.
  10.5       --   Second Amended and Restated Severance Pay Plan, incorporated by reference from Exhibit 10.6 of our Annual Report on Form
                  10-K for the fiscal year ended September 30, 2001.
  10.6       --   Sterling Chemicals Holdings, Inc. Omnibus Stock Awards and
                  Incentive Plan, as amended, incorporated by reference from
                  Exhibit 10.3 to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.7       --   Sterling Chemicals, Inc. Amended and Restated Salaried
                  Employees' Pension Plan (Effective as of May 1, 1996),
                  incorporated by reference from Exhibit 10.4 to our Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  2000.
  10.7(a)    --   First Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  January 31, 1997), incorporated by reference from Exhibit
                  10.4(a) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.7(b)    --   Second Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  January 1, 1997), incorporated by reference from Exhibit
                  10.4(b) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.7(c)    --   Third Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  November 1, 1998), incorporated by reference from Exhibit
                  10.4(c) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.7(d)    --   Fourth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  December 31, 1998), incorporated by reference from Exhibit
                  10.4(d) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.7(e)    --   Fifth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  April 1, 1999), incorporated by reference from Exhibit
                  10.4(e) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.7(f)    --   Sixth Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Salaried Employees' Pension Plan (Effective as of
                  May 14, 1999), incorporated by reference from Exhibit
                  10.4(f) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.8       --   Sterling Chemicals, Inc. Pension Benefit Equalization Plan,
                  incorporated by reference from Exhibit 10.10 to our
                  Registration Statement on Form S-1 (Registration No.
                  33-24020).
  10.9 p     --   Sterling Chemicals, Inc. Amended and Restated Supplemental
                  Employee Retirement Plan, incorporated by reference from
                  Exhibit 10.34 to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1989 (Commission File Number
                  1-10059).
  10.10      --   Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                  Employees' Pension Plan (Effective as of May 1, 1996),
                  incorporated by reference from Exhibit 10.3(c) to our Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  1996.
  10.10(a)   --   First Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of December 31, 1998), incorporated by reference from
                  Exhibit 10.7(a) to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.10(b)   --   Second Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of December 17, 1998), incorporated by reference from
                  Exhibit 10.7(b) to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
  10.10(c)   --   Third Amendment to the Sterling Chemicals, Inc. Amended and
                  Restated Hourly Paid Employees' Pension Plan (Effective as
                  of September 20, 1999), incorporated by reference from
                  Exhibit 10.7(c) to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2000.
  10.11      --   Sterling Chemicals, Inc. Sixth Amended and Restated Savings
                  and Investment Plan dated as of October 1, 2000,
                  incorporated by reference from Exhibit 10.8 to our Annual
                  Report on Form 10-K for the fiscal year ended September 30,
                  2000.
  10.11(a)   --   First Amendment to the Sixth Amended and Restated Savings
                  and Investment Plan dated as of October 1, 2000,
                  incorporated by reference from Exhibit 10.1 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended December
                  31, 2001.
  10.12      --   Sterling Chemicals ESOP, incorporated by reference from
                  Exhibit 10.6 to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 1996.
  10.12(a)   --   Sterling Chemicals ESOP (First Amendment) (Effective as of
                  December 27, 1996), incorporated by reference from Exhibit
                  10.9(a) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.12(b)   --   Sterling Chemicals ESOP (Second Amendment) (Effective as of
                  August 21, 1996), incorporated by reference from Exhibit
                  10.9(b) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.12(c)   --   Third Amendment to Sterling Chemicals ESOP (Effective as of
                  January 31, 1997), incorporated by reference from Exhibit
                  10.9(c) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.12(d)   --   Fourth Amendment to Sterling Chemicals ESOP (Effective as of
                  November 1, 1998) incorporated by reference from Exhibit
                  10.9(d) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
  10.12(e)   --   Fifth Amendment to Sterling Chemicals ESOP (Effective as of
                  December 31, 1998) incorporated by reference from Exhibit
                  10.9(e) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 2000.
**10.13      --   Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades
                  Council, AFL-CIO Texas City, Texas, September 28, 2002 to
                  May 1, 2004.
  10.14      --   Agreement between Sterling Pulp Chemicals Ltd., North
                  Vancouver, British Columbia, and Pulp, Paper and Woodworkers
                  of Canada, Local 5, British Columbia, effective December 1,
                  2000 to November 30, 2003, incorporated by reference from
                  Exhibit 10.15 to our Annual Report on Form 10-K for the
                  fiscal year ended September 30, 2001.
  10.15      --   Form of Indemnity Agreement executed between the Company and each of its officers and directors, incorporated by
                  reference from Exhibit 10.17 to our Annual Report on Form
                  10-K for the fiscal year ended September 30, 1996.
**10.16      --   Employment Agreement dated as of January 23, 2001 between
                  David G. Elkins and the Company.
**10.17      --   Consulting Agreement dated as of January 1, 2002 between
                  Robert W. Roten and Sterling Chemicals Holdings, Inc.
 +10.18      --   Amended and Restated Production Agreement dated March 31,
                  1998 between BP Chemicals, Inc. and Sterling Chemicals,
                  Inc., incorporated by reference from Exhibit 10.2 to our
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  March 31, 1998.
 +10.19      --   Second Amended and Restated Production Agreement dated
                  effective as of August 1, 1996 between BP Chemicals Inc. and
                  Sterling Chemicals, Inc., incorporated by reference from
                  Exhibit 10.3 to our Quarterly Report on Form 10-Q for the
                  quarterly period ended March 31, 1998.

 EXHIBIT
  NUMBER                             DESCRIPTION OF EXHIBIT
 -------                             ----------------------
 +10.19(a)   --   Amendment to Second Amended and Restated Production
                  Agreement dated as of March 1, 2001 between Sterling
                  Chemicals, Inc. and BP Chemicals Inc., incorporated by
                  reference from Exhibit 10.1 to our Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 2001.
 +10.20      --   Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling
                  Chemicals, Inc., incorporated by referenced from Exhibit
                  10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
  10.21      --   License Agreement dated August 1, 1986 between Monsanto
                  Company and Sterling Chemicals, Inc. incorporated by
                  reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020).
 +10.22      --   Joint Venture Agreement dated March 31, 1998 between
                  Sterling Chemicals, Inc. and BP Chemicals, Inc.,
                  incorporated by reference from Exhibit 10.4 to our Quarterly
                  Report on Form 10-Q for the quarterly period ended March 31,
                  1998.
 +10.22(a)   --   First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between Sterling Chemicals, Inc. and BP
                  Chemicals Inc., incorporated by reference from Exhibit
                  10.26(a) to our Annual Report on Form 10-K for the fiscal
                  year ended September 30, 1998.
**10.23      --   Asset and Stock Purchase Agreement among Sterling Chemicals,
                  Inc. and Sterling Canada, Inc., Sterling Pulp Chemicals US
                  Inc., Sterling Pulp Chemicals, Inc. and Sterling Chemicals
                  Acquisitions, Inc. as Sellers and Superior Propane Inc. as
                  Purchasers, dated as of November 13, 2002.
**10.24      --   Investment Agreement dated as of October 11, 2002 between
                  Sterling Chemicals Holdings, Inc. and Sterling Chemicals,
                  Inc. and Resurgence Asset Management, L.L.C.
**21.1       --   Subsidiaries of Sterling Chemicals Holdings, Inc.
**99.1       --   Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.
**99.2       --   Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.
**99.3       --   Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002.
**99.4       --   Sterling Canada, Inc. consolidated financial statements and notes thereto for the years ended September 30, 2002, 2001 and 2000, including independent auditors' report.
**99.5       --   Sterling Pulp Chemicals, Ltd. financial statements and notes thereto for the years ended September 30, 2002, 2001 and
                  2000, including independent auditors' report.

---------------

** Filed herewith.

 + Confidential treatment has been requested with respect to portions of this Exhibit, and such request has been granted.