Form 10-Q
period 2002-12-31
STERLING CHEMICAL INC
filed 2003-02-19
CIK 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2002 TO DECEMBER 31, 2002


                       COMMISSION FILE NUMBER 333-04343-01

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                             76-0502785
    (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

      1200 SMITH STREET, SUITE 1900                 (713) 650-3700
        HOUSTON, TEXAS 77002-4312           (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------               -----------------------------------------
           None                                         None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                    ---      ---

         As of January 31, 2003, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding. As of such date, the aggregate market value of such common stock, based upon the last sales price of the shares reported in the daily publication of the National Quotation Bureau of OTC stocks was approximately $70,625,000.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court. Yes  X   No
                        ---     ---


================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

     Readers should consider the following information as they review this Form 10-Q.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, the availability of skilled personnel, our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q or Sterling Chemicals, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of February 18, 2003, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after February 18, 2003 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

REORGANIZATION

     For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the period December 20 to December 31, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to December 19, 2002. Our financial statements as of and for the period ended December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to the Annual Report or this Form 10-Q.

                            STERLING CHEMICALS, INC.


                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................    21

Item 4.  Controls and Procedures..........................................................................    21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................    22

Item 2.  Changes in Securities and Use of Proceeds........................................................    22

Item 6.  Exhibits and Reports of Form 8-K.................................................................    23

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                               REORGANIZED STERLING                PREDECESSOR STERLING
                                                               --------------------     ------------------------------------------
                                                               DECEMBER 20, 2002 TO     OCTOBER 1, 2002 TO      THREE MONTHS ENDED
                                                                 DECEMBER 31, 2002       DECEMBER 19, 2002       DECEMBER 31, 2001
                                                               --------------------     ------------------      ------------------
Revenues ...................................................   $             12,572     $           99,888      $           63,355
Cost of goods sold .........................................                 12,603                 99,588                  67,565
                                                               --------------------     ------------------      ------------------
Gross profit (loss) ........................................                    (31)                   300                  (4,210)

Selling, general and administrative expenses ...............                  1,988                  3,072                   4,346
Other expense ..............................................                     --                    368                      --
Reorganization items .......................................                     --                 15,214                   3,633
Fresh-start adjustments ....................................                     --                203,344                      --
Gain on debt restructuring .................................                     --               (457,824)                     --
Interest and debt related expenses, net of interest
income (1) .................................................                    355                 12,144                  10,901
                                                               --------------------     ------------------      ------------------
Income (loss) from continuing operations before income
tax ........................................................                 (2,374)               223,982                 (23,090)
Provision (benefit) for income taxes .......................                   (828)                     8                      88
                                                               --------------------     ------------------      ------------------
Income (loss) from continuing operations ...................                 (1,546)               223,974                 (23,178)
Income from discontinued operations (including a net
gain on disposal of $188,891 for the period October 1,
2002 to December 19, 2002), net of tax expense of $342
and $2,976, respectively ...................................                     --                194,637                   8,491
                                                               --------------------     ------------------       -----------------
Net income (loss) ..........................................                 (1,546)               418,611                 (14,687)
Preferred stock dividends ..................................                    170                     --                      --
                                                               --------------------     ------------------       -----------------
Net income (loss) attributable to common stockholders ......   $             (1,716)    $          418,611       $         (14,687)
                                                               ====================     ==================       =================

Net loss per common share, basic and diluted ...............   $              (0.61)    $               --       $              --
                                                               ====================     ==================       =================

Weighted average shares outstanding:
   Basic and diluted .......................................              2,825,000                     --                      --


(1) Contractual interest for the period October 1, 2002 to December 19, 2002 totaled $15,892 and for the three months ended December 31, 2001 totaled $15,118.


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                  REORGANIZED STERLING    PREDECESSOR STERLING
                                                                    DECEMBER 31, 2002      SEPTEMBER 30, 2002
                                                                  --------------------    --------------------

ASSETS
Current assets:
   Cash and cash equivalents ..................................   $             99,818    $              9,843
   Accounts receivable, net ...................................                 41,814                  70,306
   Inventories ................................................                 31,011                  32,836
   Prepaid expenses ...........................................                  4,561                   3,678
   Deferred tax asset .........................................                    854                      --
   Assets held for sale .......................................                     --                 215,178
                                                                  --------------------    --------------------
     Total current assets .....................................                178,058                 331,841

Property, plant and equipment, net ............................                283,378                 117,222
Other assets ..................................................                 22,998                  40,585
                                                                  --------------------    --------------------
     Total assets .............................................   $            484,434    $            489,648
                                                                  ====================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................   $             31,214    $             30,591
   Accrued liabilities ........................................                 26,635                  31,720
   Current portion of long-term debt ..........................                     --                  57,242
   Liabilities related to discontinued operations .............                     --                  90,110
                                                                  --------------------    --------------------
   Total current liabilities ..................................                 57,849                 209,663

Pre-petition liabilities - subject to compromise ..............                     --                 508,895
Pre-petition liabilities - not subject to compromise ..........                     --                 362,836
Long-term debt ................................................                 94,275                      --
Deferred credits and other liabilities ........................                 93,131                  19,731
Redeemable preferred stock ....................................                 30,170                      --
Commitments and contingencies (Note 7)
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value ...............................                     28                      --
   Additional paid-in capital .................................                210,527                (141,786)
   Accumulated deficit ........................................                 (1,546)               (419,437)
   Accumulated other comprehensive income .....................                     --                 (50,254)
                                                                  --------------------    --------------------
   Total stockholders' equity (deficiency in assets) ..........                209,009                (611,477)
                                                                  --------------------    --------------------

Total liabilities and stockholders' equity (deficiency in
assets) .......................................................   $            484,434    $            489,648
                                                                  ====================    ====================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                               REORGANIZED STERLING                PREDECESSOR STERLING
                                                               --------------------     ------------------------------------------
                                                               DECEMBER 20, 2002 TO     OCTOBER 1, 2002 TO      THREE MONTHS ENDED
                                                                 DECEMBER 31, 2002       DECEMBER 19, 2002       DECEMBER 31, 2001
                                                               --------------------     ------------------      ------------------

Cash flows from operating activities:
Net income (loss) from continuing operations ...............   $             (1,546)    $          223,974      $          (23,178)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
   Depreciation and amortization ...........................                    858                  4,857                   5,684
   Interest amortization ...................................                     12                    887                     859
   Fresh-start adjustments .................................                     --                203,344                      --
   Gain on cancellation of debt ............................                     --               (457,824)                     --
   Deferred tax benefit ....................................                   (854)                    --                      --
   Other ...................................................                     --                 (2,232)                  6,768
Change in assets/liabilities:
   Accounts receivable .....................................                 12,076                 18,382                   7,500
   Inventories .............................................                 (3,940)                 5,856                  (5,713)
   Prepaid expenses ........................................                    789                 (1,592)                   (374)
   Other assets ............................................                     13                  1,430                  (2,621)
   Accounts payable ........................................                  2,298                 (1,299)                 (4,429)
   Accrued liabilities .....................................                  2,268                 (7,100)                  9,211
   Other liabilities .......................................                 (1,867)                 4,447                     447
                                                               --------------------     ------------------      ------------------

Net cash provided by (used in) operating activities ........                 10,107                 (6,870)                 (5,846)
                                                               --------------------     ------------------      ------------------

Cash flows from investing activities:
   Capital expenditures ....................................                   (116)                  (837)                 (1,265)
   Net proceeds from the sale of the pulp chemicals
   business ................................................                     --                357,641                      --
                                                               --------------------     ------------------      ------------------
Net cash provided by (used in) investing activities: .......                   (116)               356,804                  (1,265)

Cash flows from financing activities:
   Net borrowings under (payments on) DIP Facility .........                     --                (42,200)                  9,154
   Proceeds from issuance of the New Notes .................                     --                 94,275                      --
   Proceeds from issuance of new common stock ..............                     --                 30,000                      --
   Proceeds from issuance of new preferred stock ...........                     --                 30,000                      --
   Repayment of 12 3/8% Notes ..............................                     --               (371,916)                     --
                                                               --------------------     ------------------      ------------------
Net cash provided by (used in) financing activities: .......                     --               (259,841)                  9,154
                                                               --------------------     ------------------      ------------------

Net increase in cash and cash equivalents of continuing
operations .................................................                  9,991                 90,093                   2,043
Net decrease in cash and cash equivalents from
discontinued operations ....................................                     --                (10,109)                 (2,642)
Cash and cash equivalents - beginning of period ............                 89,827                  9,843                   1,222
                                                               --------------------     ------------------      ------------------
Cash and cash equivalents - end of period ..................   $             99,818     $           89,827      $              623
                                                               ====================     ==================      ==================

Supplement disclosures of cash flow information:
   Interest paid, net of interest income received ..........   $                 --     $             (934)     $           (1,148)
   Cash paid for reorganization items ......................                 (1,140)                  (931)                 (2,895)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                            STERLING CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     Unless otherwise indicated, in the Form 10-Q Sterling Chemicals, Inc. and its wholly-owned subsidiaries are collectively referred to as "we," "our," "ours" and "us."

1. BASIS OF PRESENTATION

Interim Financial Information:

     On July 16, 2001 (the "Petition Date"), Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the period December 20 to December 31, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to December 19, 2002. Our financial statements as of and for the period ended December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

     In our opinion, the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three-month periods ended December 31, 2002 and December 31, 2001, respectively. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholders' equity (deficiency in assets).

     The accompanying unaudited consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report"). The accompanying consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of September 30, 2002 included in the Annual Report. The accompanying consolidated financial statements as of and for the three-month period ended December 31, 2002 have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein.

     In December 2002, we changed our fiscal year-end from September 30 to December 31. As a result of this change, we are filing this transition report with the Securities and Exchange Commission for the period October 1, 2002 to December 31, 2002.

Industry Conditions and Liquidity:

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets of our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

Recent Developments:

    Effective as of January 2, 2003, David G. Elkins retired as our President and Co-Chief Executive Officer. Mr. Elkins joined us in January 1998 as our General Counsel, Vice President and Secretary and later served as our Executive Vice President - Administration and Law before being appointed as our President in January 2001 and, subsequently, our Co-Chief Executive Officer in September 2001. Mr. Elkins will continue to serve as a member of our Board of Directors. We entered into a Severance Agreement with Mr. Elkins at the time of his retirement, pursuant to which we made a lump sum payment to him of approximately $1.6 million. We also paid Mr. Elkins approximately $0.2 million under his Employment Agreement for accrued vacation time and certain other vested benefits. For the period December 19, 2002 to December 31, 2002, we accrued approximately $1.6 million for severance costs associated with Mr. Elkins' retirement.

     Upon Mr. Elkins retirement, Richard K. Crump, our former Co-Chief Executive Officer, became our sole Chief Executive Officer and assumed the duties of our President. On January 20, 2003, our Board of Directors formally appointed Mr. Crump as our Chief Executive Officer and President.

Segment Information:

     Pursuant to the Plan of Reorganization, our pulp chemicals segment was sold to Superior Propane, Inc. ("Superior Propane") on December 19, 2002. Our petrochemicals segment, which previously included our acrylic fibers business, now consists solely of our Texas City, Texas facility and is referred to as Reorganized Sterling. Accordingly, the presentation of the segment information is not comparable for this period nor will it be presented in future filings.

Comprehensive Net Income (Loss):

     The total comprehensive net income (loss) for the twelve days ended December 31, 2002 for Reorganized Sterling was $(1,546,000). The total comprehensive net income (loss) for the period October 1, 2002 to December 19, 2002 for Predecessor Sterling was $420,694,000, predominantly due to the gain on debt restructuring. The total comprehensive net income (loss) for the three-months ended December 31, 2001 for Predecessor Sterling was $15,489,000.

2. EMERGENCE FROM CHAPTER 11 PROCEEDINGS

     As previously stated, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. Under the Plan of Reorganization, the Debtors' pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. A portion of the net proceeds from the sale of the Debtors' pulp chemicals business, approximately $80 million, remained with Reorganized Sterling, who continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who also received approximately $94 million in new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on the effective date of the Plan of Reorganization, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent, and certain other lenders (the "New Revolver"). We have not as yet borrowed any money under the New Revolver, although we had approximately $3.4 million in letters of credit outstanding under the New Revolver as of December 31, 2002.

     On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, upon consummation of the merger, all equity interests in Holdings were cancelled and 65,000 shares of Reorganized Sterling common stock were issued to the holders of Holdings' 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis). In addition, upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of convertible preferred stock of Reorganized Sterling. An additional $30 million was contributed to Reorganized Sterling pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Upon the effectiveness of the Plan of Reorganization, Reorganized Sterling issued 2,175,000 shares of its common stock under the terms of the rights offering.

3. FRESH-START ACCOUNTING

     Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of SOP 90-7 and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued according to the Plan of Reorganization. In connection with our Plan of Reorganization and after consideration of a number of factors, including valuations of other parties, and by using various valuation methods including discounted cash flow analysis, comparable company analysis and precedent transaction analysis, our financial advisor Greenhill & Company, L.L.C., prepared a valuation of our business. Based on this valuation, the estimated reorganization value was allocated as follows (dollars in thousands):

Long-term debt                         $ 94,275
Redeemable preferred stock               30,000
Stockholders' equity                    210,725
                                       --------
Total                                  $335,000
                                       ========

     In connection with the cancellation of certain debt of Holdings and Predecessor Sterling pursuant to the Plan of Reorganization, on December 19, 2002 we recorded a $457.8 million gain related to the cancellation of that debt. Also in connection with fresh-start accounting, we changed our method of accounting for periodic turnaround maintenance for our manufacturing units. We previously accrued the cost of these turnarounds in advance, but now will be expensing all costs as they are incurred. A one-time credit to reverse the $5.2 million previously accrued for shutdown reserves was recorded as part of our fresh-start accounting transactions. A reconciliation of the adjustments recorded in connection with the debt restructuring, the adoption of fresh-start accounting, and the accounting for discontinued operations at December 19, 2002 is presented below, (unaudited, dollars in thousands):

                                                  PREDECESSOR                                                     REORGANIZED
                                                    STERLING                                                       STERLING
                                                  DECEMBER 19,    DISCONTINUED   REORGANIZATION   FRESH-START     DECEMBER 19,
ASSETS:                                               2002         OPERATIONS      ADJUSTMENTS    ADJUSTMENTS         2002
                                                  ------------    ------------   --------------   ------------    ------------
Current assets:
Cash and cash equivalents.......................  $      5,839    $    358,108    $   (274,120)   $         --    $     89,827
Accounts receivable, net........................        87,435         (35,771)          2,226              --          53,890
Inventories.....................................        44,832         (17,852)             91              --          27,071
Prepaid expenses................................         6,658          (1,388)             --              80           5,350
                                                  ------------    ------------    ------------    ------------    ------------
Total current assets............................       144,764         303,097        (271,803)             80         176,138

Property, plant and equipment, net..............       253,875        (139,940)             --         170,121         284,056
Other assets....................................        45,212          (6,039)         (3,027)        (13,059)         23,087
                                                  ------------    ------------    ------------    ------------    ------------
Total assets....................................  $    443,851    $    157,118    $   (274,830)   $    157,142    $    483,281
                                                  ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable................................  $     45,976    $    (16,684)   $        343    $       (719)   $     28,916
Accrued liabilities.............................        31,860          (7,240)            791          (1,044)         24,367
Current portion of long-term debt...............        52,327         (10,127)        (42,200)             --              --
                                                  ------------    ------------    ------------    ------------    ------------
Total current liabilities.......................       130,163         (34,051)        (41,066)         (1,763)         53,283

Pre-petition liabilities subject to compromise..       512,760          (2,159)       (510,601)             --              --
Pre-petition liabilities not subject to
compromise......................................       372,326              --        (372,326)             --              --
Long-term debt..................................            --              --          94,275              --          94,275
Deferred credits and other liabilities..........        53,024         (28,846)         45,970          24,850          94,998
Commitments and contingencies...................
Redeemable preferred stock......................            --              --          30,000              --          30,000
Stockholders' equity (deficiency in assets):
Common stock, $.01 par value....................            --              --              --              28              28
Additional paid-in capital......................      (141,786)             --          30,000         322,483         210,697
Retained earnings (accumulated deficit).........      (434,465)        188,891         448,918        (203,344)             --
Accumulated other comprehensive income..........       (48,171)         33,283              --          14,888              --
                                                  ------------    ------------    ------------    ------------    ------------
Total stockholders' equity (deficiency in
assets).........................................      (624,422)        222,174         478,918         134,055         210,725
                                                  ------------    ------------    ------------    ------------    ------------
Total liabilities and stockholders' equity
(deficiency in assets)..........................  $    443,851    $    157,118    $   (274,830)   $    157,142    $    483,281
                                                  ============    ============    ============    ============    ============

Reorganization adjustments reflect the forgiveness of debt, including related accrued interest and certain pre-petition liabilities, in consideration for new debt and new common stock, resulting in a gain from debt restructuring of $457.8 million, partially offset by an expense of approximately $8.9 million for professional fees incurred in connection with the reorganization.

4. DISPOSAL OF LONG LIVED ASSETS

     Pursuant to the Plan of Reorganization, on December 19, 2002 we sold our pulp chemicals business to Superior Propane and sold our acrylic fibers business to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's consolidated balance sheet.


     The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of September 30, 2002 were as follows:

                                                                           PREDECESSOR STERLING
                                                                            SEPTEMBER 30, 2002
                                                                          (Dollars in Thousands)
                                                                                (Unaudited)
                                                           -------------------------------------------------
                                                           PULP CHEMICALS    ACRYLIC FIBERS
                                                              BUSINESS          BUSINESS           TOTAL
                                                           --------------    --------------    -------------
ASSETS HELD FOR SALE:
   Current assets ...................................      $       59,109    $       11,429    $      70,538
   Property, plant and equipment, net ...............             138,614                --          138,614
   Other assets .....................................               4,890             1,136            6,026
                                                           --------------    --------------    -------------
     Total ..........................................      $      202,613    $       12,565    $     215,178
                                                           ==============    ==============    =============

LIABILITIES RELATED TO DISCONTINUED OPERATIONS:
   Current liabilities ..............................              32,080             2,385           34,465
   Deferred credits and other liabilities ...........              42,390            13,255           55,645
                                                           --------------    --------------    -------------
     Total ..........................................      $       74,470    $       15,640    $      90,110
                                                           ==============    ==============    =============


     For the period from October 1, 2002 through December 19, 2002 and for the three months ended December 31, 2001, the amount of revenue and net income
(loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

                                                PREDECESSOR STERLING
                                               (Dollars in Thousands)
                                                    (Unaudited)
                                    --------------------------------------------
                                     OCTOBER 1, 2002 TO      THREE MONTHS ENDED
                                      DECEMBER 19, 2002      DECEMBER 31, 2001
                                    --------------------    --------------------

REVENUES:
   Pulp chemicals business ......   $             50,282    $             56,692
   Acrylic fibers business ......                  4,075                   4,927
                                    --------------------    --------------------
     Total ......................   $             54,357    $             61,619
                                    ====================    ====================

NET INCOME (LOSS):
   Pulp chemicals business ......                201,404                   9,072
   Acrylic fibers business ......                 (6,767)                   (581)
                                    --------------------    --------------------
     Total ......................   $            194,637    $              8,491
                                    ====================    ====================

5. INVENTORIES

                                                       REORGANIZED         PREDECESSOR
                                                        STERLING            STERLING
                                                     ----------------   ----------------
                                                       DECEMBER 31,      SEPTEMBER 30,
                                                           2002               2002
                                                     ----------------   ----------------
                                                           (Dollars in Thousands)
                                                                 (Unaudited)
Inventories consisted of the following:
Finished products ................................   $         12,228   $         15,470
Raw materials ....................................             12,259              9,656
Inventories under exchange agreements ............                550              1,682
Stores and supplies ..............................              5,974              6,028
                                                     ----------------   ----------------
                                                     $         31,011   $         32,836
                                                     ================   ================

6. LONG-TERM DEBT

     Pursuant to the Plan of Reorganization, on December 19, 2002 we issued the New Notes totaling $94.3 million to the holders of Predecessor Sterling's
12 3/8% Notes. The New Notes are our senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. ("Sterling Energy"), one of our wholly owned subsidiaries. Sterling Energy's guarantee ranks equally in right of payment with all existing and future senior indebtedness of Sterling Energy and senior in right of payment to any future subordinated indebtedness of Sterling Energy. The New Notes are secured by a first priority lien on all of our United States production facilities and related assets.

     The New Notes bear interest at the annual rate of 10%, payable semi-annually on June 15 and December 15 of each year commencing June 15, 2003. Under certain circumstances, for a period of up to two years after the issue date of the New Notes, we may elect to pay interest on the New Notes in additional notes. However, if interest is paid in additional notes rather than cash, the interest rate for the relevant period is increased to 13 3/8%. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

     The indenture governing the New Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that will, upon occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

     On the effective date of the Plan of Reorganization, Reorganized Sterling established the New Revolver with The CIT Group/Business Credit, Inc., individually and as administrative agent, and certain other lenders providing up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by us or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

     Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or the 0.50% per annum above the latest "Federal Funds Rate" (as such terms are defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable and the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2002, the total credit available under the New Revolver was $39.4 million. We have not as yet borrowed any money under the New Revolver, although we had approximately $3.4 million in letters of credit outstanding under the New Revolver as of December 31, 2002, leaving unused borrowing capacity under the New Revolver of approximately $36.0 million.

     The New Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The New Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization ("EBITDA") on a monthly basis if, for 15 consecutive days, unused availability under the New Revolver plus cash on hand is less than $20 million. The New Revolver includes various circumstances and conditions that will, upon occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

7. COMMITMENTS AND CONTINGENCIES

Product Contracts:

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide, DSIDA and methanol, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

Environmental Regulations:

     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental, health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our products and the raw materials used to produce our products and, if so affected, our business, financial position, results of operations and cash flows may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facility and processes, including our emission producing practices and equipment and our waste treatment, storage, disposal and other waste handling practices and equipment.

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in Responsible Care(R) initiatives as a part of our membership in several trade groups, which are partner associations in the American Chemistry Council. Notwithstanding our efforts and beliefs, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe that our business operations and facility generally are operated in compliance with all applicable environmental, health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities are inherent in our operations and products, as it is with other companies engaged in similar businesses.

     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred and may continue to incur liability for investigation and cleanup of waste or contamination at our own facility or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of our past or present operations have been identified or fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to us. It is our policy to make safety, environmental and replacement capital expenditures a priority in order to ensure adequate safety and compliance at all times.

     On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (the "SIP") for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency ("EPA") and a decision regarding approval or rejection of the SIP is expected to be issued by EPA by mid-2003. Under the SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City, Texas facility by approximately 80%, and monitor, and potentially reduce, emissions of other chemicals. We believe that we would need to make between $25 and $30 million in capital improvements in order to comply with the nitrogen oxide emission reduction requirements, and spend an additional $2 to $3 million in order to comply with the other provisions of the SIP. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over the four-year period ending December 2007.

Legal Proceedings:

     As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. On November 20, 2002, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The effective date under the Plan of Reorganization occurred on December 19, 2002. Pursuant to the Plan of Reorganization, a discharge injunction prohibits collection efforts by claimants. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors' estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization.

     Ethylbenzene Release. The four lawsuits listed below and two interventions, involving a total of approximately 518 plaintiffs, were filed based on this release alleging personal injury, property damage and nuisance claims:

o Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Case No. 00-CV0217; In the 10th Judicial District Court of Galveston County, Texas

o Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0304; In the 10th Judicial District Court of Galveston County, Texas

o Bobbie Adams, et al. v. Sterling Chemicals International, Inc., et al.; Case No. 00-CV0311; In the 212th Judicial District Court of Galveston County, Texas

o Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas

     The Bankruptcy Court has, with our support, lifted the automatic stay for all known claims arising out of the Zabrina Alexander, et al., Nettie Allen, et al. and Bobbie Adams, et al. cases allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and must look solely to insurance proceeds to satisfy their claims. Settlement negotiations in the Olivia Ellis case are ongoing and we are optimistic that this case will settle on favorable terms in the near future, although we cannot guarantee such a settlement will be reached.

     We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification agreements with third parties. We do not believe that the claims and litigation arising out of these lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. To the extent that the lawsuits seek a recovery from assets of the Debtors' estates, the claims alleged have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization.

     A number of issues remain outstanding before the Bankruptcy Court, including the allowability and classification of certain claims, the amount of rejection damages payable to some parties whose contracts were rejected in the bankruptcy proceedings and similar matters. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. In addition, we are currently litigating in Bankruptcy Court the assumption of our contracts with Monsanto Company ("Monsanto") governing the production of DSIDA and related cure costs. The ability of Monsanto to terminate the DSIDA contracts following an assumption of these contracts may also be determined in the course of this litigation. Until this litigation is completed, we cannot determine whether we will assume these contracts and restart the DSIDA unit or reject these contracts. The rejection or termination of the DSIDA contracts would have a negative impact on our business, financial position, results of operations or cash flows, although we do not expect that impact to be material.

Other Claims

     We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the discharge injunction provided for in the Plan of Reorganization, and recoveries sought thereon from assets of the Debtors are subject to the terms of the Plan of Reorganization.

     Effective as of December 19, 2001, Mr. Frank P. Diassi elected to terminate his employment. Mr. Diassi had served as our executive Chairman of the Board since 1996. Mr. Diassi was elected Co-Chief Executive Officer along with David
G. Elkins, our former President, in September 2001. Mr. Diassi asserted that he had "good reason" to terminate his employment and claimed that he was entitled to receive payments under certain of our employee retention and severance plans. On June 3, 2002, our Compensation Committee denied Mr. Diassi's claim under our Key Employee Protection Plan and on July 24, 2002, our Board of Directors denied his claim under our Retention Bonus Plan. On September 6, 2002, we filed an objection to Mr. Diassi's Proof of Claim in the Bankruptcy Court. Mr. Diassi subsequently filed a motion in the Bankruptcy Court to compel arbitration of his claims. The parties to this dispute have reached an agreement in principle pursuant to which Mr. Diassi will waive any and all claims against us in exchange for a lump sum payment of $300,000 plus $150,000 in attorneys' fees. This settlement is currently being documented and is subject to bankruptcy court approval. This settlement was accrued on our opening, fresh-start, balance sheet.

8. STOCK-BASED COMPENSATION PLAN

     On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, upon consummation of the merger all equity interests in Holdings, including all options issued under Holdings' stock based incentive plans, were cancelled. In connection with the implementation of the Plan of Reorganization, we adopted the SCI Management Incentive Plan. Under the SCI Management Incentive Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units in accordance with the terms of such designations, subject to such terms as are more specifically described in the SCI Management Incentive Plan. The SCI Management Incentive Plan may be amended or modified from time to time by our Board of Directors in accordance with its terms. We have reserved 379,747 shares (subject to adjustment as provided for in the SCI Management Incentive Plan) of our common stock for issuance under this plan. On February 11, 2003, options to purchase 348,500 shares of our common stock at an exercise price of $31.60 were granted under the SCI Management Incentive Plan.

9. CAPITAL STOCK

     Under our Certificate of Incorporation, we are authorized to issue 10,125,000 shares of capital stock, consisting of 10,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In connection with the Plan of Reorganization and the merger of Holdings into Predecessor Sterling, we issued a total of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing the New Notes and the New Revolver, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock.

     Upon the effective date of the Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our Series A Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first Business Day of each calendar quarter. Our Series A Preferred Stock carries a liquidation preference of $13,793.11 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued on the effective date of the Plan of Reorganization exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of

     o the liquidation preference for such shares (plus accrued and unpaid dividends), or

     o in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of Series A Preferred Stock been converted prior thereto, or

     o in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such change of control had such shares of Series A Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).

     Upon the effective date of our Plan of Reorganization, we also issued warrants (the "Warrants") to purchase, in the aggregate, 949,367 shares of common stock. Each Warrant represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).

10. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for our fiscal year beginning October 1, 2002, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 141 was applied through our implementation of fresh-start accounting under the provisions of SOP 90-7. However, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which we applied to our fiscal year beginning on October 1, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no impact on our financial statements upon the adoption of SFAS No. 143.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was effective for our fiscal year beginning October 1, 2002. Accordingly, we reported the sale of our pulp and acrylic fibers businesses as discontinued operations in our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 3). As a result, we have classified gains and losses from our debt restructuring as a component of income (loss) from continuing operations in the accompanying consolidated statements of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Sterling Chemicals, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of December 31, 2002 (Successor Company balance sheet), and the related condensed consolidated statements of operations and cash flows for the period from December 20, 2002 to December 31, 2002 (Successor Company operations) and for the period from October 1, 2002 to December 19, 2002 and the three-month period ended December 31, 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of September 30, 2002 (Predecessor Company balance sheet), and the related consolidated statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein) (Predecessor Company operations); and in our report dated December 13, 2002, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


DELOITTE & TOUCHE LLP


Houston, Texas
February 18, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On July 16, 2001 (the "Petition Date"), Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the period December 20 to December 31, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to December 19, 2002. Our financial statements as of December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets of our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

     Pursuant to the Plan of Reorganization, on December 19, 2002 we sold our pulp chemicals business to Superior Propane and sold our acrylic fibers business to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's consolidated balance sheet.

     In December 2002, we changed our fiscal year-end from September 30 to December 31. As a result of this change, we are filing this transition report with the Securities and Exchange Commission for the period October 1, 2002 to December 31, 2002.

RECENT DEVELOPMENTS

     As previously stated, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. Under the Plan of Reorganization, the Debtors' pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. A portion of the net proceeds from the sale of the Debtors' pulp chemicals business, approximately $80 million, remained with Reorganized Sterling, who continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who also received approximately $94 million in new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on the effective date of the Plan of Reorganization, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent, and certain other lenders (the "New Revolver"). We have not as yet borrowed any money under the New Revolver, although we had approximately $3.4 million in letters of credit outstanding under the New Revolver as of December 31, 2002.

     On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, upon consummation of the merger, all equity interests in Holdings were cancelled and 65,000 shares of Reorganized Sterling common stock were issued to the holders of Holdings' 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis). In addition, upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of convertible preferred stock of Reorganized Sterling. An additional $30 million was contributed to Reorganized Sterling pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Upon the effectiveness of the Plan of Reorganization, Reorganized Sterling issued 2,175,000 shares of its common stock under the terms of the rights offering.

    Effective as of January 2, 2003, David G. Elkins retired as our President and Co-Chief Executive Officer. Mr. Elkins joined us in January 1998 as our General Counsel, Vice President and Secretary and later served as our Executive Vice President - Administration and Law before being appointed as our President in January 2001 and, subsequently, our Co-Chief Executive Officer in September 2001. Mr. Elkins will continue to serve as a member of our Board of Directors. We entered into a Severance Agreement with Mr. Elkins at the time of his retirement, pursuant to which we made a lump sum payment to him of approximately $1.6 million. We also paid Mr. Elkins approximately $0.2 million under his Employment Agreement for accrued vacation time and certain other vested benefits. For the period December 19, 2002 to December 31, 2002, we accrued approximately $1.6 million for severance costs associated with Mr. Elkins' retirement.

     Upon Mr. Elkins retirement, Richard K. Crump, our former Co-Chief Executive Officer, became our sole Chief Executive Officer and assumed the duties of our President. On January 20, 2003, our Board of Directors formally appointed Mr. Crump as our Chief Executive Officer and President.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the Plan of Reorganization, on December 19, 2002 we issued the New Notes totaling $94.3 million to the holders of Predecessor Sterling's
12 3/8% Notes. The New Notes are our senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to any of our future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. ("Sterling Energy"), one of our wholly owned subsidiaries. Sterling Energy's guarantee ranks equally in right of payment with all existing and future senior indebtedness of Sterling Energy and senior in right of payment to any future subordinated indebtedness of Sterling Energy. The New Notes and Sterling Energy's guaranty are secured by a first priority lien on all of our United States production facilities and related assets.

     The New Notes bear interest at the annual rate of 10%, payable semi-annually on June 15 and December 15 of each year commencing June 15, 2003. Under certain circumstances, for a period of up to two years after the issue date of the New Notes, we may elect to pay interest on the New Notes in additional notes. However, if interest is paid in additional notes rather than cash, the interest rate for the relevant period is increased to 13 3/8%. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

     The indenture governing the New Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that will, upon occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

     On the effective date of the Plan of Reorganization, Reorganized Sterling established the New Revolver with The CIT Group/Business Credit, Inc., individually and as administrative agent, and certain other lenders providing up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by us or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

     Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or the 0.50% per annum above the latest "Federal Funds Rate" (as such terms are defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% (payable monthly) on any unused portion of the New Revolver. Available credit under the

New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable and the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2002, the total credit available under the New Revolver was $39.4 million. We have not as yet borrowed any money under the New Revolver, although we had approximately $3.4 million in letters of credit outstanding under the New Revolver as of December 31, 2002, leaving unused borrowing capacity under the New Revolver of approximately $36.0 million.

     The New Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The New Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization ("EBITDA") on a monthly basis if, for 15 consecutive days, unused availability under the New Revolver plus cash on hand is less than $20 million. The New Revolver includes various circumstances and conditions that will, upon occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. We believe that our cash on hand, together with credit available under the New Revolver and other internally generated funds, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we can give no assurances to that effect.

Working Capital

     Our working capital at December 31, 2002 was $120.2 million, a slight decrease from the $122.2 million in working capital for Predecessor Sterling on September 30, 2002. The decrease was primarily a result of the absence of the assets held for sale, net of liabilities related to discontinued operations, partially offset by an increase in cash and cash equivalents.

Cash Flow

     Net cash provided by our operations was $3.2 million for the three months ended December 31, 2002, compared to net cash used in Predecessor Sterling's operations of approximately $5.8 million during the same period in 2001. Net cash flow provided by our investing activities was $356.7 million for the three months ended December 31, 2002, compared to cash used in Predecessor Sterling's investing activities of $1.3 million during the three months ended December 31, 2001. Net cash used in our financing activities was $259.8 million for the three months ended December 31, 2002, compared to cash provided by Predecessor Sterling's financing activities of $9.2 million during the same period in 2001. The difference in both net cash provided by (used in) investing and financing activities for the three months ended December 31, 2002, compared to the three months ended December 31, 2001, was predominantly due to the reorganization of our debt and the sale of our pulp chemicals business.

Capital Expenditures

     Our capital expenditures were $1 million during the three months ended December 31, 2002, compared to $1.3 million of expenditures by Predecessor Sterling during the same period in 2001, and were primarily related to routine safety, environmental and equipment replacement matters. During fiscal 2003, capital expenditures are anticipated to be approximately $25 to $30 million for routine safety, environmental and equipment replacement matters.

RESULTS OF OPERATIONS

     For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling for the period December 20 to December 31, 2002 and Predecessor Sterling for periods prior to December 19, 2002. Our financial statements as of and for the period ended December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

     For the three months ended December 31, 2002, the financial data presented below combines the period from December 20, 2002 to December 31, 2002, representing Reorganized Sterling, with the period October 1, 2002 to December 19, 2002, which represents Predecessor Sterling.

Revenues, Cost of Goods Sold and Gross Profit (Loss)

     Our revenues were approximately $112 million for the three months ended December 31, 2002, compared to Predecessor Sterling's approximately $63 million in revenues during the same period in 2001. This increase in revenues resulted primarily from an increase in styrene sales prices and sales volumes due to improved market conditions. We recorded net income attributable to common stockholders of approximately $416.9 million for the three months ended December 31, 2002, compared to the net loss attributable to common stockholders of approximately $14.7 million that Predecessor Sterling recorded for the same period in 2001. The increase in net income was primarily due to transactions related to the Plan of Reorganization.

     Revenues from our styrene operations were approximately $83 million for the three months ended December 31, 2002, an increase of approximately 117% from Predecessor Sterling's approximately $38 million in revenues from those operations in the same period of 2001. Our total sales volumes for styrene for the three months ended December 31, 2002 increased approximately 34% from those realized by Predecessor Sterling during the same period in 2001. Direct sales prices for styrene in the three months ended December 31, 2002 increased approximately 37% from those realized during the three months ended December 31, 2001. Spot prices for styrene, a component of our direct sales prices, ranged from approximately $0.25 to $0.35, per pound during the three months ended December 31, 2002, compared to approximately $0.17 to $0.19 per pound during the same period of 2001. During the three months ended December 31, 2002, prices for benzene and ethylene, the two primary raw materials for styrene, increased approximately 50% and 13%, respectively, from the prices paid for these products in the same period in 2001. The average price for natural gas increased 63% during the three months ended December 31, 2002 compared to the same period in 2001. Due to the factors discussed above, margins on our styrene sales for the three months ended December 31, 2002 increased somewhat from those realized by Predecessor Sterling during the same period in 2001.

     Revenues for acrylonitrile remained essentially the same during the three months ended December 31, 2002 compared to the same period of 2001. Our acrylonitrile unit is projected to be restarted by the end of the first calendar quarter of 2003, although no assurances can be given to that affect.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $29 million for the three months ended December 31, 2002, an increase of 25% from the $24 million in revenues received by Predecessor Sterling from these operations during the same period in 2001. Our other petrochemicals operations reported an increase of $3.0 million in operating earnings for the three months ended December 31, 2002, compared to that realized by Predecessor Sterling during the same period of 2001. These increases in revenues and operating earnings were largely due to improved sales margins.

Selling, General, and Administrative ("SG&A") Expenses

     Our SG&A expenses for the three months ended December 31, 2002 were approximately $5 million compared to Predecessor Sterling's approximately $4.3 million in SG&A expenses for the same period of 2001. This increase was primarily due to the $1.6 million severance accrual during the three months ended December 31, 2002 for our former President and Co-CEO, David Elkins, partially offset by cost containment efforts.

Reorganization Items

     Reorganization items incurred during the three months ended December 31, 2002 were approximately $15.2 million compared to $3.6 million for the three months ended December 31, 2001, primarily due to an increase in professional fees incurred in connection with the Debtors' emergence from Chapter 11.

Provision (Benefit) for Income Taxes

     During the three months ended December 31, 2002, we recorded an approximate $0.8 million benefit for income taxes compared to a $0.1 million provision for income taxes for the same period of 2001. The benefit was recorded as a deferred tax asset as we believe that it is more likely than not that we will be able to utilize the deferred tax asset in future periods.

CRITICAL ACCOUNTING POLICIES, USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for our fiscal year beginning October 1, 2002, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 141 was applied through our implementation of fresh-start accounting under the provisions of SOP 90-7. However, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which we applied to our fiscal year beginning on October 1, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no impact on our financial statements upon the adoption of SFAS No. 143.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was effective for our fiscal year beginning October 1, 2002. Accordingly, we reported the sale of our pulp and acrylic fibers businesses as discontinued operations in our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 3 to the consolidated financial statements). As a result, we have classified gains and losses from our debt restructuring as a component of income (loss) from continuing operations in the accompanying consolidated statements of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Due to the sale of our foreign businesses, we are no longer susceptible to market risk exposure in the form of currency exchange rate movements. Additionally, we do not currently have exposure to changing U.S. interest rates, as there are no draws under our New Revolver.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     The information under "Legal Proceedings" in Note 7 of the Notes to Consolidated Financial Statements included herein is hereby incorporated by reference. See also "Item 3. Legal Proceedings" in the Annual Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the Plan of Reorganization and the merger of Holdings into Predecessor Sterling, we issued a total of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing the New Notes and the New Revolver, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock.

     Upon the effective date of the Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our Series A Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first Business Day of each calendar quarter. Our Series A Preferred Stock carries a liquidation preference of $13,793.11 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued on the effective date of the Plan of Reorganization exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of

     o the liquidation preference for such shares (plus accrued and unpaid dividends), or

     o in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of Series A Preferred Stock been converted prior thereto, or

     o in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such change of control had such shares of Series A Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).

     Upon the effective date of our Plan of Reorganization, we also issued warrants (the "Warrants") to purchase, in the aggregate, 949,367 shares of common stock. Each Warrant represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).

     Under the terms of the Plan of Reorganization, Predecessor Sterling's old Series A Preferred Stock, old Series B Preferred Stock and old common stock were cancelled as of the effective date of the Plan of Reorganization.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

          EXHIBIT
          NUMBER                      DESCRIPTION OF EXHIBITS

            2.1       - Certificate of Ownership and Merger merging Sterling
                        Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

            2.2       - Joint Plan of Reorganization of Sterling Chemicals
                        Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 26, 2002).

            2.3       - First Modification to Amendment to Joint Plan of
                        Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 26, 2002).

            3.1       - Amended and Restated Certificate of Incorporation of
                        Sterling Chemicals, Inc. (incorporated by reference to
                        Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

            3.2       - Restated Bylaws of Sterling Chemicals, Inc.
                        (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

            3.3       - Certificate of Designations, Preferences, Rights and
                        Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference to
                        Exhibit 4 to the Company's Form 8-A filed on December 19, 2002).

            4.1       - Indenture dated December 19, 2002 between Sterling
                        Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, a national banking association, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated by reference to Exhibit T3-C to the Company's Amendment No. 3 to Form T-3 filed on December 19, 2002).

          **4.2       - Deed of Trust, Assignment of Leases and Rents, Security
                        Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas
                        S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary

          **4.3       - Security Agreement dated as of December 19, 2002 among
                        Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc.

          **4.4       - Revolving Credit Agreement dated as of December 19, 2002 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as Administrative Agent for the Lenders.

       **4.4(a)       - First Amendment to Revolving Credit Agreement dated as
                        of February 12, 2003, among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions a party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as Administrative Agent for the Lenders.

          **4.5       - Security Agreement dated as of December 19, 2002 by
                        Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as - Administrative Agent for the Secured Parties.

          **4.6       - Pledge Agreement dated as of December 19, 2002 by
                        Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties.

            4.7       - Warrant Agreement, dated as of December 19, 2002, by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated by reference to Exhibit 5 to the Company's Form 8-A filed on December 19, 2002).

         **10.1       - Seventh Amendment to the Sterling Chemicals, Inc.
                        Amended and Restated Salaried Employees' Pension Plan.

         **10.2       - Eighth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Salaried Employees' Pension Plan.

         **10.3       - Ninth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Salaried Employees' Pension Plan.

         **10.4       - Fourth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Hourly Paid Employees' Pension Plan.

         **10.5       - Fifth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Hourly Paid Employees' Pension Plan.

         **10.6       - Second Amendment to the Sixth Amended and Restated
                        Savings and Investment Plan.

           **10.7     - Third Amendment to the Sixth Amended and Restated
                        Savings and Investment Plan.

           **10.8     - Sixth Amendment to Sterling Chemicals ESOP.

           **10.9     - Seventh Amendment to Sterling Chemicals ESOP.

          **10.10     - Severance Agreement dated effective as of January 2,
                        2003 between Sterling Chemicals, Inc. and David G.
                        Elkins.

            10.11     - Sterling Chemicals, Inc. 2002 Stock Plan (incorporated
                        by reference to Exhibit 6 to the Company's Form 8-A filed on December 19, 2002).

            10.12     - Registration Rights Agreement, dated as of December 19,
                        2002, by and among Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated by reference to Exhibit 7 to the Company's Form 8-A filed on December 19, 2002).

            10.13     - Tag Along Agreement, dated as of December 19, 2002, by
                        and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated by reference to Exhibit 8 to the Company's Form 8-A filed on December 19, 2002).

           **99.1     - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           **99.2     - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith

     (b) Reports on Form 8-K.

     1. On December 18, 2002, the Company filed a Current Report on Form 8-K reporting Items 1, 5, and 7 of such Form related to the merger of Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc.

     2. On December 23, 2002, the Company filed a Current Report on Form 8-K reporting Items 7 and 9 of such Form related to the Company's emergence from bankruptcy and the execution of a $100 million revolving credit facility.

     3. On January 6, 2003, the Company filed a Current Report on Form 8-K reporting Items 5, 7 and 8 of such Form related to the retirement of the Company's President and Co-CEO and the Company's change in fiscal year end from September 30 to December 31.

     4. On January 10, 2003, the Company filed a Current Report on Form 8-K/A reporting Items 2 and 7 of such Form amending the Current Report on Form 8-K filed on December 23, 2002 to include unaudited pro forma financial statements and additional information regarding the previously announced disposition of certain assets.

     5. On January 28, 2003, the Company filed a Current Report on Form 8-K reporting Items 3 and 7 of such Form related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                  STERLING CHEMICALS, INC.
                                  (Registrants)



Date: February 18, 2003           /s/ RICHARD K. CRUMP
                                  ---------------------------------------
                                  Richard K. Crump
                                  President and Chief Executive Officer


Date: February 18, 2003           /s/ PAUL G. VANDERHOVEN
                                  ---------------------------------------
                                  Paul G. Vanderhoven
                                  Senior Vice President-Finance and Chief
                                  Financial Officer
                                  (Principal Financial Officer)

I, Richard K. Crump, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Sterling Chemicals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 18, 2003             /s/ RICHARD K. CRUMP
                                    --------------------------
                                    Richard K. Crump
                                    President and Chief Executive Officer

I, Paul G. Vanderhoven, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Sterling Chemicals, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: February 18, 2003                     /s/ PAUL G. VANDERHOVEN
                                            -----------------------------------
                                            Paul G. Vanderhoven
                                            Senior Vice President - Finance and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                      DESCRIPTION OF EXHIBITS
          -------                     -----------------------
            2.1       - Certificate of Ownership and Merger merging Sterling
                        Chemicals Holdings, Inc. into Sterling Chemicals, Inc.
                        (incorporated by reference to Exhibit 2.1 to the
                        Company's Annual Report on Form 10-K for the year ended
                        September 30, 2002).

            2.2       - Joint Plan of Reorganization of Sterling Chemicals
                        Holdings, Inc., et al., dated October 14, 2002
                        (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November 26, 2002).

            2.3       - First Modification to Amendment to Joint Plan of
                        Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 26, 2002).

            3.1       - Amended and Restated Certificate of Incorporation of
                        Sterling Chemicals, Inc. (incorporated by reference to
                        Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

            3.2       - Restated Bylaws of Sterling Chemicals, Inc.
                        (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
                        September 30, 2002).

            3.3       - Certificate of Designations, Preferences, Rights and
                        Limitations of Series A Convertible Preferred Stock of
                        Sterling Chemicals, Inc. (incorporated by reference to
                        Exhibit 4 to the Company's Form 8-A filed on December
                        19, 2002).

            4.1       - Indenture dated December 19, 2002 between Sterling
                        Chemicals, Inc., as Issuer, Sterling Chemicals Energy,
                        Inc., as Guarantor, and National City Bank, a national banking association, as Trustee, governing the 10%
                        Senior Secured Notes due 2007 of Sterling Chemicals,
                        Inc. (incorporated by reference to Exhibit T3-C to the Company's Amendment No. 3 to Form T-3 filed on December
                        19, 2002).

          **4.2       - Deed of Trust, Assignment of Leases and Rents, Security
                        Agreement and Fixture Filing dated December 19, 2002
                        made by Sterling Chemicals, Inc., as Trustor, to Thomas
                        S. Henderson, as Individual Trustee for the benefit of
                        National City Bank, in its capacity as described
                        therein, as Beneficiary

           *4.3       - Security Agreement dated as of December 19, 2002 among
                        Sterling Chemicals, Inc. and Sterling Chemicals Energy,
                        Inc., as Assignors, National City Bank, as Collateral
                        Agent, and National City Bank, as Indenture Trustee for
                        the benefit of the holders the 10% Senior Secured Notes
                        due 2007 of Sterling Chemicals, Inc.

          **4.4       - Revolving Credit Agreement dated as of December 19, 2002 among Sterling Chemicals, Inc. and Sterling Chemicals
                        Energy, Inc., as Borrowers, the various financial
                        institutions as are or may become parties thereto from
                        time to time, as the Lenders, and The CIT Group/Business
                        Credit, Inc., as Administrative Agent for the Lenders.

       **4.4(a)       - First Amendment to Revolving Credit Agreement dated as
                        of February 12, 2003, among Sterling Chemicals, Inc. and
                        Sterling Chemicals Energy, Inc., as Borrowers, the
                        various financial institutions a party thereto, as the
                        Lenders, and The CIT Group/Business Credit, Inc., as
                        Administrative Agent for the Lenders.

          **4.5     - Security Agreement dated as of December 19, 2002 by
                        Sterling Chemicals, Inc. and Sterling Chemicals Energy,
                        Inc., as Grantors, in favor of The CIT Group/Business
                        Credit, Inc., as - Administrative Agent for the Secured
                        Parties.

          **4.6       - Pledge Agreement dated as of December 19, 2002 by
                        Sterling Chemicals, Inc. and Sterling Chemicals Energy,
                        Inc., as Pledgors, in favor of The CIT Group/Business
                        Credit, Inc., as Administrative Agent for the Secured
                        Parties.

            4.7       - Warrant Agreement, dated as of December 19, 2002, by and between Sterling Chemicals, Inc., and Wells Fargo Bank
                        Minnesota, N.A., as warrant agent (incorporated by reference to Exhibit 5 to the Company's Form 8-A filed on December 19, 2002).

         **10.1       - Seventh Amendment to the Sterling Chemicals, Inc.
                        Amended and Restated Salaried Employees' Pension Plan.

         **10.2       - Eighth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Salaried Employees' Pension Plan.

         **10.3       - Ninth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Salaried Employees' Pension Plan.

         **10.4       - Fourth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Hourly Paid Employees' Pension Plan.

         **10.5       - Fifth Amendment to the Sterling Chemicals, Inc. Amended
                        and Restated Hourly Paid Employees' Pension Plan.

         **10.6       - Second Amendment to the Sixth Amended and Restated
                        Savings and Investment Plan.

           **10.7     - Third Amendment to the Sixth Amended and Restated
                        Savings and Investment Plan.

           **10.8     - Sixth Amendment to Sterling Chemicals ESOP.

           **10.9     - Seventh Amendment to Sterling Chemicals ESOP.

          **10.10     - Severance Agreement dated effective as of January 2,
                        2003 between Sterling Chemicals, Inc. and David G.
                        Elkins.

            10.11     - Sterling Chemicals, Inc. 2002 Stock Plan (incorporated
                        by reference to Exhibit 6 to the Company's Form 8-A filed on December 19, 2002).

            10.12     - Registration Rights Agreement, dated as of December 19,
                        2002, by and among Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated by reference to Exhibit 7 to the Company's Form 8-A filed on December 19, 2002).

            10.13     - Tag Along Agreement, dated as of December 19, 2002, by
                        and among Sterling Chemicals, Inc., Resurgence Asset
                        Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated by reference to Exhibit 8 to the Company's Form 8-A filed on December
                        19, 2002).

           **99.1     - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

           **99.2     - Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.

** Filed herewith