Form 10-QT/A
period 2002-12-31
STERLING CHEMICALS INC
filed 2003-05-14
CIK 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM OCTOBER 1, 2002 TO DECEMBER 31, 2002

                        COMMISSION FILE NUMBER 000-50132

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         76-0502785
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

     1200 SMITH STREET, SUITE 1900                       (713) 650-3700
       HOUSTON, TEXAS 77002-4312                (REGISTRANT'S TELEPHONE NUMBER,
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              INCLUDING AREA CODE)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         As of January 31, 2003, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.

================================================================================

                                EXPLANATORY NOTE

         This Form 10-Q/A amends the Registrant's Transition Report on Form 10-Q for the transition period from October 1, 2002 to December 31, 2002 as filed on February 19, 2003. In April 2003, based on further internal review of the fresh-start accounting opening balance sheet, Sterling Chemicals, Inc. ("Sterling") calculated temporary tax differences giving rise to additional deferred tax and goodwill amounts that were not previously reflected in the consolidated balance sheet. As a result, Sterling's unaudited condensed consolidated financial statements and related disclosures as of and for the three-month period ended December 31, 2002 have been restated from amounts previously reported. The principal effects of these adjustments on the accompanying financial statements are set forth in Note 11 of the Notes to Condensed Consolidated Financial Statements. For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of Sterling's Transition Report on Form 10-Q for the three month period ended December 31, 2002 filed with the Securities and Exchange Commission on February 19, 2003 that was affected by the restatement has been included in its entirety. No attempt has been made in this Form 10-Q/A to modify or update any other disclosures presented in such original Form 10-Q except as required to reflect the effects of the restatement or to make certain technical corrections in Item 6 of Part II. Sterling hereby restates Items 1 and 2 of Part I and Item 6 of Part II in such Transition Report on Form 10-Q for the three-month period ended December 31, 2002 to give effect to the restatement as described above and make such technical corrections.

                IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/A

         Readers should consider the following information as they review this Form 10-Q/A.

FORWARD-LOOKING STATEMENTS

         This Form 10-Q/A includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Form 10-Q/A are forward-looking statements, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the cyclicality of our industry, current and future industry conditions, the potential effects of such matters on our business strategy, results of operations or financial position, the adequacy of our liquidity and our market sensitive financial instruments. The forward-looking statements are based upon current information and expectations. Estimates, forecasts and other statements contained in or implied by the forward-looking statements speak only as of the date on which they are made, are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to evaluate and predict. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Certain important factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements include the timing and extent of changes in commodity prices and global economic conditions, industry production capacity and operating rates, the supply-demand balance for our products, competitive products and pricing pressures, increases in raw material costs, our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms, federal and state regulatory developments, the availability of skilled personnel, our ability to attract or retain high quality employees and operating hazards attendant to the industry. Additional factors that could cause actual results to differ materially from our expectations or what is expressed, implied or forecasted by or in the forward-looking statements are stated herein in cautionary statements made in conjunction with the forward-looking statements or are included elsewhere in this Form 10-Q/A or Sterling Chemicals, Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors" contained in the Annual Report. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

         All statements contained in this Form 10-Q/A, including the forward-looking statements discussed above, are made as of February 18, 2003, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q/A to the extent such information is affected or impacted by events, circumstances or developments occurring after February 18, 2003 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

REORGANIZATION

         For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the condensed consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the period December 20 to December 31, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to December 19, 2002. Our financial statements as of and for the period ended December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

DOCUMENT SUMMARIES

         Statements contained in this Form 10-Q/A describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to the Annual Report or this Form 10-Q/A.

                            STERLING CHEMICALS, INC.

                                      INDEX

                                                                                                                           PAGE
                                                                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated--see Note 11)...................................................................     5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    19

Item 4. Controls and Procedures........................................................................................    23

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...............................................................................    24

                            STERLING CHEMICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                           REORGANIZED STERLING                   PREDECESSOR STERLING
                                                           --------------------       -------------------------------------------
                                                           DECEMBER 20, 2002 TO       OCTOBER 1, 2002 TO       THREE MONTHS ENDED
                                                            DECEMBER 31, 2002         DECEMBER 19, 2002        DECEMBER 31, 2001
                                                           --------------------       ------------------       ------------------
Revenues .............................................         $    12,572                $    99,888              $    63,355
Cost of goods sold ...................................              12,603                     99,588                   67,565
                                                               -----------                -----------              -----------
Gross profit (loss) ..................................                 (31)                       300                   (4,210)

Selling, general and administrative expenses .........               1,988                      3,072                    4,346
Other expense ........................................                  --                        368                       --
Reorganization items .................................                  --                     15,214                    3,633
Fresh-start adjustments ..............................                  --                    203,344                       --
Gain on debt restructuring ...........................                  --                   (457,824)                      --
Interest and debt related expenses, net of interest
income (1) ...........................................                 355                     12,144                   10,901
                                                               -----------                -----------              -----------
Income (loss) from continuing operations before income              (2,374)                   223,982                  (23,090)
tax...................................................
Provision (benefit) for income taxes .................                (828)                         8                       88
                                                               -----------                -----------              -----------
Income (loss) from continuing operations .............              (1,546)                   223,974                  (23,178)
Income from discontinued operations (including a net
gain on disposal of $188,891 for the period October 1,
2002 to December 19, 2002), net of tax expense of $342
and $2,976, respectively .............................                  --                    194,637                    8,491
                                                               -----------                -----------              -----------
Net income (loss) ....................................              (1,546)                   418,611                  (14,687)
Preferred stock dividends ............................                 170                         --                       --
                                                               -----------                -----------              -----------
Net income (loss) attributable to common
stockholders..........................................         $    (1,716)               $   418,611              $   (14,687)
                                                               ===========                ===========              ===========
Net loss per common share, basic and diluted .........         $     (0.61)               $        --              $        --
                                                               ===========                ===========              ===========

Weighted average shares outstanding:
   Basic and diluted .................................           2,825,000                         --                       --

(1) Contractual interest for the period October 1, 2002 to December 19, 2002 totaled $15,892 and for the three months ended December 31, 2001 totaled $15,118.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 REORGANIZED STERLING
                                                                 DECEMBER 31, 2002 (AS       PREDECESSOR STERLING
                                                                RESTATED - SEE NOTE 11)       SEPTEMBER 30, 2002
                                                                -----------------------      --------------------
ASSETS
Current assets:
   Cash and cash equivalents ............................             $  99,818                     $   9,843
   Accounts receivable, net .............................                41,814                        70,306
   Inventories ..........................................                31,011                        32,836
   Prepaid expenses .....................................                 4,561                         3,678
   Deferred tax asset ...................................                11,988                            --
   Assets held for sale .................................                    --                       215,178
                                                                      ---------                     ---------
     Total current assets ...............................               189,192                       331,841

Property, plant and equipment, net ......................               283,378                       117,222
Goodwill ................................................                48,463                            --
Other assets ............................................                22,998                        40,585
                                                                      ---------                     ---------
     Total assets .......................................             $ 544,031                     $ 489,648
                                                                      =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................             $  31,214                     $  30,591
   Accrued liabilities ..................................                26,635                        31,720
   Current portion of long-term debt ....................                    --                        57,242
   Liabilities related to discontinued operations .......                    --                        90,110
                                                                      ---------                     ---------
   Total current liabilities ............................                57,849                       209,663

Pre-petition liabilities - subject to compromise ........                    --                       508,895
Pre-petition liabilities - not subject to compromise ....                    --                       362,836
Long-term debt ..........................................                94,275                            --
Deferred tax liability ..................................                59,597                            --
Deferred credits and other liabilities ..................                93,131                        19,731
Redeemable preferred stock ..............................                30,170                            --
Commitments and contingencies (Note 7)...................
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value .........................                    28                            --
   Additional paid-in capital ...........................               210,527                      (141,786)
   Accumulated deficit ..................................                (1,546)                     (419,437)
   Accumulated other comprehensive income ...............                    --                       (50,254)
                                                                      ---------                     ---------
   Total stockholders' equity (deficiency in assets) ....               209,009                      (611,477)
                                                                      ---------                     ---------

Total liabilities and stockholders' equity (deficiency in
assets) .................................................             $ 544,031                     $ 489,648
                                                                      =========                     =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                            REORGANIZED STERLING                PREDECESSOR STERLING
                                                            --------------------      -----------------------------------------
                                                            DECEMBER 20, 2002 TO      OCTOBER 1, 2002 TO     THREE MONTHS ENDED
                                                             DECEMBER 31, 2002        DECEMBER 19, 2002      DECEMBER 31, 2001
                                                            --------------------      ------------------     ------------------
Cash flows from operating activities:
Net income (loss) from continuing operations ...........         $  (1,546)               $ 223,974             $ (23,178)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
   Depreciation and amortization .......................               858                    4,857                 5,684
   Interest amortization ...............................                12                      887                   859
   Fresh-start adjustments .............................                --                  203,344                    --
   Gain on cancellation of debt ........................                --                 (457,824)                   --
   Deferred tax benefit ................................              (854)                      --                    --
   Other ...............................................                --                   (2,232)                6,768
Change in assets/liabilities:
   Accounts receivable .................................            12,076                   18,382                 7,500
   Inventories .........................................            (3,940)                   5,856                (5,713)
   Prepaid expenses ....................................               789                   (1,592)                 (374)
   Other assets ........................................                13                    1,430                (2,621)
   Accounts payable ....................................             2,298                   (1,299)               (4,429)
   Accrued liabilities .................................             2,268                   (7,100)                9,211
   Other liabilities ...................................            (1,867)                   4,447                   447
                                                                 ---------                ---------             ---------

Net cash provided by (used in) operating activities ....            10,107                   (6,870)               (5,846)
                                                                 ---------                ---------             ---------

Cash flows from investing activities:
   Capital expenditures ................................              (116)                    (837)               (1,265)
   Net proceeds from the sale of the pulp chemicals
   business ............................................                --                  357,641                    --
                                                                 ---------                ---------             ---------
Net cash provided by (used in) investing activities:                  (116)                 356,804                (1,265)

Cash flows from financing activities:
   Net borrowings under (payments on) DIP Facility .....                --                  (42,200)                9,154
   Proceeds from issuance of the New Notes .............                --                   94,275                    --
   Proceeds from issuance of new common stock ..........                --                   30,000                    --
   Proceeds from issuance of new preferred stock .......                --                   30,000                    --
   Repayment of 12 3/8% Notes ..........................                --                 (371,916)                   --
                                                                 ---------                ---------             ---------
Net cash provided by (used in) financing activities:                    --                 (259,841)                9,154
                                                                 ---------                ---------             ---------

Net increase in cash and cash equivalents of continuing
operations .............................................             9,991                   90,093                 2,043
Net decrease in cash and cash equivalents from
discontinued operations ................................                --                  (10,109)               (2,642)
Cash and cash equivalents - beginning of period ........            89,827                    9,843                 1,222
                                                                 ---------                ---------             ---------
Cash and cash equivalents - end of period ..............         $  99,818                $  89,827             $     623
                                                                 =========                =========             =========

Supplemental disclosures of cash flow information:
   Interest paid, net of interest income received ......         $      --                $    (934)            $  (1,148)
   Cash paid for reorganization items ..................            (1,140)                    (931)               (2,895)

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Unless otherwise indicated, Sterling Chemicals, Inc. and its wholly-owned subsidiaries are collectively referred to as "we," "our," "ours" and "us" in this Form 10-Q/A.

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

         In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three-month periods ended December 31, 2002 and December 31, 2001, respectively. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net income (loss) or stockholders' equity (deficiency in assets).

         The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report"). The accompanying consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of September 30, 2002 included in the Annual Report. The accompanying condensed consolidated financial statements as of and for the three-month period ended December 31, 2002 have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose reports are included herein.

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

3. FRESH-START ACCOUNTING

         Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of

SOP 90-7 and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued pursuant to the Plan of Reorganization. In connection with our Plan of Reorganization, our financial advisor, Greenhill & Co., LLC ("Greenhill") prepared a valuation of our business. In preparing its valuation, Greenhill considered a number of factors including valuations by other parties and the application of various valuation methods, including discounted cash flow analysis, comparable company analysis and precedent transaction analysis. Based on Greenhill's valuation, the estimated reorganization value was allocated as follows (dollars in thousands):

Long-term debt                $ 94,275
Redeemable preferred stock      30,000
Stockholders'equity            210,725
                              --------
Total                         $335,000
                              ========

         In connection with the cancellation of certain debt of Holdings and Predecessor Sterling pursuant to the Plan of Reorganization, on December 19, 2002 we recorded a $457.8 million gain related to the cancellation of that debt. Also in connection with fresh-start accounting, we changed our method of accounting for periodic turnaround maintenance for our manufacturing units. We previously accrued the cost of these turnarounds in advance, but we now expense all costs for turnarounds as they are incurred. A one-time credit to reverse a $5.2 million existing accrual for turnaround expenses was recorded as part of our fresh-start accounting transactions. A reconciliation of the adjustments recorded in connection with our debt restructuring, the adoption of fresh-start accounting and the accounting for discontinued operations at December 19, 2002 is presented below:

                                                        PREDECESSOR                                                  REORGANIZED
                                                          STERLING      DISCONTINUED  REORGANIZATION  FRESH-START     STERLING
                                                     DECEMBER 19, 2002   OPERATIONS    ADJUSTMENTS    ADJUSTMENTS  DECEMBER 19,2002
                                                     ------------------------------------------------------------------------------
                                                                             (dollars in thousands, unaudited)
ASSETS:
Current assets:
Cash and cash equivalents .......................        $   5,839       $ 358,108      $(274,120)     $       -      $  89,827
Accounts receivable, net ........................           87,435         (35,771)         2,226              -         53,890
Inventories .....................................           44,832         (17,852)            91              -         27,071
Prepaid expenses ................................            6,658          (1,388)             -             80          5,350
Deferred tax asset ..............................                -               -              -         11,134         11,134
                                                         ----------------------------------------------------------------------
Total current assets ............................          144,764         303,097       (271,803)        11,214        187,272

Property, plant and equipment, net ..............          253,875        (139,940)             -        170,121        284,056
Goodwill ........................................                -               -              -         48,463         48,463
Other assets ....................................           45,212          (6,039)        (3,027)       (13,059)        23,087
                                                         ----------------------------------------------------------------------
Total assets ....................................        $ 443,851       $ 157,118      $(274,830)     $ 216,739      $ 542,878
                                                         ======================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable ................................        $  45,976       $ (16,684)     $     343      $    (719)     $  28,916
Accrued liabilities .............................           31,860          (7,240)           791         (1,044)        24,367
Current portion of long-term debt ...............           52,327         (10,127)       (42,200)             -              -
                                                         ----------------------------------------------------------------------
Total current liabilities .......................          130,163         (34,051)       (41,066)        (1,763)        53,283

Pre-petition liabilities subject to compromise...          512,760          (2,159)      (510,601)             -              -
Pre-petition liabilities not subject to
compromise ......................................          372,326               -       (372,326)             -              -
Long-term debt ..................................                -               -         94,275              -         94,275
Deferred tax liability ..........................           13,835         (13,835)             -         59,597         59,597
Deferred credits and other liabilities ..........           39,189         (15,011)        45,970         24,850         94,998
Commitments and contingencies....................
Redeemable preferred stock ......................                -               -         30,000              -         30,000
Stockholders' equity (deficiency in assets):
Common stock, $.01 par value ....................                -               -              -             28             28
Additional paid-in capital ......................         (141,786)              -         30,000        322,483        210,697
Retained earnings (accumulated deficit) .........         (434,465)        188,891        448,918       (203,344)             -
Accumulated other comprehensive income ..........          (48,171)         33,283              -         14,888              -
                                                         ----------------------------------------------------------------------
Total stockholders' equity (deficiency in
assets) .........................................         (624,422)        222,174        478,918        134,055        210,725
                                                         ----------------------------------------------------------------------
Total liabilities and stockholders' equity
  (deficiency in assets) ........................        $ 443,851       $ 157,118      $(274,830)     $ 216,739      $ 542,878
                                                         ======================================================================

Reorganization adjustments reflect the forgiveness of debt, including related accrued interest and certain pre-petition liabilities, in consideration for new debt and new common stock, resulting in a gain from debt restructuring of $457.8 million, partially offset by an expense of approximately $8.9 million for professional fees incurred in connection with the reorganization. Fresh-start adjustments primarily reflect the recording of property, plant and equipment at fair market value, the recording of a net deferred tax liability arising out of the difference between the book and tax basis of certain assets and liabilities (along with the resulting amount of goodwill recorded) and the recognition of previously unrecognized pension and other post-employment benefits liabilities.

4. DISPOSAL OF LONG LIVED ASSETS

         Pursuant to the Plan of Reorganization, on December 19, 2002 we sold our pulp chemicals business to Superior Propane and sold our acrylic fibers business to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's condensed consolidated balance sheet.

         The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of September 30, 2002 were as follows:

                                                                           PREDECESSOR STERLING
                                                                            SEPTEMBER 30, 2002
                                                                          (Dollars in Thousands)
                                                                                (Unaudited)
                                                --------------------------------------------------------------
                                                PULP CHEMICALS BUSINESS    ACRYLIC FIBERS BUSINESS      TOTAL
                                                -----------------------    -----------------------    --------
ASSETS HELD FOR SALE:
   Current assets ..........................            $ 59,109                   $ 11,429           $ 70,538
   Property, plant and equipment, net ......             138,614                         --            138,614
   Other assets ............................               4,890                      1,136              6,026
                                                        --------                   --------           --------
     Total                                              $202,613                   $ 12,565           $215,178
                                                        ========                   ========           ========

LIABILITIES RELATED TO DISCONTINUED
OPERATIONS:
   Current liabilities .....................              32,080                      2,385             34,465
   Deferred credits and other liabilities...              42,390                     13,255             55,645
                                                        --------                   --------           --------
     Total                                              $ 74,470                   $ 15,640           $ 90,110
                                                        ========                   ========           ========

         For the period from October 1, 2002 through December 19, 2002 and for the three months ended December 31, 2001, the amount of revenue and net income
(loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

                                                                PREDECESSOR STERLING
                                                               (Dollars in Thousands)
                                                                     (Unaudited)
                                                  -------------------------------------------
                                                  OCTOBER 1, 2002 TO      THREE MONTHS ENDED
                                                   DECEMBER 19, 2002        DECEMBER 31, 2001
                                                  ------------------      -------------------
REVENUES:
   Pulp chemicals business ...................        $  50,282                $  56,692
   Acrylic fibers business ...................            4,075                    4,927
                                                      ---------                ---------
     Total                                            $  54,357                $  61,619
                                                      =========                =========

NET INCOME (LOSS):
   Pulp chemicals business ...................          201,404                    9,072
   Acrylic fibers business ...................           (6,767)                    (581)
                                                      ---------                ---------
     Total                                            $ 194,637                $   8,491
                                                      =========                =========

5. INVENTORIES

                                                    REORGANIZED            PREDECESSOR
                                                      STERLING               STERLING
                                                  -----------------    ------------------
                                                  DECEMBER 31, 2002    SEPTEMBER 30, 2002
                                                  -----------------    ------------------
                                                          (Dollars in Thousands)
                                                               (Unaudited)
Inventories consisted of the following:
Finished products .............................       $12,228               $15,470
Raw materials .................................        12,259                 9,656
Inventories under exchange agreements .........           550                 1,682
Stores and supplies ...........................         5,974                 6,028
                                                      -------               -------
                                                      $31,011               $32,836
                                                      =======               =======

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

         On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (the "SIP") for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency ("EPA") and a decision regarding approval or rejection of the SIP is expected to be issued by EPA by mid- 2003. Under the SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City, Texas facility by approximately 80%, and monitor, and potentially reduce, emissions of other chemicals. We believe that we would need to make between $25 and $30 million in capital improvements in order to comply with the nitrogen oxide emission reduction requirements, and spend an additional $2 to $3 million in order to comply with the other provisions of the SIP. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over the four-year period ending December 2007.

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

         Upon the effective date of the Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our Series A Convertible Preferred Stock ("Series A Preferred Stock"). Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first Business Day of each calendar quarter. Our Series A Preferred Stock carries a liquidation preference of $13,793.11 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued on the effective date of the Plan of Reorganization exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of

         - the liquidation preference for such shares (plus accrued and unpaid dividends), or

         - in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of Series A Preferred Stock been converted prior thereto, or

         - in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such change of control had such shares of Series A Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).

         Upon the effective date of our Plan of Reorganization, we also issued warrants (the "Warrants") to purchase, in the aggregate, 949,367 shares of common stock. Each Warrant represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).

10. NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for our fiscal year beginning October 1, 2002, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No.141 was applied through our implementation of fresh-start accounting under the provisions of SOP 90-7. However, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 was effective for our fiscal year beginning October 1, 2002. Accordingly, we reported the sale of our pulp and acrylic fibers businesses as discontinued operations in our condensed consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note
3). As a result, we have classified gains and losses from our debt restructuring as a component of income (loss) from continuing operations in the accompanying condensed consolidated statements of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

         In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

11. RESTATEMENT ADJUSTMENTS

         Subsequent to the issuance of our condensed consolidated financial statements for the three-month period ended December 31, 2002, and based on further internal review of the fresh-start accounting opening balance sheet, management calculated temporary tax differences, which resulted in the adjustment of deferred tax balances and the inclusion of goodwill amounts that were not previously reflected in the condensed consolidated balance sheet as of December 31, 2002. As a result, the accompanying financial statements as of December 31, 2002 have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                                                             AS PREVIOUSLY
                  AT DECEMBER 31, 2002:                         REPORTED      RESTATEMENTS     AS RESTATED
                  ----------------------                     ---------------------------------------------
Deferred tax asset ......................................       $    854        $ 11,134        $ 11,988
Goodwill ................................................             --          48,463          48,463
Total assets ............................................        484,434          59,597         544,031
Deferred tax liability ..................................             --          59,597          59,597
Total liabilities and stockholders' equity (deficiency in
assets) .................................................       $484,434        $ 59,597        $544,031

This restatement did not have any impact on our consolidated statements of operations or consolidated statements of cash flows.

                        INDEPENDENT ACCOUNTANTS' REPORT

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

As discussed in Note 1 to the financial statements, on November 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective after the close of business on December 19, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 3.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of September 30, 2002 (Predecessor Company balance sheet), and the related consolidated statements of operations, stockholder's equity (deficiency in assets), and cash flows for the year then ended (not presented herein) (Predecessor Company operations); and in our report dated December 13, 2002, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 11, the accompanying Reorganized Sterling December 31, 2002 financial statements have been restated.

DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2003 (May 12, 2003 as to Notes 3 and 11)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As described in Note 11 to the condensed consolidated financial statements, Sterling's consolidated December 31, 2002 financial statements have been restated. The following discussion and analysis gives effect to that restatement and should be read in conjunction with the condensed consolidated financial statements and the related notes thereto.

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

         For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the condensed consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the period December 20 to December 31, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to December 19, 2002. Our financial statements as of December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

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

         Pursuant to the Plan of Reorganization, on December 19, 2002 we sold our pulp chemicals business to Superior Propane and sold our acrylic fibers business to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the condensed consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's condensed consolidated balance sheet.

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

Working Capital

         Our working capital at December 31, 2002 was $131.3 million, a decrease from the $122.2 million in working capital for Predecessor Sterling on September 30, 2002. The decrease was primarily a result of the absence of the assets held for sale, net of liabilities related to discontinued operations, partially offset by an increase in cash and cash equivalents.

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

RESULTS OF OPERATIONS

         For financial reporting purposes, the effective date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the condensed consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling for the period December 20 to December 31, 2002 and Predecessor Sterling for periods prior to December 19, 2002. Our financial statements as of and for the period ended December 31, 2002 are not comparable to those of Predecessor Sterling for the periods prior to December 31, 2002.

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

         Revenues for acrylonitrile remained essentially the same during the three months ended December 31, 2002 compared to the same period of 2001. Our acrylonitrile unit is projected to be restarted by the end of the first calendar quarter of 2003, although no assurances can be given to that effect.

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

CRITICAL ACCOUNTING POLICIES, USE OF ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes to financial statements. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect results of operations and financial position in future periods.

NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for our fiscal year beginning October 1, 2002, requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 141 was applied through our implementation of fresh-start accounting under the provisions of SOP 90-7. However, the adoption of SFAS No. 142 did not have a significant impact on our financial statements.

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

         In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was effective for our fiscal year beginning October 1, 2002. Accordingly, we reported the sale of our pulp and acrylic fibers businesses as discontinued operations in our condensed consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 3 to the condensed consolidated financial statements). As a result, we have classified gains and losses from our debt restructuring as a component of income
(loss) from continuing operations in the accompanying condensed consolidated statements of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

         In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends
SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

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

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: The following exhibits are filed as part of this Form 10-Q/A:

EXHIBIT
NUMBER                                          DESCRIPTION OF EXHIBITS
------                                          -----------------------
    2.1     -    Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling
                 Chemicals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on
                 Form 10-K for the year ended September 30, 2002).

    2.2     -    Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October
                 14, 2002  (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November
                 26, 2002).

    2.3     -    First Modification to Amendment to Joint Plan of Reorganization of Sterling Chemicals
                 Holdings, Inc., et al., dated November 18, 2002  (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 26, 2002).

    3.1     -    Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                 September 30, 2002).

    3.3     -    Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible
                 Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 4 to the
                 Company's Form 8-A filed on December 19, 2002).

    3.3     -    Restated Bylaws of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

    4.1     -    Indenture dated December 19, 2002 between Sterling Chemicals, Inc., as Issuer, Sterling
                 Chemicals Energy, Inc., as Guarantor, and National City Bank, a national banking association, as Trustee, governing the 10%  Senior Secured Notes due 2007 of Sterling Chemicals, Inc.
                 (incorporated by reference to Exhibit T3-C to the Company's Amendment No. 3 to Form T-3 filed on December 19, 2002).

  **4.2     -    Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated
                 December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as
                 Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary

  **4.3     -    Security Agreement dated as of December 19, 2002 among Sterling Chemicals, Inc. and
                 Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and
                 National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured
                 Notes due 2007 of Sterling Chemicals, Inc.

  **4.4     -    Revolving Credit Agreement dated as of December 19, 2002 among Sterling Chemicals, Inc. and
                 Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit,
                 Inc., as Administrative Agent for the Lenders.

*4.4(a)     -    First Amendment to Revolving Credit Agreement dated as of February 12, 2003, among Sterling
                 Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions a party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as
                 Administrative Agent for the Lenders.

  **4.5     -    Security Agreement dated as of December 19, 2002 by Sterling Chemicals, Inc. and Sterling
                 Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as
                 Administrative Agent for the Secured Parties.

  **4.6     -    Pledge Agreement dated as of December 19, 2002 by Sterling Chemicals, Inc. and Sterling
                 Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as
                 Administrative Agent for the Secured Parties.

    4.7     -    Warrant Agreement, dated as of December 19, 2002, by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent  (incorporated by reference to Exhibit 5 to the Company's Form 8-A filed on December 19, 2002).

 **10.1     -    Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees'
                 Pension Plan.

 **10.2     -    Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees'
                 Pension Plan.

 **10.3     -    Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees'
                 Pension Plan.

 **10.4     -    Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                 Employees' Pension Plan.

 **10.5     -    Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees'
                 Pension Plan.

 **10.6     -    Second Amendment to the Sixth Amended and Restated Savings and Investment Plan.

 **10.7     -    Third Amendment to the Sixth Amended and Restated Savings and Investment Plan.

 **10.8     -    Sixth Amendment to Sterling Chemicals ESOP.

 **10.9     -    Seventh Amendment to Sterling Chemicals ESOP.

**10.10     -    Severance Agreement dated effective as of January 2, 2003 between Sterling Chemicals, Inc.
                 and David G. Elkins.

  10.11     -    Sterling Chemicals, Inc. 2002 Stock Plan  (incorporated by reference to Exhibit 6 to the
                 Company's Form 8-A filed on December 19, 2002).

  10.12     -    Registration Rights Agreement, dated as of December 19, 2002, by and among Sterling
                 Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated by reference to Exhibit 7 to the Company's Form 8-A filed on December 19, 2002).

  10.13     -    Tag Along Agreement, dated as of December 19, 2002, by and among Sterling Chemicals, Inc.,
                 Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors
                 (incorporated by reference to Exhibit 8 to the Company's Form 8-A filed on December 19, 2002).

   99.1     -    Certification by the chief executive officer furnished solely pursuant to 18 U.S.C. Section 1350
                 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). (furnished herewith)

   99.2     -    Certification by the chief financial officer furnished solely pursuant to 18 U.S.C. Section 1350
                 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). (furnished herewith)

** Previously filed with our Transition Report on Form 10-Q filed on February 19, 2003

     (b) Reports on Form 8-K.

         1. On October 25, 2002, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

         2. On November 14, 2002, we filed a Current Report on Form 8-K reporting Items 5 and 7 related to our entry into a definitive agreement to sell our pulp chemicals business.

         3. On November 26, 2002, we filed a Current Report on Form 8-K reporting Items 3 and 7 related to the confirmation of the Plan of Reorganization by the Bankruptcy Court.

         4. On December 2, 2002, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

         5. On December 18, 2002, we filed a Current Report on Form 8-K reporting Items 1, 5 and 7 related to the merger of Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc.

         6. On December 23, 2002, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to our emergence from bankruptcy and the execution of our $100 million credit facility

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       STERLING CHEMICALS, INC.
                       (Registrant)

Date: May 12, 2003     /s/ RICHARD K. CRUMP
                       ---------------------------------------------------------
                       Richard K. Crump
                       President and Chief Executive Officer

Date: May 12, 2003     /s/ PAUL G. VANDERHOVEN
                       ---------------------------------------------------------
                       Paul G. Vanderhoven
                       Senior Vice President-Finance and Chief Financial Officer
                       (Principal Financial Officer)

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

Date: May 12, 2003            /s/ RICHARD K. CRUMP
                              -------------------------
                                      Richard K. Crump
                                      President and Chief Executive Officer

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

Date: May 12, 2003            /s/ PAUL G. VANDERHOVEN
                              --------------------------------
                                      Paul G. Vanderhoven
                                      Senior Vice President - Finance and
                                      Chief Financial Officer

                                                                   EXHIBIT INDEX

  EXHIBIT
   NUMBER                                            DESCRIPTION OF EXHIBITS
  --------                                           -----------------------
    2.1     -    Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling
                 Chemicals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on
                 Form 10-K for the year ended September 30, 2002).

    2.2     -    Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October
                 14, 2002  (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on November
                 26, 2002).

    2.3     -    First Modification to Amendment to Joint Plan of Reorganization of Sterling Chemicals
                 Holdings, Inc., et al., dated November 18, 2002  (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on November 26, 2002).

    3.1     -    Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                 September 30, 2002).

    3.3     -    Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible
                 Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 4 to the
                 Company's Form 8-A filed on December 19, 2002).

    3.3     -    Restated Bylaws of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002).

    4.1     -    Indenture dated December 19, 2002 between Sterling Chemicals, Inc., as Issuer, Sterling
                 Chemicals Energy, Inc., as Guarantor, and National City Bank, a national banking association, as Trustee, governing the 10%  Senior Secured Notes due 2007 of Sterling Chemicals, Inc.
                 (incorporated by reference to Exhibit T3-C to the Company's Amendment No. 3 to Form T-3 filed on December 19, 2002).

  **4.2     -    Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated
                 December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as
                 Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary

  **4.3     -    Security Agreement dated as of December 19, 2002 among Sterling Chemicals, Inc. and
                 Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and
                 National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured
                 Notes due 2007 of Sterling Chemicals, Inc.

  **4.4     -    Revolving Credit Agreement dated as of December 19, 2002 among Sterling Chemicals, Inc. and
                 Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit,
                 Inc., as Administrative Agent for the Lenders.

*4.4(a)     -    First Amendment to Revolving Credit Agreement dated as of February 12, 2003, among Sterling
                 Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions a party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as
                 Administrative Agent for the Lenders.

  **4.5     -    Security Agreement dated as of December 19, 2002 by Sterling Chemicals, Inc. and Sterling
                 Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as
                 Administrative Agent for the Secured Parties.

  **4.6     -    Pledge Agreement dated as of December 19, 2002 by Sterling Chemicals, Inc. and Sterling
                 Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as
                 Administrative Agent for the Secured Parties.

    4.7     -    Warrant Agreement, dated as of December 19, 2002, by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent  (incorporated by reference to Exhibit 5 to the Company's Form 8-A filed on December 19, 2002).

 **10.1     -    Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees'
                 Pension Plan.

 **10.2     -    Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees'
                 Pension Plan.

 **10.3     -    Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees'
                 Pension Plan.

 **10.4     -    Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid
                 Employees' Pension Plan.

 **10.5     -    Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees'
                 Pension Plan.

 **10.6     -    Second Amendment to the Sixth Amended and Restated Savings and Investment Plan.

 **10.7     -    Third Amendment to the Sixth Amended and Restated Savings and Investment Plan.

 **10.8     -    Sixth Amendment to Sterling Chemicals ESOP.

 **10.9     -    Seventh Amendment to Sterling Chemicals ESOP.

**10.10     -    Severance Agreement dated effective as of January 2, 2003 between Sterling Chemicals, Inc.
                 and David G. Elkins.

  10.11     -    Sterling Chemicals, Inc. 2002 Stock Plan  (incorporated by reference to Exhibit 6 to the
                 Company's Form 8-A filed on December 19, 2002).

  10.12     -    Registration Rights Agreement, dated as of December 19, 2002, by and among Sterling
                 Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated by reference to Exhibit 7 to the Company's Form 8-A filed on December 19, 2002).

  10.13     -    Tag Along Agreement, dated as of December 19, 2002, by and among Sterling Chemicals, Inc.,
                 Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors
                 (incorporated by reference to Exhibit 8 to the Company's Form 8-A filed on December 19, 2002).

   99.1     -    Certification by the chief executive officer furnished solely pursuant to 18 U.S.C. Section 1350
                 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). (furnished herewith)

   99.2     -    Certification by the chief financial officer furnished solely pursuant to 18 U.S.C. Section 1350
                 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002). (furnished herewith)