Form 10-Q
period 2003-03-31
STERLING CHEMICALS INC
filed 2003-05-14
CIK 1014669

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO


                        COMMISSION FILE NUMBER 000-50132

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                                    76-0502785
(STATE OR OTHER JURISDICTION OF INCORPORATION                                   (IRS EMPLOYER
                 OR ORGANIZATION)                                             IDENTIFICATION NO.)

           1200 SMITH STREET, SUITE 1900
             HOUSTON, TEXAS 77002-4312                                         (713) 650-3700
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

     As of April 30, 2003, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.

================================================================================

                 IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

     Unless otherwise indicated, references to "we," "us," "our" and "ours" in this Form 10-Q refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.

Readers should consider the following information as they review this Form 10-Q:

FORWARD-LOOKING STATEMENTS

     Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

     o  the cyclicality of the petrochemicals industry;
     o  current and future industry conditions;
     o the potential effects of market and industry conditions and cyclicality on our business strategy, results of operations or financial position;
     o  the adequacy of our liquidity;
     o  our environmental management programs and safety initiatives;
     o  our market sensitive financial instruments;
     o  future uses of and requirements for financial resources;
     o  future contractual obligations;
     o  business strategy;
     o  growth opportunities;
     o  competitive position;
     o  expected financial position;
     o  future cash flows;
     o  future dividends;
     o  financing plans;
     o  budgets for capital and other expenditures;
     o  plans and objectives of management;
     o  outcomes of legal proceedings;
     o  compliance with applicable laws; and
     o  adequacy of insurance or indemnification.

Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

     o  the timing and extent of changes in commodity prices;
     o  petrochemicals industry production capacity and operating rates;
     o market conditions in the petrochemicals industry, including the supply-demand balance for our products;
     o  competition, including competitive products and pricing pressures;
     o the timing and extent of changes in global economic and business conditions;
     o  increases in raw materials and energy costs;
     o our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms;
     o  regulatory initiatives and compliance with governmental regulations;
     o  compliance with environmental laws and regulations;
     o  customer preferences;
     o  the availability of skilled personnel;
     o  our ability to attract or retain high quality employees;
     o  operating hazards attendant to the petrochemicals industry;

     o  casualty losses;
     o  changes in foreign, political, social and economic conditions;
     o risks of war, military operations, other armed hostilities, terrorist acts and embargoes;
     o changes in technology, which could require significant capital expenditures in order to maintain competitiveness;
     o  effects of litigation;
     o  cost, availability and adequacy of insurance;
     o  adequacy of our sources of liquidity; and
     o  various other matters, many of which are beyond our control.

     The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (our "Annual Report"), include additional factors that could adversely affect our business, results of operations and financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors" contained in our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 13, 2003, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 13, 2003 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

     Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q.

AVAILABLE INFORMATION

     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as any Beneficial Ownership Reports that have been electronically filed by our directors, officers and stockholders that own at least 10% of our capital securities, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed or furnished such material. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

                            STERLING CHEMICALS, INC.



                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............     18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................     23

Item 4.  Controls and Procedures..........................................................................     23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................     24

Item 6.  Exhibits and Reports on Form 8-K.................................................................     24

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                           REORGANIZED STERLING    |   PREDECESSOR STERLING
                                                          -----------------------  |  -----------------------
                                                            THREE MONTHS ENDED     |    THREE MONTHS ENDED
                                                              MARCH 31, 2003       |      MARCH 31, 2002
                                                          -----------------------  |  -----------------------
                                                                                   |
Revenues...............................................     $        122,368       |    $      61,922
Cost of goods sold.....................................              124,493       |           65,092
                                                          -----------------------  |  -----------------------
Gross loss.............................................               (2,125)      |           (3,170)
                                                                                   |
Selling, general and administrative expenses...........                4,686       |            3,631
Other income...........................................               (3,678)      |               --
Reorganization items...................................                   --       |            4,681
Interest and debt related expenses, net of interest                                |
  income (1)...........................................                1,838       |           11,068
                                                          -----------------------  |  -----------------------
Loss from continuing operations before income taxes....               (4,971)      |          (22,550)
Provision (benefit) for income taxes...................               (1,431)      |               25
                                                          -----------------------  |  -----------------------
Loss from continuing operations........................               (3,540)      |          (22,575)
Income (loss) from discontinued operations net of tax                              |
  expense of $342 and $2,429, respectively.............                 (634)      |            7,160
                                                          -----------------------  |  -----------------------
Net loss ..............................................               (4,174)      |          (15,415)
Preferred stock dividends .............................                1,207       |               --
                                                          -----------------------  |  -----------------------
Net loss attributable to common stockholders...........     $         (5,381)      |    $     (15,415)
                                                          =======================  |  =======================
                                                                                   |
Net loss per share of common stock, basic and diluted..     $          (1.90)      |    $          --
                                                          =======================  |  =======================
                                                                                   |
Weighted average shares of common stock outstanding:                               |
   Basic and diluted...................................            2,825,000       |               --


(1) Contractual interest for the three months ended March 31, 2002 totaled $23,365.


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                     REORGANIZED STERLING
                                                        ------------------------------------------------ |  PREDECESSOR STERLING
                                                            MARCH 31, 2003          DECEMBER 31, 2002    |   SEPTEMBER 30, 2002
                                                        ------------------------  ---------------------- | ----------------------
                                                                                                         |
ASSETS                                                                                                   |
Current assets:                                                                                          |
   Cash and cash equivalents...........................   $           75,123        $           99,818   |   $            9,843
   Accounts receivable, net............................               59,662                    41,814   |               70,306
   Inventories.........................................               39,253                    31,011   |               32,836
   Prepaid expenses....................................                5,440                     4,561   |                3,678
   Deferred tax asset..................................               13,680                    11,988   |                   --
   Assets held for sale................................                   --                        --   |              215,178
                                                        ------------------------  ---------------------- | ----------------------
     Total current assets..............................              193,158                   189,192   |              331,841
                                                                                                         |
Property, plant and equipment, net.....................              279,191                   283,378   |              117,222
Goodwill...............................................               48,463                    48,463   |                   --
Other assets...........................................               22,292                    22,998   |               40,585
                                                        ------------------------  ---------------------- | ----------------------
     Total assets......................................   $          543,104        $          544,031   |   $          489,648
                                                        ========================  ====================== | ======================
                                                                                                         |
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                     |
Current liabilities:                                                                                     |
   Accounts payable....................................   $           32,842        $           31,214   |   $           30,591
   Accrued liabilities.................................               27,230                    26,635   |               31,720
   Current portion of long-term debt...................                   --                        --   |               57,242
   Liabilities related to discontinued operations......                   --                        --   |               90,110
                                                        ------------------------  ---------------------- | ----------------------
   Total current liabilities...........................               60,072                    57,849   |              209,663
                                                                                                         |
Pre-petition liabilities - subject to compromise.......                   --                        --   |              508,895
Pre-petition liabilities - not subject to compromise...                   --                        --   |              362,836
Long-term debt.........................................               94,275                    94,275   |                   --
Deferred tax liability.................................               59,597                    59,597   |                   --
Deferred credits and other liabilities.................               94,154                    93,131   |               19,731
Redeemable preferred stock.............................               31,376                    30,170   |                   --
Commitments and contingencies (Note 8).................                                                  |
Stockholders' equity (deficiency in assets):                                                             |
   Common stock, $.01 par value........................                   28                        28   |                   --
   Additional paid-in capital..........................              209,320                   210,527   |             (141,786)
   Accumulated deficit.................................               (5,718)                   (1,546)  |             (419,437)
   Accumulated other comprehensive income..............                   --                        --   |              (50,254)
                                                        ------------------------  ---------------------- | ----------------------
   Total stockholders' equity                                                                            |
     (deficiency in assets)............................              203,630                   209,009   |             (611,477)
                                                        ------------------------  ---------------------- | ----------------------
                                                                                                         |
Total liabilities and stockholders' equity                                                               |
   (deficiency in assets)..............................   $          543,104        $          544,031   |   $          489,648
                                                        ========================  ====================== | ======================


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                           REORGANIZED STERLING    |   PREDECESSOR STERLING
                                                           ----------------------  |  -----------------------
                                                            THREE MONTHS ENDED     |    THREE MONTHS ENDED
                                                              MARCH 31, 2003       |      MARCH 31, 2002
                                                           ----------------------  |  -----------------------
                                                                                   |
Cash flows from operating activities:                                              |
Net loss from continuing operations.......................    $       (3,540)      |      $    (22,575)
Adjustments to reconcile net loss to net                                           |
cash used in operating activities:                                                 |
   Depreciation and amortization..........................             6,521       |             5,614
   Interest amortization..................................                63       |               879
   Deferred tax benefit...................................            (1,692)      |                --
   Other..................................................                (1)      |            (1,409)
Change in assets/liabilities:                                                      |
   Accounts receivable....................................           (17,848)      |             2,855
   Inventories............................................            (8,242)      |             5,353
   Prepaid expenses.......................................              (879)      |              (366)
   Other assets...........................................               204       |              (635)
   Accounts payable.......................................               994       |            14,641
   Accrued liabilities....................................               595       |            (4,276)
   Other liabilities......................................             1,022       |            (2,845)
                                                           ----------------------  |  -----------------------
                                                                                   |
Net cash used in operating activities.....................           (22,803)      |            (2,764)
                                                           ----------------------  |  -----------------------
                                                                                   |
Cash flows used in investing activities:                                           |
   Capital expenditures...................................            (1,892)      |            (4,752)
                                                                                   |
Cash flows from financing activities:                                              |
   Net borrowings under DIP Facility......................                --       |             4,641
                                                                                   |
Net increase in cash and cash equivalents from continuing                          |
  operations..............................................           (24,695)      |            (2,875)
Net decrease in cash and cash equivalents from                                     |
  discontinued operations.................................                --       |             2,888
Cash and cash equivalents - beginning of period...........            99,818       |               623
                                                           ----------------------  |  -----------------------
Cash and cash equivalents - end of period.................    $       75,123       |     $         636
                                                           ======================  |  =======================
                                                                                   |
Supplemental disclosures of cash flow information:                                 |
   Net interest paid (received)...........................    $         (782)      |     $       1,339
   Cash paid for reorganization items.....................            12,701       |             3,542


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Interim Financial Information:

     On July 16, 2001 (the "Petition Date"), Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (as modified, the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements covered by this period have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     For financial reporting purposes, the effective date of the Plan of Reorganization is considered to have been the close of business on December 19, 2002 (the "Effective Date"). Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 4), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the periods after December 19, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to and including December 19, 2002. Our financial statements as of and for the three-month period ended March 31, 2003 are not comparable to those of Predecessor Sterling for the same period ended March 31, 2002.

     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three-month periods ended March 31, 2003 and March 31, 2002, respectively. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

     The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report") and with the transition report on Form 10-Q/A for the three months ended December 31, 2002 (the "Transition Report"). The accompanying condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of September 30, 2002 included in the Annual Report, and the accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the consolidated balance sheet as of December 31, 2002 included in the Transition Report. The accompanying condensed consolidated financial statements as of and for the three-month period ended March 31, 2003 have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose report is included herein. In December 2002, we changed our fiscal year-end from September 30 to December 31.

Industry Conditions and Liquidity:

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw materials and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets for our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

Recent Developments:

    Effective as of January 2, 2003, David G. Elkins retired as our President and Co-Chief Executive Officer. Mr. Elkins joined us in January 1998 as our General Counsel, Vice President and Secretary and later served as our Executive Vice President - Administration and Law before being appointed as our President in January 2001 and, subsequently, our Co-Chief Executive Officer in September 2001. Mr. Elkins continues to serve as a member of our Board of Directors. We entered into a Severance Agreement with Mr. Elkins at the time of his retirement, pursuant to which we made a lump sum payment to him of approximately $1.6 million. We also paid Mr. Elkins approximately $0.2 million under his Employment Agreement for accrued vacation time and certain other vested benefits. For the period December 19, 2002 to December 31, 2002, we accrued approximately $1.6 million for severance costs associated with Mr. Elkins' retirement, and these severance costs were paid during the first quarter of 2003.

 2. STOCK-BASED COMPENSATION PLAN

     On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings, including all options issued under Holdings' stock based incentive plans, were cancelled upon consummation of the merger. In connection with the implementation of the Plan of Reorganization, we adopted our 2002 Stock Plan. Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. Our 2002 Stock Plan may be amended or modified from time to time by our Board of Directors in accordance with its terms. We have reserved 379,747 shares (subject to adjustment as provided for in our 2002 Stock Plan) of our common stock for issuance under this plan. On February 11, 2003, options to purchase 348,500 shares of our common stock at an exercise price of $31.60 per share were granted under our 2002 Stock Plan.

     We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Our stock options have all been granted with exercise prices at estimated fair value, therefore no compensation expense has been recognized under APB 25.

     The following table illustrates the effect on net loss and earnings per share assuming the compensation costs for our stock option plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" for the three months ended March 31, 2003. There were no options outstanding prior to February 11, 2003.

                                                                        THREE MONTHS ENDED
                                                                          MARCH 31, 2003
                                                                     -------------------------
                                                                       (IN THOUSANDS, EXCEPT
                                                                          PER SHARE DATA,
                                                                             UNAUDITED)

Net loss attributable to common stockholders, as reported........       $       (5,381)

Add:  Stock-based employee compensation expense included in
  reported net loss, net of related tax effects..................                   --

Deduct:  Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects.....................................                  297
                                                                     -------------------------
Pro forma net loss for SFAS No. 123..............................       $       (5,678)
                                                                     =========================

Loss per share of common stock as reported, basic and diluted....       $        (1.90)

Loss per share pro forma for SFAS No. 123, basic and diluted.....       $        (2.01)

3. EMERGENCE FROM CHAPTER 11 PROCEEDINGS

     On December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. Under the Plan of Reorganization, the Debtors' pulp chemicals business was sold to Superior Propane, Inc. ("Superior Propane") for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. A portion of the net proceeds from the sale of the Debtors' pulp chemicals business, approximately $80 million, remained with Reorganized Sterling, which continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by

Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on the Effective Date of the Plan of Reorganization, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the "New Revolver"). We had not, as of March 31, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of March 31, 2003.

     On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling common stock to the holders of Holdings' 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis). In addition, upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' managed funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of convertible preferred stock of Reorganized Sterling. An additional $30 million was contributed to Reorganized Sterling pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Upon the effectiveness of the Plan of Reorganization, Reorganized Sterling issued 2,175,000 shares of its common stock under the terms of the rights offering.

4. FRESH-START ACCOUNTING

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

                                                    PREDECESSOR                                                    REORGANIZED
                                                      STERLING                                                       STERLING
                                                    DECEMBER 19,    DISCONTINUED   REORGANIZATION  FRESH-START     DECEMBER 19,
                                                        2002         OPERATIONS     ADJUSTMENTS    ADJUSTMENTS         2002
                                                 ---------------------------------------------------------------------------------
                                                                      (dollars in thousands, unaudited)
ASSETS:
Current assets:
Cash and cash equivalents....................    $       5,839     $     358,108   $     (274,120)  $          -  $      89,827
Accounts receivable, net.....................           87,435           (35,771)           2,226              -         53,890
Inventories..................................           44,832           (17,852)              91              -         27,071
Prepaid expenses.............................            6,658            (1,388)               -             80          5,350
Deferred tax asset...........................                -                 -                -         11,134         11,134
                                                 ---------------------------------------------------------------------------------
Total current assets.........................          144,764           303,097         (271,803)        11,214        187,272

Property, plant and equipment, net...........          253,875          (139,940)               -        170,121        284,056
Goodwill.....................................                -                 -                -         48,463         48,463
Other assets.................................           45,212            (6,039)          (3,027)       (13,059)        23,087
                                                 ---------------------------------------------------------------------------------
Total assets.................................    $     443,851     $     157,118   $     (274,830)  $    216,739  $     542,878
                                                 =================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable.............................    $      45,976     $     (16,684)  $          343   $       (719) $      28,916
Accrued liabilities..........................           31,860            (7,240)             791         (1,044)        24,367
Current portion of long-term debt............           52,327           (10,127)         (42,200)             -              -
                                                 ---------------------------------------------------------------------------------
Total current liabilities....................          130,163           (34,051)         (41,066)        (1,763)        53,283

Pre-petition liabilities subject to
  compromise.................................         512,760            (2,159)        (510,601)             -              -
Pre-petition liabilities not subject to
  compromise.................................          372,326                 -         (372,326)             -              -
Long-term debt...............................                -                 -           94,275              -         94,275
Deferred tax liability.......................           13,835           (13,835)               -         59,597         59,597
Deferred credits and other liabilities.......           39,189           (15,011)          45,970         24,850         94,998
Commitments and contingencies................
Redeemable preferred stock...................                -                 -           30,000              -         30,000
Stockholders' equity (deficiency in assets):
Common stock, $.01 par value.................                -                 -                -             28             28
Additional paid-in capital...................         (141,786)                -           30,000        322,483        210,697
Retained earnings (accumulated deficit)......         (434,465)          188,891          448,918       (203,344)             -
Accumulated other comprehensive income.......          (48,171)           33,283                -         14,888              -
                                                 ---------------------------------------------------------------------------------
Total stockholders' equity (deficiency in
  assets)....................................         (624,422)          222,174          478,918        134,055        210,725
                                                 ---------------------------------------------------------------------------------
Total liabilities and stockholders' equity
  (deficiency in assets).....................    $     443,851     $     157,118   $     (274,830)  $    216,739  $     542,878
                                                 =================================================================================


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

5. DISPOSAL OF LONG LIVED ASSETS

     Pursuant to the Plan of Reorganization, on December 19, 2002, we sold our pulp chemicals business to Superior Propane for approximately $373 million and sold our acrylic fibers business to local management of that business for nominal consideration. In accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's consolidated balance sheet.


     The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of September 30, 2002 were as follows:

                                                                            PREDECESSOR STERLING
                                                                             SEPTEMBER 30, 2002
                                                                           (Dollars in Thousands)
                                                                                 (Unaudited)
                                                  --------------------------------------------------------------------------
                                                      PULP CHEMICALS             ACRYLIC FIBERS
                                                         BUSINESS                   BUSINESS                  TOTAL
                                                  -----------------------    -----------------------   ---------------------
ASSETS HELD FOR SALE:
   Current assets............................       $           59,109         $           11,429        $      70,538
   Property, plant and equipment, net........                  138,614                         --              138,614
   Other assets..............................                    4,890                      1,136                6,026
                                                  -----------------------    -----------------------   ---------------------
     Total...................................       $          202,613         $           12,565        $     215,178
                                                  =======================    =======================   =====================

LIABILITIES RELATED TO DISCONTINUED
OPERATIONS:
   Current liabilities.......................                   32,080                      2,385               34,465
   Deferred credits and other liabilities....                   42,390                     13,255               55,645
                                                  -----------------------    -----------------------   ---------------------
     Total...................................       $           74,470         $           15,640        $      90,110
                                                  =======================    =======================   =====================


     For the three months ended March 31, 2002, the amount of revenue and net income (loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

                                                                       PREDECESSOR STERLING
                                                                     -------------------------
                                                                        THREE MONTHS ENDED
                                                                          MARCH 31, 2002
                                                                     -------------------------
                                                                      (Dollars in Thousands)
                                                                           (Unaudited)
REVENUES:
   Pulp chemicals business.......................................      $           56,372
   Acrylic fibers business.......................................                   4,275
                                                                     -------------------------
     Total.......................................................      $           60,647
                                                                     =========================

NET INCOME (LOSS):
   Pulp chemicals business.......................................                   8,536
   Acrylic fibers business.......................................                  (1,376)
                                                                     -------------------------
     Total.......................................................      $            7,160
                                                                     =========================


6. INVENTORIES

                                                                                                          |   PREDECESSOR
                                                                             REORGANIZED STERLING         |     STERLING
                                                                      ----------------------------------- | ------------------
                                                                       MARCH 31, 2003   DECEMBER 31, 2002 | SEPTEMBER 30, 2002
                                                                      ---------------   -----------------   ------------------
                                                                                      (Dollars in Thousands)
                                                                                            (Unaudited)
                                                                                                          |
                                                                                                          |
Inventories consisted of the following:                                                                   |
Finished products.....................................................   $    19,376      $    12,228     |   $    15,470
Raw materials.........................................................        12,706           12,259     |         9,656
Inventories under exchange agreements.................................         1,199              550     |         1,682
Stores and supplies...................................................         5,972            5,974     |         6,028
                                                                      -----------------  ---------------- | ------------------
                                                                         $    39,253      $    31,011     |   $    32,836
                                                                      =================  ================ | ==================

7. LONG-TERM DEBT

     Pursuant to the Plan of Reorganization, on December 19, 2002, we issued approximately $94.3 million in principal amount of New Notes to the holders of Predecessor Sterling's 123/8% Notes. The New Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. ("Sterling Energy"), one of our wholly owned subsidiaries. Sterling Energy's guaranty ranks equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The New Notes are secured by a first priority lien on all of our United States production facilities and related assets.

     The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2003. Under certain circumstances, for any interest period ending on or before December 19, 2004 , we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

     The indenture governing the New Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

     On the Effective Date of the Plan of Reorganization, we established the New Revolver with The CIT Group/Business Credit, Inc., individually and as administrative agent, and certain other lenders, which provides up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by Reorganized Sterling or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

     Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest "Federal Funds Rate" (as such terms are defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2003, the total credit available under the New Revolver was $50.0 million. We had not, as of March 31, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of March 31, 2003, leaving unused borrowing capacity under the New Revolver of approximately $48.4 million.

     The New Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The New Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization ("EBITDA") on a monthly basis if, for 15 consecutive days, unused availability under the New Revolver plus cash on hand is less than $20 million. The New Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

8. COMMITMENTS AND CONTINGENCIES

Product Contracts:

     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide, disodium iminodiacetic acid ("DSIDA") and methanol, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

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

     We conduct environmental management programs designed to maintain compliance with applicable environmental requirements. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We continue to participate in Responsible Care(R) initiatives as a part of our membership in several trade groups, which are partner associations in the American Chemistry Council. Notwithstanding our efforts and beliefs, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe that our business operations and facility are operated in compliance, in all material respects, with all applicable environmental, health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred and may continue to incur liability for investigation and cleanup of waste or contamination at our own facility or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of our past or present operations have been identified or fully assessed or that the amount necessary to investigate and remediate such conditions will not be significant to us. It is our policy to make safety, environmental and replacement capital expenditures a priority in order to assist us in ensuring adequate safety and compliance at all times.

     On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (the "SIP") for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency ("EPA") and a decision regarding approval or rejection of the SIP is expected to be issued by EPA by mid-2003. Under the SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City, Texas facility by approximately 80%, and monitor, and potentially reduce, emissions of other chemicals. We believe that we would need to make between $20 and $30 million in capital improvements in order to comply with the nitrogen oxide emission reduction requirements, and spend an additional $2 to $3 million in order to comply with the other provisions of the SIP. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over the four-year period ending December 2007.

Legal Proceedings:

     As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. On November 20, 2002, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Effective Date under the Plan of Reorganization occurred on December 19, 2002. Pursuant to the Plan of Reorganization, a discharge injunction prohibits collection efforts by claimants. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors' estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization.

     Ethylbenzene Release. A description of this release can be found under "Legal Proceedings" in Note 9 of the "Notes to Consolidated Financial Statements" contained in the Annual Report. The four lawsuits listed below and one intervention, involving a total of approximately 397 plaintiffs, were filed based on this release alleging personal injury, property damage and nuisance claims:

     o Zabrina Alexander, et al. v. Sterling Chemicals Holdings, Inc., et al.; Case No. 00-CV0217; In the 10th Judicial District Court of Galveston County, Texas;

     o Nettie Allen, et al. v. Sterling Chemicals, Inc., et al.; Case No. 00-CV0304; In the 10th Judicial District Court of Galveston County, Texas;

     o Bobbie Adams, et al. v. Sterling Chemicals International, Inc., et al.; Case No. 00-CV0311; In the 212th Judicial District Court of Galveston County, Texas; and

     o Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas.

     The Bankruptcy Court has, with our support, lifted the automatic stay for all known claims arising out of the Zabrina Alexander, et al., Nettie Allen, et al. and Bobbie Adams, et al. cases allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and must look solely to insurance proceeds to satisfy their claims. Settlement negotiations in the Olivia Ellis case are ongoing and we believe that this case will settle on favorable terms in the near future, although we cannot give any assurances to that effect.

     We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits and intervention, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification agreements with third parties. We do not believe that the claims and litigation arising out of these lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. To the extent that the lawsuits or intervention seek a recovery from assets of the Debtors' estates, the claims have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization.

     A number of issues remain outstanding before the Bankruptcy Court, including the allowability and classification of certain claims, the amount of rejection damages payable to some parties whose contracts were rejected in the bankruptcy proceedings and similar matters. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. In addition, we are currently litigating in the Bankruptcy Court the assumption of our contracts with Monsanto Company ("Monsanto") governing the production of DSIDA and related cure costs. Until this litigation is completed, we cannot determine whether we will assume these contracts and restart the DSIDA unit or reject these contracts. In addition, Monsanto has indicated that it may seek to terminate the DSIDA contracts in the event that we assume the DSIDA contracts. As a result, we filed a motion with the Bankruptcy Court seeking to include the issue of whether Monsanto has the right to terminate the DSIDA contracts following assumption. On March 26, 2003, the Bankruptcy Court held a hearing on our motion. On May 1, 2003, the Bankruptcy Court denied our motion on non-justiciability grounds, although the Bankruptcy Court has yet to enter an order related to it's ruling. The rejection or termination of the DSIDA contracts would have a negative impact on our business, financial position, results of operations and cash flows, although we do not expect that impact to be material.

Other Claims:

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

     Effective as of December 19, 2001, Mr. Frank P. Diassi elected to terminate his employment with us. Mr. Diassi had served as our executive Chairman of the Board since 1996. Mr. Diassi was elected Co-Chief Executive Officer along with David G. Elkins, our former President, in September 2001. Mr. Diassi asserted that he had "good reason" to terminate his employment and claimed that he was entitled to receive payments under certain of our employee retention and severance plans. We settled Mr. Diassi's claim on March 17, 2003, and the Bankruptcy Court approved the settlement on April 9, 2003. Pursuant to the terms of the settlement, we paid Mr. Diassi $300,000, plus $150,000 in attorneys' fees, and Mr. Diassi waived any and all claims against us. An accrual for this matter was recorded on our balance sheet upon emergence from bankruptcy on December 19, 2002 and paid during April 2003.

9. NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for our prior fiscal year beginning October 1, 2002, required that an acquired intangible asset be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No.141 was applied through our implementation of fresh-start accounting under the provisions of SOP 90-7. The adoption of SFAS No. 142 did not have a significant impact on our financial statements. However, it will require an annual impairment test of the goodwill that was recorded in connection with the application of fresh-start accounting (see Note 4).

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which we applied to our prior fiscal year beginning on October 1, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no impact on our financial statements upon the adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 was effective for our prior fiscal year beginning October 1, 2002. Accordingly, we reported the sale of our pulp and acrylic fibers businesses as discontinued operations in our condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 4). As a result, we classified gains and losses from our debt restructuring as a component of income
(loss) from continuing operations in the accompanying condensed consolidated statements of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements, however we have included the required disclosure in
Note 2.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 immediately applied to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating what impact, if any, the adoption of FIN 46 will have on our financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the "Company") as of March 31, 2003 (Successor Company balance sheet), and the related condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2003 (Successor Company operations) and for the quarter ended March 31, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the financial statements, on November 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on December 19, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 4.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of September 30, 2002 (Predecessor Company balance sheet), and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year then ended (not presented herein) (Predecessor Company operations); and in our report dated December 13, 2002, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas
May 13, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.

OVERVIEW

     On July 16, 2001 (the "Petition Date"), Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (as modified, the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements covered by this period have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     For financial reporting purposes, the effective date of the Plan of Reorganization is considered to have been the close of business on December 19, 2002 (the "Effective Date"). Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 4 to the condensed consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling Chemicals, Inc. ("Reorganized Sterling") for the periods after December 19, 2002 and Predecessor Sterling Chemicals, Inc. ("Predecessor Sterling") for periods prior to and including December 19, 2002. Our financial statements for the three months ended March 31, 2003 are not comparable to those of Predecessor Sterling for the same period ended March 31, 2002.

     The filing of the Chapter 11 petitions was driven by the Debtors' inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw materials and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets for our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

     Pursuant to the Plan of Reorganization, on December 19, 2002, we sold our pulp chemicals business to Superior Propane, Inc. ("Superior Propane") for approximately $373 million and sold our acrylic fibers business to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the condensed consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's condensed consolidated balance sheet.

RECENT DEVELOPMENTS

     On December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. Under the Plan of Reorganization, the Debtors' pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. A portion of the net proceeds from the sale of the Debtors' pulp chemicals business, approximately $80 million, remained with Reorganized Sterling, which continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on the Effective Date of the Plan of Reorganization, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the "New Revolver"). We had not, as of March 31, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of March 31, 2003.

     On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling common stock to the holders of Holdings' 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis). In addition, upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' managed funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of convertible preferred stock of Reorganized Sterling. An additional $30 million was contributed to Reorganized Sterling pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Upon the effectiveness of the Plan of Reorganization, Reorganized Sterling issued 2,175,000 shares of its common stock under the terms of the rights offering.

    Effective as of January 2, 2003, David G. Elkins retired as our President and Co-Chief Executive Officer. Mr. Elkins joined us in January 1998 as our General Counsel, Vice President and Secretary and later served as our Executive Vice President - Administration and Law before being appointed as our President in January 2001 and, subsequently, our Co-Chief Executive Officer in September 2001. Mr. Elkins continues to serve as a member of our Board of Directors. We entered into a Severance Agreement with Mr. Elkins at the time of his retirement, pursuant to which we made a lump sum payment to him of approximately $1.6 million. We also paid Mr. Elkins approximately $0.2 million under his Employment Agreement for accrued vacation time and certain other vested benefits. For the period December 19, 2002 to December 31, 2002, we accrued approximately $1.6 million for severance costs associated with Mr. Elkins' retirement and these severance costs were paid during the first quarter of 2003.

     Upon the retirement of Mr. Elkins, Richard K. Crump, our former Co-Chief Executive Officer, became our sole Chief Executive Officer and assumed the duties of our President. On January 20, 2003, our Board of Directors formally appointed Mr. Crump as our Chief Executive Officer and President.

Fiscal Year

     In December 2002, we changed our fiscal year-end from September 30 to December 31.

RESULTS OF OPERATIONS

     As previously mentioned, for financial reporting purposes, the Effective Date of the Plan of Reorganization is considered to be the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 4 to the condensed consolidated financial statements), the quarterly financial results have been separately presented under the labels Reorganized Sterling for the periods after December 19, 2002 and Predecessor Sterling for periods prior to and including December 19, 2002. Our financial statements as of and for the three-month period ended March 31, 2003 are not comparable to those of Predecessor Sterling for the three month period ended March 31, 2002.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues, Cost of Goods Sold and Net Loss

     Our revenues were approximately $122.4 million for the three months ended March 31, 2003, compared to Predecessor Sterling's approximately $62.0 million in revenues during the three months ended March 31, 2002. This increase in revenues resulted primarily from an increase in styrene sales prices and sales volumes. Styrene sales volumes increased during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, primarily due to the styrene plant being shut down for a portion of February and March 2002 for routine maintenance. The increase in styrene sales prices between these two periods was primarily a result of large increases in raw materials and energy prices. We recorded a net loss attributable to common stockholders of approximately $5.4 million for the three months ended March 31, 2003, compared to the net loss attributable to common stockholders of approximately $15.4 million that Predecessor Sterling recorded for the same period in 2002. This reduction in net loss was primarily due to reduced interest expense and costs related to our emergence from bankruptcy.

     Revenues from our styrene operations were approximately $90.5 million for the quarter ended March 31, 2003, an increase of approximately 158% from Predecessor Sterling's approximately $34.6 million in revenues from those operations in the quarter ended March 31, 2002. Our total sales volumes for styrene for the quarter ended March 31, 2003 increased approximately 42% from those realized by Predecessor Sterling during the quarter ended March 31, 2002. Direct sales prices for styrene in the quarter ended March 31, 2003 increased approximately 78% from those realized during the quarter ended March 31, 2002. During the quarter ended March 31, 2003, prices for benzene and ethylene, the two primary raw materials required for styrene, increased approximately 91% and 63%, respectively, from the prices paid for these products in the quarter ended March 31, 2002. The average price for natural gas increased 78% during the quarter ended March 31, 2003 compared to the same period in 2002. Due to the factors discussed above, margins on our styrene sales for the quarter ended March 31, 2003 increased somewhat from those realized by Predecessor Sterling during the quarter ended March 31, 2002.

     Our acrylonitrile unit continued to be shut down during the quarter ended March 31, 2003 and was primarily responsible for our loss from continued operations during the quarter ended March 31, 2003. The acrylonitrile unit is projected to be restarted toward the end of the second quarter or the beginning of the third quarter of 2003, although no assurances can be given to that effect.

     Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $31.1 million for the quarter ended March 31, 2003, an increase of 21% from the $25.7 million in revenues received by Predecessor Sterling from these operations during the quarter ended March 31, 2002 primarily due to higher sales volumes of acetic acid and improved revenues from our methanol relationship with Methanex Corporation.

Selling, General and Administrative ("SG&A") Expenses

     Our SG&A expenses for the three months ended March 31, 2003 were approximately $4.7 million compared to Predecessor Sterling's approximately $3.6 million in SG&A expenses for the three months ended March 31, 2002. This increase was primarily due to the inclusion in the current period of bankruptcy related professional fees that were classified as reorganization items during the three months ended March 31, 2002, pursuant to SOP 90-7 and ongoing matters related to our recent emergence from bankruptcy, including litigation related to the possible assumption of our DSIDA contracts with Monsanto, final determinations as to the classification and allowed amount of disputed claims, final determinations of the amount of rejection damages assessed for contracts we rejected in our bankruptcy proceedings and continuing filing obligations with the Bankruptcy Court (see Note 8 to the consolidated financial statements).

Other Income

     Our other income for the quarter ended March 31, 2003 consisted of a Texas sales tax refund of approximately $3.7 million.

Reorganization Items

     There were no reorganization items incurred during the three months ended March 31, 2003, as we emerged from bankruptcy prior to the beginning of the quarter and items previously recorded as reorganizations items are now included in SG&A. In the three months ended March 31, 2002, we recorded $4.7 million in reorganization items, which consisted primarily of professional fees incurred in connection with the Debtors' Chapter 11 proceedings.

Interest Expense

     We recorded interest income of approximately $0.7 million for the quarter ended March 31, 2003 in conjunction with the above-mentioned sales tax refund, which resulted in a one-time reduction in interest expense. Our total interest expense of $1.8 million for the quarter ended March 31, 2003 was substantially lower than the $11.1 million in interest expense we recorded for the quarter ended March 31, 2002, primarily due to the cancellation of our pre-existing debt upon emergence from bankruptcy.

Provision (Benefit) for Income Taxes

     During the quarter ended March 31, 2003, we recorded an approximate $1.4 million benefit for income taxes compared to a less than $0.1 million provision for income taxes for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the Plan of Reorganization, on December 19, 2002, we issued approximately $94.3 million in principal amount of New Notes to the holders of Predecessor Sterling's 12 3/8% Notes. The New Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. ("Sterling Energy"), one of our wholly owned subsidiaries. Sterling Energy's guaranty ranks equally in right of payment with all its existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The New Notes and Sterling Energy's guaranty are secured by a first priority lien on all of our United States production facilities and related assets.

     The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year, commencing June 15, 2003. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

     The indenture governing the New Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

     On the Effective Date of the Plan of Reorganization, we established the New Revolver with The CIT Group/Business Credit, Inc., individually and as administrative agent, and certain other lenders which provides up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by Reorganized Sterling or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

     Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest "Federal Funds Rate" (as such terms are defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2003, the total credit available under the New Revolver was $50.0 million. We had not, as of March 31, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of March 31, 2003, leaving unused borrowing capacity under the New Revolver of approximately $48.4 million.

     The New Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The New Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization ("EBITDA") on a monthly basis if, for 15 consecutive days, unused availability under the New Revolver plus cash on hand is less than $20 million. The New Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. We believe that our cash on hand, together with credit available under the New Revolver and other internally generated funds, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

     Our working capital at March 31, 2003 was $133.1 million, a slight increase from our working capital of $131.3 million on December 31, 2002. This increase was due to increases in accounts receivable and inventories, partially offset by a reduction in cash and cash equivalents.

Cash Flow

     Net cash used in our operations was $22.8 million for the quarter ended March 31, 2003, compared to net cash used in Predecessor Sterling's operations of approximately $2.8 million during the same period in 2002. This increase in cash used was primarily due to an increase in accounts receivable and inventory. Net cash flow used in our investing activities was $1.9 million for the quarter ended March 31, 2003, compared to cash used in Predecessor Sterling's investing activities of $4.8 million during the quarter ended March 31, 2002. The reduction in cash used in investing activities during this quarter was due to the inclusion of capital expenditures associated with the turnaround of our styrene manufacturing facility in the quarter ended March 31, 2002. There were no financing activities for the quarter ended March 31, 2003, compared to cash provided by Predecessor Sterling's financing activities of $4.6 million during the same period in 2002 which was predominantly due to the reorganization of our debt upon emergence from bankruptcy.

Capital Expenditures

     Our capital expenditures were $1.9 million during the quarter ended March 31, 2003, compared to $4.8 million of expenditures by Predecessor Sterling during the quarter ended March 31, 2002, and primarily related to routine safety, environmental and equipment replacement matters in both quarters. During the remainder of 2003, capital expenditures are anticipated to be approximately $15 to $20 million for routine safety, environmental and equipment replacement matters.

CRITICAL ACCOUNTING POLICIES, USE OF ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to all entities emerging from bankruptcy. SFAS No. 142, which was effective for our prior fiscal year beginning October 1, 2002, required that an acquired intangible asset be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No.141 was applied through our implementation of fresh-start accounting under the provisions of SOP 90-7. The adoption of SFAS No. 142 did not have a significant impact on our financial statements. However, it will require an annual impairment test of the goodwill that was recorded in connection with the application of fresh-start accounting (see Note 4).

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which we applied to our prior fiscal year beginning on October 1, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was no impact on our financial statements upon the adoption of SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 was effective for our prior fiscal year beginning October 1, 2002. Accordingly, we reported the sale of our pulp and acrylic fibers businesses as discontinued operations in our condensed consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment to FASB Statement 13, and Technical Corrections." One of the major changes of this statement is to change the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 4 to the condensed consolidated financial statements). As a result, we classified gains and losses from our debt restructuring as a component of income (loss) from continuing operations in the accompanying consolidated statements of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

     In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements, however we have included the required disclosure in Note 2 to the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 immediately applied to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We are currently evaluating what impact, if any, the adoption of FIN 46 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Due to the sale of our pulp chemicals business, which had significant operations in Canada, we are no longer susceptible to market risk exposure in the form of currency exchange rate movements. Additionally, we do not currently have exposure to changing U.S. interest rates, as there are no draws outstanding under our New Revolver.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information under "Legal Proceedings" and "Other Claims" in Note 8 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following exhibits are filed as part of this Form 10-Q:

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT
    ------                          ----------------------
       2.1   -    Certificate of Ownership and Merger merging Sterling Chemicals
                  Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 2002).

       2.2   -    Joint Plan of Reorganization of Sterling Chemicals Holdings,
                  Inc., et al., dated October 14, 2002 (incorporated by
                  reference to Exhibit 2.1 to the Company's Form 8-K filed on
                  November 26, 2002).

       2.3   -    First Modification to Amendment to Joint Plan of
                  Reorganization of Sterling Chemicals Holdings, Inc., et al.,
                  dated November 18, 2002 (incorporated by reference to Exhibit
                  2.2 to the Company's Form 8-K filed on November 26, 2002).

       3.1   -    Amended and Restated Certificate of Incorporation of Sterling
                  Chemicals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

       3.2   -    Certificate of Designations, Preferences, Rights and
                  Limitations of Series A Convertible Preferred Stock of
                  Sterling Chemicals, Inc. (incorporated by reference to Exhibit
                  4 to the Company's Registration Statement on Form 8-A filed on
                  December 19, 2002).

       3.3   -    Restated Bylaws of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 2002).

    **10.1   -    Settlement Agreement, Waiver and General Release dated March
                  17,2003 between Frank P. Diassi and Sterling Chemicals, Inc.

    **99.1   -    Certification by the chief executive officer furnished solely pursuant to 18 U.S.C.ss.1350 (as adopted by Section 906 of the
                  Sarbanes-Oxley Act of 2002).

    **99.2   -    Certification by the chief financial officer furnished solely pursuant to 18 U.S.C.ss.1350 (as adopted by Section 906 of the
                  Sarbanes-Oxley Act of 2002).

** Filed or furnished herewith

         (b) Reports on Form 8-K.

         1. On January 6, 2003, we filed a Current Report on Form 8-K reporting Items 5, 7 and 8 related to the retirement of our President and Co-CEO and our change in fiscal year end from September 30 to December 31.

         2. On January 10, 2003, we filed a Current Report on Form 8-K/A amending our Current Report on Form 8-K filed on December 23, 2002 and reporting Items 2, 7 and 9 to include unaudited pro forma financial statements and additional information regarding the previously announced disposition of certain assets.

         3. On January 28, 2003, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

         4. On February 28, 2003, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

         5. On March 21, 2003, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STERLING CHEMICALS, INC.
                                           (Registrant)



Date: May 13, 2003                         /s/ RICHARD K. CRUMP
                                           -------------------------------------
                                           Richard K. Crump
                                           President and Chief Executive Officer


Date: May 13, 2003                         /s/ PAUL G. VANDERHOVEN
                                           -------------------------------------
                                           Paul G. Vanderhoven
                                           Senior Vice President-Finance and
                                           Chief Financial Officer (Principal
                                           Financial Officer)

                                 CERTIFICATIONS

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


Date: May 13, 2003                  /s/ RICHARD K. CRUMP
                                    --------------------------------------------
                                    Richard K. Crump
                                    President and Chief Executive Officer

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


Date: May 13, 2003                          /s/ PAUL G. VANDERHOVEN
                                            ------------------------------------
                                            Paul G. Vanderhoven
                                            Senior Vice President - Finance and
                                            Chief Financial Officer

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                          DESCRIPTION OF EXHIBIT
    ------                          ----------------------
       2.1   -    Certificate of Ownership and Merger merging Sterling Chemicals
                  Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 2002).

       2.2   -    Joint Plan of Reorganization of Sterling Chemicals Holdings,
                  Inc., et al., dated October 14, 2002 (incorporated by
                  reference to Exhibit 2.1 to the Company's Form 8-K filed on
                  November 26, 2002).

       2.3   -    First Modification to Amendment to Joint Plan of
                  Reorganization of Sterling Chemicals Holdings, Inc., et al.,
                  dated November 18, 2002 (incorporated by reference to Exhibit
                  2.2 to the Company's Form 8-K filed on November 26, 2002).

       3.1   -    Amended and Restated Certificate of Incorporation of Sterling
                  Chemicals, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

       3.2   -    Certificate of Designations, Preferences, Rights and
                  Limitations of Series A Convertible Preferred Stock of
                  Sterling Chemicals, Inc. (incorporated by reference to Exhibit
                  4 to the Company's Registration Statement on Form 8-A filed on
                  December 19, 2002).

       3.3   -    Restated Bylaws of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 2002).

    **10.1   -    Settlement Agreement, Waiver and General Release dated March
                  17,2003 between Frank P. Diassi and Sterling Chemicals, Inc.

    **99.1   -    Certification by the chief executive officer furnished solely pursuant to 18 U.S.C.ss.1350 (as adopted by Section 906 of the
                  Sarbanes-Oxley Act of 2002).

    **99.2   -    Certification by the chief financial officer furnished solely pursuant to 18 U.S.C.ss.1350 (as adopted by Section 906 of the
                  Sarbanes-Oxley Act of 2002).

** Filed or furnished herewith