Form 10-Q
period 2003-06-30
STERLING CHEMICALS INC
filed 2003-08-13
CIK 1014669

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 000-50132

                            STERLING CHEMICALS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          DELAWARE                                                        76-0502785
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (IRS EMPLOYER IDENTIFICATION NO.)

               1200 SMITH STREET, SUITE 1900
                 HOUSTON, TEXAS 77002-4312                                                   (713) 650-3700
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes____ No X

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No____

      As of July 31, 2003, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.









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

Readers should consider the following information as they review this Form 10-Q:

FORWARD-LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

      -     the cyclicality of the petrochemicals industry;

      -     current and future industry conditions;

      - the potential effects of market and industry conditions and cyclicality on our business strategy, results of operations or financial position;

      -     the adequacy of our liquidity;

      -     our environmental management programs and safety initiatives;

      -     our market sensitive financial instruments;

      -     future uses of and requirements for financial resources;

      -     future contractual obligations;

      -     business strategy;

      -     growth opportunities;

      -     competitive position;

      -     expected financial position;

      -     future cash flows;

      -     future dividends;

      -     financing plans;

      -     budgets for capital and other expenditures;

      -     plans and objectives of management;

      -     outcomes of legal proceedings;

      -     compliance with applicable laws; and

      -     adequacy of insurance or indemnification.

Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

      -     the timing and extent of changes in commodity prices;

      -     petrochemicals industry production capacity and operating rates;

      - market conditions in the petrochemicals industry, including the supply-demand balance for our products;

      -     competition, including competitive products and pricing pressures;

      -     obsolescence of product lines;

      - the timing and extent of changes in global economic and business conditions;

      - increases in raw materials and energy costs, including the cost of natural gas;

      - our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms;

      -     regulatory initiatives and compliance with governmental regulations;

      -     compliance with environmental laws and regulations;

      -     customer preferences;

      -     the availability of skilled personnel;

      -     our ability to attract or retain high quality employees;

      -     operating hazards attendant to the petrochemicals industry;

      -     casualty losses;

      -     changes in foreign, political, social and economic conditions;

      - risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

      - changes in technology, which could require significant capital expenditures in order to maintain competitiveness;

      -     effects of litigation;

      -     cost, availability and adequacy of insurance;

      -     adequacy of our sources of liquidity; and

      -     various other matters, many of which are beyond our control.

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

SUBSEQUENT EVENTS

      All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 12, 2003, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 12, 2003 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

      Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q.

AVAILABLE INFORMATION

      Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as any Beneficial Ownership Reports that have been electronically filed by our directors, officers and stockholders that own at least 10% of our capital securities, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after such materials have been electronically filed or furnished. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

                            STERLING CHEMICALS, INC.

                                      INDEX


                                                                                                 PAGE
                                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements ................................................................      1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........................     20

Item 4.  Controls and Procedures .............................................................     20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................     21

Item 6.  Exhibits and Reports on Form 8-K ....................................................     21


                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                              REORGANIZED                PREDECESSOR
                                                                STERLING                  STERLING
                                                           THREE MONTHS ENDED       THREE MONTHS ENDED
                                                              JUNE 30, 2003             JUNE 30, 2002

Revenues .............................................          $ 120,610                $ 136,392
Cost of goods sold ...................................            129,672                  118,509
                                                                ---------                ---------
Gross profit (loss) ..................................             (9,062)                  17,883

Selling, general and administrative expenses .........              3,907                    2,159
Other expense ........................................                157                       --
Reorganization items .................................                 --                    4,597
Interest and debt related expenses, net of interest
income (1) ...........................................              2,243                   11,437
                                                                ---------                ---------
Loss from continuing operations before income taxes ..            (15,369)                    (310)
Provision (benefit) for income taxes .................             (5,594)                      21
                                                                ---------                ---------
Loss from continuing operations ......................             (9,775)                    (331)
Income (loss) from discontinued operations, net of tax
expense ..............................................               (342)                   7,274
                                                                ---------                ---------
Net income (loss) ....................................            (10,117)                   6,943
Preferred stock dividends ............................              1,255                       --
                                                                ---------                ---------
Net income (loss) attributable to common stockholders           $ (11,372)               $   6,943
                                                                =========                =========
Net loss per share of common stock, basic and diluted           $   (4.03)               $      --
                                                                =========                =========

Weighted average shares of common stock outstanding:

   Basic and diluted .................................              2,825                       --


(1) Contractual interest for the three-month period ended June 30, 2002 totaled $23,046.


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               REORGANIZED            PREDECESSOR
                                                                STERLING               STERLING
                                                             SIX MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30, 2003          JUNE 30, 2002

Revenues .............................................          $ 242,978              $ 198,314
Cost of goods sold ...................................            254,402                183,601
                                                                ---------              ---------
Gross profit (loss) ..................................            (11,424)                14,713

Selling, general and administrative expenses .........              8,593                  5,738
Other income .........................................             (3,521)                    --
Reorganization items .................................                 --                  9,278
Interest and debt related expenses, net of interest
income (1) ...........................................              3,844                 22,504
                                                                ---------              ---------
Loss from continuing operations before income taxes ..            (20,340)               (22,807)
Provision (benefit) for income taxes .................             (7,025)                    46
                                                                ---------              ---------
Loss from continuing operations ......................            (13,315)               (22,853)
Income (loss) from discontinued operations, net of tax
expense ..............................................               (976)                14,434
                                                                ---------              ---------
Net loss .............................................            (14,291)                (8,419)
Preferred stock dividends ............................              2,462                     --
                                                                ---------              ---------
Net loss attributable to common stockholders .........          $ (16,753)             $  (8,419)
                                                                =========              =========
Net loss per share of common stock, basic and diluted           $   (5.93)             $      --
                                                                =========              =========
Weighted average shares of common stock outstanding:

   Basic and diluted .................................              2,825                     --


(1) Contractual interest for the six-month period ended June 30, 2002 totaled $46,411.


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        REORGANIZED STERLING              PREDECESSOR STERLING
                                                                 ------------------------------------     --------------------
                                                                 JUNE 30, 2003      DECEMBER 31, 2002     SEPTEMBER 30, 2002
                                                                 -------------      -----------------     ------------------

ASSETS
Current assets:
   Cash and cash equivalents ............................          $  66,231           $  99,818               $   9,843
   Accounts receivable, net .............................             56,005              41,814                  70,306
   Inventories ..........................................             31,903              31,011                  32,836
   Prepaid expenses .....................................              3,437               4,561                   3,678
   Deferred tax asset ...................................             12,343              11,988                      --
   Assets held for sale .................................                 --                  --                 215,178
                                                                   ---------           ---------               ---------
     Total current assets ...............................            169,919             189,192                 331,841

Property, plant and equipment, net ......................            278,435             283,378                 117,222
Goodwill ................................................             48,463              48,463                      --
Other assets ............................................             21,933              22,998                  40,585
                                                                   ---------           ---------               ---------
     Total assets .......................................          $ 518,750           $ 544,031               $ 489,648
                                                                   =========           =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable .....................................          $  30,993           $  31,214               $  30,591
   Accrued liabilities ..................................             21,976              26,635                  31,720
   Current portion of long-term debt ....................                 --                  --                  57,242
   Liabilities related to discontinued operations .......                 --                  --                  90,110
                                                                   ---------           ---------               ---------
   Total current liabilities ............................             52,969              57,849                 209,663

Pre-petition liabilities - subject to compromise ........                 --                  --                 508,895
Pre-petition liabilities - not subject to compromise ....                 --                  --                 362,836
Long-term debt ..........................................             94,275              94,275                      --
Deferred tax liability ..................................             52,860              59,597                      --
Deferred credits and other liabilities ..................             93,758              93,131                  19,731
Redeemable preferred stock ..............................             32,632              30,170                      --
Commitments and contingencies (Note 7)
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value .........................                 28                  28                      --
   Additional paid-in capital ...........................            208,065             210,527                (141,786)
   Accumulated deficit ..................................            (15,837)             (1,546)               (419,437)
   Accumulated other comprehensive income ...............                 --                  --                 (50,254)
                                                                   ---------           ---------               ---------
   Total stockholders' equity (deficiency in assets) ....            192,256             209,009                (611,477)
                                                                   ---------           ---------               ---------
Total liabilities and stockholders' equity (deficiency in
assets) .................................................          $ 518,750           $ 544,031               $ 489,648
                                                                   =========           =========               =========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 REORGANIZED            PREDECESSOR
                                                                                   STERLING               STERLING
                                                                               SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                                JUNE 30, 2003          JUNE 30, 2002
Cash flows from operating activities:
Net loss from continuing operations ..................................             $(13,315)               $(22,853)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization .....................................               13,259                  11,463
   Interest amortization .............................................                  188                   1,827
   Deferred tax benefit ..............................................               (7,092)                     --
   Other .............................................................                   (1)                 10,158
Change in assets/liabilities:
   Accounts receivable ...............................................              (14,191)                (27,741)
   Inventories .......................................................                 (892)                 (2,693)
   Prepaid expenses ..................................................                1,124                  (3,058)
   Other assets ......................................................                 (200)                   (868)
   Accounts payable ..................................................                 (220)                 28,201
   Accrued liabilities ...............................................               (4,659)                 (6,278)
   Other liabilities .................................................                  627                  (5,819)
                                                                                   --------                --------
Net cash used in operating activities ................................              (25,372)                (17,661)
                                                                                   --------                --------
Cash flows used in investing activities:

   Capital expenditures ..............................................               (7,239)                 (6,169)

Cash flows from financing activities:

   Net borrowings under DIP Facility .................................                   --                  25,055

Net increase (decrease) in cash and cash equivalents from continuing
operations ...........................................................              (32,611)                  1,225
Net increase in cash and cash equivalents from discontinued operations                 (976)                    281
Cash and cash equivalents - beginning of period ......................               99,818                     623
                                                                                   --------                --------
Cash and cash equivalents - end of period ............................             $ 66,231                $  2,129
                                                                                   ========                ========

Supplemental disclosures of cash flow information:

   Net interest paid .................................................             $  4,480                $  2,701
   Cash paid for reorganization items ................................               13,115                   6,830



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

Overview:

      On July 16, 2001, Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (as modified, the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements covered by this period have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7").

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

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling common stock to the holders of Holdings' 13-1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11-1/4% Senior Subordinated Notes and 11-3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis) and warrants to acquire 949,367 shares of Reorganized Sterling's common stock at an exercise price of $52 per share (subject to adjustment). In addition, upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' managed funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of convertible preferred stock of Reorganized Sterling. An additional $30 million was contributed to Reorganized Sterling pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Upon the effectiveness of the Plan of Reorganization, Reorganized Sterling issued 2,175,000 shares of its common stock under the terms of the rights offering.

      On December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. Under the Plan of Reorganization, the Debtors' pulp chemicals business was sold to Superior Propane, Inc. ("Superior Propane") for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. A portion of the net proceeds from the sale of the Debtors' pulp chemicals business, approximately $80 million, remained with Reorganized Sterling, which continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 123/8% Senior Secured Notes (the "123/8% Notes"), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on the Effective Date of the Plan of Reorganization, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the "New Revolver"). We had not, as of June 30, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of June 30, 2003.

      For financial reporting purposes, the effective date of the Plan of Reorganization is considered to have been the close of business on December 19, 2002 (the "Effective Date"). In this Form 10-Q, we are referred to as "Predecessor Sterling" for periods on or before December 19, 2002 and as "Reorganized Sterling" for periods after December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see
Note 3), our financial results have been separately presented under these headings for periods on or before December 19, 2002 and for periods after December 19, 2002, respectively. Our financial statements as of and for the three and six-month periods ended June 30, 2003 are not comparable to those of Predecessor Sterling for the same periods ended June 30, 2002. Additionally, in December 2002, we changed our fiscal year-end from September 30 to December 31.

Interim Financial Information:

      In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three and six-month periods ended June 30, 2003 and 2002. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

      The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (the "Annual Report") and with the transition report on Form 10-Q/A for the three months ended December 31, 2002 (the "Transition Report"). The accompanying condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of September 30, 2002 included in the Annual Report, and the accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the consolidated balance sheet as of December 31, 2002 included in the Transition Report. The accompanying condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2003 have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose report is included herein.

Recent Developments:

      In June 2003, we restarted the acrylonitrile unit at our Texas City facility, which had been shut down since February 2001. We completed the restart of two of the three reactors of the unit in July 2003, with the third reactor scheduled to be restarted during the third quarter of 2003. In addition, in June 2003 we entered into an expanded acrylonitrile relationship agreement with BP Chemicals Inc. ("BP"). Our acrylonitrile relationship with BP is governed by a variety of documents, including a Production Agreement, under which BP has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity, and a Joint Venture Agreement, pursuant to which we and BP formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties' respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. Under the Production Agreement, BP furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase and reimburses us for a specified portion of our fixed costs related to acrylonitrile production irrespective of whether BP purchases any acrylonitrile under the Production Agreement. Under the expanded acrylonitrile relationship agreement, BP's right to purchase acrylonitrile from us under the Production Agreement was significantly increased and the Joint Venture Agreement was modified in a manner that, together with the modifications to the Production Agreement, is intended to provide us with the ability to operate our acrylonitrile facility at optimal three-reactor rates throughout the acrylonitrile market cycles.

      In addition, in July 2003, we entered into a new sodium cyanide supply agreement with E.I. du Pont de Nemours and Company ("DuPont") which allows us to enhance the value of hydrogen cyanide produced as a by-product from our acrylonitrile operations. We expect to restart the sodium cyanide plant, which is located at our Texas City facility but owned by DuPont, during the third quarter of 2003. The sodium cyanide plant has been shut down since February 2001.

2. STOCK-BASED COMPENSATION PLAN

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings, including all options issued under Holdings' stock based incentive plans, were cancelled upon consummation of the merger. In connection with the implementation of the Plan of Reorganization, we adopted our 2002 Stock Plan. Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. Our 2002 Stock Plan may be amended or modified from time to time by our Board of Directors in accordance with its terms. We have reserved 379,747 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment as provided for in our 2002 Stock
Plan). On February 11, 2003, we granted options to purchase 348,500 shares of our common stock under our 2002 Stock Plan at an exercise price of $31.60 per share.

      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. Therefore, no compensation expense has been recognized under APB 25.

      The following table illustrates the effect on net loss and earnings per share assuming that compensation costs for stock options issued under our 2002 Stock Plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period as required under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for the three and six months ended June 30, 2003. There were no options outstanding prior to February 11, 2003.

                                                                           THREE MONTHS              SIX MONTHS
                                                                            ENDED JUNE               ENDED JUNE
                                                                             30, 2003                 30, 2003
                                                                             --------                 --------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss attributable to common stockholders, as reported .....               $(11,372)               $(16,753)

Add:  Stock-based employee compensation expense included in
reported net loss, net of related tax effects .................                     --                      --

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects ...........................................                    594                     891
                                                                              --------                --------
Pro forma net loss ............................................               $(11,966)               $(17,644)
                                                                              ========                ========

Loss per share of common stock as reported, basic and diluted .               $  (4.03)               $  (5.93)

Pro forma loss per share of common stock, basic and diluted ...               $  (4.24)               $  (6.25)


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


                                                   PREDECESSOR                                                           REORGANIZED
                                                    STERLING                                                              STERLING
                                                    DECEMBER        DISCONTINUED      REORGANIZATION     FRESH-START       DECEMBER
                                                    19, 2002         OPERATIONS         ADJUSTMENTS      ADJUSTMENTS       19, 2002
                                                    --------         ----------         -----------      -----------       --------
ASSETS:                                                                     (dollars in thousands, unaudited)
Current assets:
Cash and cash equivalents                           $   5,839        $ 358,108          $(274,120)       $      --         $ 89,827
Accounts receivable, net                               87,435          (35,771)             2,226               --           53,890
Inventories                                            44,832          (17,852)                91               --           27,071
Prepaid expenses                                        6,658           (1,388)                --               80            5,350
Deferred tax asset                                         --               --                 --           11,134           11,134
                                                    ---------        ---------          ---------        ---------         --------
Total current assets                                  144,764          303,097           (271,803)          11,214          187,272

Property, plant and equipment, net                    253,875         (139,940)                --          170,121          284,056
Goodwill                                                   --               --                 --           48,463           48,463
Other assets                                           45,212           (6,039)            (3,027)         (13,059)          23,087
                                                    ---------        ---------          ---------        ---------         --------
Total assets                                        $ 443,851        $ 157,118          $(274,830)       $ 216,739         $542,878
                                                    =========        =========          =========        =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

Accounts payable                                    $  45,976        $ (16,684)         $     343        $    (719)        $ 28,916
Accrued liabilities                                    31,860           (7,240)               791           (1,044)          24,367
Current portion of long-term debt                      52,327          (10,127)           (42,200)              --               --
                                                    ---------        ---------          ---------        ---------         --------
Total current liabilities                             130,163          (34,051)           (41,066)          (1,763)          53,283

Pre-petition liabilities subject to compromise        512,760           (2,159)          (510,601)              --               --
Pre-petition liabilities not subject to
compromise                                            372,326               --           (372,326)              --               --
Long-term debt                                             --               --             94,275               --           94,275
Deferred tax liability                                 13,835          (13,835)                --           59,597           59,597
Deferred credits and other liabilities                 39,189          (15,011)            45,970           24,850           94,998
Commitments and contingencies
Redeemable preferred stock                                 --               --             30,000               --           30,000
Stockholders' equity (deficiency in assets):
Common stock, $.01 par value                               --               --                 --               28               28
Additional paid-in capital                           (141,786)              --             30,000          322,483          210,697
Retained earnings (accumulated deficit)              (434,465)         188,891            448,918         (203,344)              --
Accumulated other comprehensive income                (48,171)          33,283                 --           14,888               --
                                                    ---------        ---------          ---------        ---------         --------
Total stockholders' equity (deficiency in
   assets)                                           (624,422)         222,174            478,918          134,055          210,725
                                                    ---------        ---------          ---------        ---------         --------
Total liabilities and stockholders' equity
  (deficency in assets)                             $ 443,851        $ 157,118          $(274,830)       $ 216,739         $542,878
                                                    =========        =========          =========        =========         ========


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

4. DISPOSAL OF LONG LIVED ASSETS

      Pursuant to the Plan of Reorganization, on December 19, 2002, the Debtors' pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's consolidated balance sheet.

      The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of September 30, 2002 were as follows:

                                                                 PREDECESSOR STERLING
                                                                  SEPTEMBER 30, 2002
                                                                (Dollars in Thousands)
                                                     --------------------------------------------
                                                                         ACRYLIC
                                                     PULP CHEMICALS       FIBERS
                                                        BUSINESS         BUSINESS         TOTAL
                                                        --------         --------         -----
ASSETS HELD FOR SALE:
   Current assets .............................         $ 59,109         $11,429         $ 70,538
   Property, plant and equipment, net .........          138,614              --          138,614
   Other assets ...............................            4,890           1,136            6,026
                                                        --------         -------         --------
     Total ....................................         $202,613         $12,565         $215,178
                                                        ========         =======         ========

LIABILITIES RELATED TO DISCONTINUED OPERATIONS:

   Current liabilities ........................           32,080           2,385           34,465
   Deferred credits and other liabilities .....           42,390          13,255           55,645
                                                        --------         -------         --------
     Total ....................................         $ 74,470         $15,640         $ 90,110
                                                        ========         =======         ========


      For the three and six months ended June 30, 2002, the amount of revenue and net income (loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

                                               PREDECESSOR STERLING
                                       --------------------------------------
                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30, 2002       JUNE 30, 2002
                                          -------------       -------------
                                               (Dollars in Thousands)
REVENUES:
   Pulp chemicals business ........         $ 59,271          $ 115,643
   Acrylic fibers business ........            5,152              9,427
                                            --------          ---------
     Total ........................         $ 64,423          $ 125,070
                                            ========          =========

NET INCOME (LOSS):

   Pulp chemicals business ........            8,117             16,653
   Acrylic fibers business ........             (843)            (2,219)
                                            --------          ---------
     Total ........................         $  7,274          $  14,434
                                            ========          =========


5. INVENTORIES

                                                                                                        PREDECESSOR
                                                           REORGANIZED STERLING                           STERLING
                                                    ---------------------------------------           ------------------
                                                    JUNE 30, 2003          DECEMBER 31, 2002          SEPTEMBER 30, 2002
                                                    -------------          -----------------          ------------------
                                                             (Dollars in Thousands)
Inventories consisted of the following:

Finished products .....................                  $13,600                  $12,228                  $15,470

Raw materials .........................                   11,639                   12,259                    9,656

Inventories under exchange agreements .                      814                      550                    1,682

Stores and supplies ...................                    5,850                    5,974                    6,028
                                                         -------                  -------                  -------
                                                         $31,903                  $31,011                  $32,836
                                                         =======                  =======                  =======

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

      The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 133/8%. We made our first interest payment on the New Notes, in cash, during June 2003. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

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

      Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest "Federal Funds Rate" (as such terms are defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2003, the total credit available under the New Revolver was $41.7 million due to borrowing base limitations. We had not, as of June 30, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of June 30, 2003, leaving unused borrowing capacity under the New Revolver of approximately $40.1 million.

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

      We are currently litigating in the Bankruptcy Court the assumption of our contracts with Monsanto Company ("Monsanto") governing the production of DSIDA and related cure costs. Until this litigation is completed, we cannot determine whether we will assume these contracts and restart the DSIDA unit or reject these contracts. In addition, Monsanto has indicated that it may seek to terminate the DSIDA contracts in the event that we assume the DSIDA contracts. As a result, we filed a motion with the Bankruptcy Court seeking to include the issue of whether Monsanto has the right to terminate the DSIDA contracts following assumption. On March 26, 2003, the Bankruptcy Court held a hearing on our motion and on May 1, 2003, the Bankruptcy Court denied our motion on non-justiciability grounds. The rejection or termination of the DSIDA contracts would have a negative impact on our business, financial position, results of operations and cash flows compared to those that would be achieved if we assumed the DSIDA contracts, although we do not expect that impact to be material.

      On July 1, 2000, we, in conjunction with BP, entered into a multiyear contract with Methanex for the purchase of our respective methanol requirements from Methanex. At that time, we granted Methanex the exclusive right to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000, and to provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. The initial term of these agreements expires December 31, 2003 and Methanex has elected not to renew these agreements. We are currently analyzing various alternatives for our methanol plant.

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

      We conduct environmental management programs designed to maintain compliance with applicable environmental requirements. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We continue to participate in Responsible Care(R) initiatives as a part of our membership in several trade groups, which are partner associations in the American Chemistry Council. Notwithstanding our efforts and beliefs, a business risk inherent with chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe that our business operations and facility are operated in compliance, in all material respects, with all applicable environmental, health and safety requirements, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

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

      On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (the "SIP") for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency ("EPA") and further revisions to these rules will begin this fall. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City, Texas facility by approximately 80%. Emissions of highly reactive volatile organic carbons ("HRVOCs"), such as ethylene and propylene, will require additional monitoring by the end of 2004, and a site-wide cap on emissions of HRVOCs will be imposed in 2006. We believe that we would need to make between $25 and $35 million in capital improvements in order to comply with these new regulations. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over a four-year period beginning January 1, 2004.

Legal Proceedings:

      As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. On November 20, 2002, the Bankruptcy Court entered an order confirming the Plan of Reorganization. The Effective Date under the Plan of Reorganization occurred on December 19, 2002. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors' estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization or negotiated settlements.

      A number of issues remain outstanding before the Bankruptcy Court, including the allowability and classification of certain claims, the amount of rejection damages payable to some parties whose contracts were rejected in the bankruptcy proceedings and similar matters. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. In addition, as mentioned above, we are currently litigating in the Bankruptcy Court the assumption of our contracts with Monsanto governing the production of DSIDA and related cure costs.

      Ethylbenzene Release. A description of this release can be found under "Legal Proceedings" in Note 9 of the "Notes to Consolidated Financial Statements" contained in the Annual Report. The four lawsuits listed below and one intervention, currently involving a total of approximately 263 plaintiffs (excluding the Nettie Allen, et al. case, which was settled), were filed based on this release alleging personal injury, property damage and nuisance claims:

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

      The Bankruptcy Court has, with our support, lifted the automatic stay for all known claims arising out of the Zabrina Alexander, et al., Nettie Allen, et al. and Bobbie Adams, et al. cases allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and must look solely to insurance proceeds to satisfy their claims. On May 15, 2003, the Nettie Allen et al. case was settled through mediation and an order dismissing the case was entered on July 11, 2003. The settlement of this case did not have a material impact on our financial statements. Settlement negotiations in the Olivia Ellis case are ongoing and we believe that this case will settle without a material adverse impact in the near future, although we cannot give any assurances to that effect.

      We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits and intervention, including settlement payments and judgments, will be covered by our liability insurance policies or indemnification agreements with third parties. We do not believe that the claims and litigation arising out of these lawsuits will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. To the extent that the lawsuits or intervention seek a recovery from assets of the Debtors' estates, the claims have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization or a negotiated settlement.

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

      Effective as of December 19, 2001, Mr. Frank P. Diassi elected to terminate his employment with us. Mr. Diassi had served as our executive Chairman of the Board since 1996. Mr. Diassi was elected Co-Chief Executive Officer along with David G. Elkins, our former President, in September 2001. Mr. Diassi asserted that he had "good reason" to terminate his employment and claimed that he was entitled to receive payments under certain of our employee retention and severance plans. We settled Mr. Diassi's claim on March 17, 2003, and the Bankruptcy Court approved the settlement on April 9, 2003. Pursuant to the terms of the settlement, we paid Mr. Diassi $300,000, plus $150,000 in attorneys' fees, and Mr. Diassi waived any and all claims against us. An accrual for this matter was recorded on our balance sheet upon emergence from bankruptcy on December 19, 2002 and the settlement amounts were paid during April 2003.

8. NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 immediately applied to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. Our only such financial instrument is our preferred stock, which has historically been, and will continue to be, classified as a liability. Therefore we do not expect the adoption of SFAS No. 150 to have an impact on our financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the "Company") as of June 30, 2003 (Successor Company balance sheet), and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2003 (Successor Company operations) and for the three and six-month periods ended June 30, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company's management.

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

As discussed in Note 1 to the financial statements, on November 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on December 19, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, "Financial Reporting for Entities in Reorganization Under the Bankruptcy Code," for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Notes 1 and 3.

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

Houston, Texas August 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.

OVERVIEW

      On July 16, 2001, Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (as modified, the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements covered by this period have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7").

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

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling common stock to the holders of Holdings' 13-1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11-1/4% Senior Subordinated Notes and 11-3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis) and warrants to acquire 949,367 shares of Reorganized Sterling's common stock at an exercise price of $52 per share (subject to adjustment). In addition, upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' managed funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of convertible preferred stock of Reorganized Sterling. An additional $30 million was contributed to Reorganized Sterling pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Upon the effectiveness of the Plan of Reorganization, Reorganized Sterling issued 2,175,000 shares of its common stock under the terms of the rights offering.

      On December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. Under the Plan of Reorganization, the Debtors' pulp chemicals business was sold to Superior Propane, Inc. ("Superior Propane") for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the condensed consolidated statements of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's condensed consolidated balance sheet. A portion of the net proceeds from the sale of the Debtors' pulp chemicals business, approximately $80 million, remained with Reorganized Sterling, which continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 123/8% Senior Secured Notes (the "123/8% Notes"), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on the Effective Date of the Plan of Reorganization, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the "New Revolver"). We had not, as of June 30, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of June 30, 2003.

      For financial reporting purposes, the effective date of the Plan of Reorganization is considered to have been the close of business on December 19, 2002 (the "Effective Date"). In this Form 10-Q, we are referred to as "Predecessor Sterling" for periods on or before December 19, 2002 and as "Reorganized Sterling" for periods after December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see
Note 3 to the condensed consolidated financial statements), our financial results have been separately presented under these headings for periods on or before December 19, 2002 and for periods after December 19, 2002, respectively. Our financial statements for the three and six-month periods ended June 30, 2003 are not comparable to those of Predecessor Sterling for the same periods ended June 30, 2002. Additionally, in December 2002, we changed our fiscal year-end from September 30 to December 31.

RECENT DEVELOPMENTS

      In June 2003, we restarted the acrylonitrile unit at our Texas City facility, which had been shut down since February 2001. We completed the restart of two of the three reactors of the unit in July 2003, with the third reactor scheduled to be restarted during the third quarter of 2003. In addition, in June 2003, we entered into an expanded acrylonitrile relationship agreement with BP Chemicals Inc. ("BP"). Our acrylonitrile relationship with BP is governed by a variety of documents, including a Production Agreement, under which BP has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity, and a Joint Venture Agreement, pursuant to which we and BP formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties' respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. Under the Production Agreement, BP furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase and reimburses us for a specified portion of our fixed costs related to acrylonitrile production irrespective of whether BP purchases any acrylonitrile under the Production Agreement. Under the expanded acrylonitrile relationship agreement, BP's right to purchase acrylonitrile from us under the Production Agreement was significantly increased and the Joint Venture Agreement was modified in a manner that, together with the modifications to the Production Agreement, is intended to provide us with the ability to operate our acrylonitrile facility at optimal three-reactor rates throughout the acrylonitrile market cycles.

      In addition, in July 2003, we entered into a new sodium cyanide supply agreement with E.I. du Pont de Nemours and Company ("DuPont") which allows us to enhance the value of hydrogen cyanide produced as a by-product from our acrylonitrile operations. We expect to restart the sodium cyanide plant, which is located at our Texas City facility but owned by DuPont, during the third quarter of 2003. The sodium cyanide plant has been shut down since February 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues, Cost of Goods Sold and Net Loss

      Our revenues were approximately $120.6 million for the three months ended June 30, 2003, compared to Predecessor Sterling's approximately $136.4 million in revenues for the three months ended June 30, 2002. This decrease in revenues resulted primarily from a decrease in styrene sales volumes due to reduced overall demand in the styrene market. We recorded a net loss attributable to common stockholders of approximately $11.4 million for the three months ended June 30, 2003, compared to a net income attributable to common stockholders of approximately $6.9 million that Predecessor Sterling recorded for the same period in 2002. This reduction in net earnings was primarily due to reduced demand for styrene and increased costs for raw materials and energy, along with the costs incurred to restart our acrylonitrile facilities during the second quarter of 2003.

      Revenues from our styrene operations were approximately $89.0 million for the quarter ended June 30, 2003, a decrease of approximately 18% from Predecessor Sterling's approximately $108.2 million in revenues from those operations for the quarter ended June 30, 2002. This decrease in revenues from our styrene operations was primarily due to lower sales volumes during the quarter ended June 30, 2003 compared to those realized in the quarter ended June 30, 2002. Our total sales volumes for styrene for the quarter ended June 30, 2003 decreased approximately 32% from those realized by Predecessor Sterling during the quarter ended June 30, 2002, primarily due to reduced overall demand in the styrene market. Direct sales prices for styrene during the quarter ended June 30, 2003 increased approximately 17% compared to those realized during the quarter ended June 30, 2002. However, the increase in direct sales prices for styrene during the quarter ended June 30, 2003 was primarily the result of, and more than offset by, higher prices for raw materials and natural gas. During the quarter ended June 30, 2003, prices for benzene and ethylene, the two primary raw materials required for styrene, increased approximately 20% and 21%, respectively, from the prices paid for these products in the quarter ended June 30, 2002. The average price for natural gas for the quarter ended June 30, 2003 increased 65% compared to the average price for natural gas during the six months ended June 30, 2002. Due to the factors discussed above, margins on our styrene sales for the quarter ended June 30, 2003 decreased from those realized by Predecessor Sterling during the quarter ended June 30, 2002.

      Our acrylonitrile unit remained shut down during all but the last few days of the quarter ended June 30, 2003 and continued to be primarily responsible for our loss from continued operations during the quarter ended June 30, 2003. Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $28.0 million for the quarter ended June 30, 2003, an increase of 3% from the $27.1 million in revenues received by Predecessor Sterling from these operations during the quarter ended June 30, 2002, primarily due to improved revenues from our methanol relationship with Methanex Corporation, which expires at the end of 2003.

Selling, General and Administrative ("SG&A") Expenses

      Our SG&A expenses for the three months ended June 30, 2003 were approximately $3.9 million compared to Predecessor Sterling's approximately $2.2 million in SG&A expenses for the three months ended June 30, 2002. This increase was largely due to the inclusion in the current period of bankruptcy related professional fees that were classified as reorganization items during the three months ended June 30, 2002 pursuant to SOP 90-7, and ongoing matters related to our recent emergence from bankruptcy, including litigation related to the possible assumption of our DSIDA contracts with Monsanto, final determinations as to the classification and allowed amount of disputed claims, final determinations of the amount of rejection damages assessed for contracts we rejected in our bankruptcy proceedings and continuing filing obligations with the Bankruptcy Court (see Note 7 to the consolidated financial statements).

Reorganization Items

      There were no reorganization items incurred during the three months ended June 30, 2003, as we emerged from bankruptcy prior to the beginning of the year and items previously recorded as reorganizations items are now included in SG&A. In the three months ended June 30, 2002, we recorded $4.6 million in reorganization items, which consisted primarily of professional fees incurred in connection with the Debtors' Chapter 11 proceedings.

Interest Expense

      Our total interest expense of $2.2 million for the quarter ended June 30, 2003 was substantially lower than the $11.4 million in interest expense we recorded for the quarter ended June 30, 2002, primarily due to the cancellation of our pre-existing senior secured debt upon emergence from bankruptcy.

Provision (Benefit) for Income Taxes

      During the quarter ended June 30, 2003, we recorded an approximate $5.6 million benefit for income taxes compared to a less than $0.1 million provision for income taxes for the quarter ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues, Cost of Goods Sold and Net Loss

      Our revenues were approximately $243.0 million for the six months ended June 30, 2003, compared to Predecessor Sterling's approximately $198.3 million in revenues during the six months ended June 30, 2002. This increase in revenues resulted primarily from an increase in styrene sales prices. The increase in styrene sales prices between these two periods was primarily a result of large increases in raw materials and energy prices. Styrene sales volumes decreased during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, primarily due to reduced overall demand in the styrene market. We recorded a net loss attributable to common stockholders of approximately $16.8 million for the six months ended June 30, 2003, compared to the net loss attributable to common stockholders of approximately $8.4 million that Predecessor Sterling recorded for the same period in 2002. This increased net loss was also primarily due to reduced demand for styrene and increased costs for raw materials and energy, along with the costs incurred to restart our acrylonitrile facilities during the first six months of 2003.

      Revenues from our styrene operations were approximately $179.5 million for the six months ended June 30, 2003, an increase of approximately 25% from Predecessor Sterling's approximately $143.3 million in revenues from those operations for the same period ended June 30, 2002. This increase in revenues from our styrene operations was primarily due to higher sales volumes and directs sales prices during the first three months of 2003 compared to those realized during the first three months of 2002. Our total sales volumes for styrene during the six months ended June 30, 2003 decreased approximately 8% from those realized by Predecessor Sterling during the six months ended June 30, 2002, primarily due to reduced overall demand in the styrene market. Direct sales prices for styrene in the six months ended June 30, 2003 increased approximately 33% compared to those realized during the six months ended June 30, 2002. However, the increase in direct sales prices for styrene during the six months ended June 30, 2003 was primarily the result of, and more than offset by, higher prices for raw materials and natural gas. During the six months ended June 30, 2003, prices for benzene and ethylene, the two primary raw materials required for styrene, increased approximately 41% and 32%, respectively, from the prices paid for these products in the six months ended June 30, 2002. The average price for natural gas for the six months ended June 30, 2003 increased 96% compared to the average price for natural gas during the six months ended June 30, 2002. Due to the factors discussed above, margins on our styrene sales for the six months ended June 30, 2003 decreased from those realized by Predecessor Sterling during the six months ended June 30, 2002.

      Our acrylonitrile unit remained shut down during all but the last few days of the six months ended June 30, 2003 and continued to be primarily responsible for our loss from continued operations during the period. Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $59.1 million for the six months ended June 30, 2003, an increase of 12% from the $52.8 million in revenues received by Predecessor Sterling from these operations during the six months ended June 30, 2002, primarily due to improved revenues from our methanol relationship with Methanex Corporation, which expires at the end of 2003.

Selling, General and Administrative ("SG&A") Expenses

      Our SG&A expenses for the six months ended June 30, 2003 were approximately $8.6 million compared to Predecessor Sterling's approximately $5.7 million in SG&A expenses for the six months ended June 30, 2002. This increase was primarily due to the inclusion in the current period of bankruptcy related professional fees that were classified as reorganization items during the six months ended June 30, 2002 pursuant to SOP 90-7, and ongoing matters related to our recent emergence from bankruptcy, including litigation related to the possible assumption of our DSIDA contracts with Monsanto, final determinations as to the classification and allowed amount of disputed claims, final determinations of the amount of rejection damages assessed for contracts we rejected in our bankruptcy proceedings and continuing filing obligations with the Bankruptcy Court (see Note 7 to the consolidated financial statements).

Other Income

      Our other income for the six months ended June 30, 2003 was $3.5 million, which consisted of a Texas sales tax refund of approximately $3.7 million reduced by other expense of $0.2 million.

Reorganization Items

      There were no reorganization items incurred during the six months ended June 30, 2003, as we emerged from bankruptcy prior to the beginning of the year and items previously recorded as reorganization items are now included in SG&A. In the six months ended June 30, 2002, we recorded $9.3 million in reorganization items, which consisted primarily of professional fees incurred in connection with the Debtors' Chapter 11 proceedings.

Interest Expense

      Our total interest expense of $3.8 million for the six months ended June 30, 2003 was substantially lower than the $22.5 million in interest expense we recorded for the same period ended June 30, 2002, primarily due to the cancellation of our pre-existing senior secured debt upon emergence from bankruptcy.

Provision (Benefit) for Income Taxes

      During the six months ended June 30, 2003, we recorded an approximate $7.0 million benefit for income taxes compared to a less than $0.1 million provision for income taxes for the six months ended June 30, 2002.

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

      The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 133/8%. We made our first interest payment on the New Notes, in cash, during June 2003. Subject to compliance with the terms of the New

Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

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

      Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest "Federal Funds Rate" (as such terms are defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2003, the total credit available under the New Revolver was $41.7 million due to borrowing base limitations. We had not, as of June 30, 2003, borrowed any money under the New Revolver, although we had approximately $1.6 million in letters of credit outstanding under the New Revolver as of June 30, 2003, leaving unused borrowing capacity under the New Revolver of approximately $40.1 million.

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

      We expect that the restart of our acrylonitrile facilities will use approximately $15 to $20 million of additional working capital during the third quarter of 2003. We believe that our cash on hand, together with credit available under the New Revolver and other internally generated funds, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

      Our working capital at June 30, 2003 was $117.0 million, a decrease from our working capital of $131.3 million on December 31, 2002. This decrease was primarily due to a reduction in cash and cash equivalents and accrued liabilities, partially offset by an increase in accounts receivable.

Cash Flow

      Net cash used in our operations was $25.4 million for the six months ended June 30, 2003, compared to net cash used in Predecessor Sterling's operations of approximately $17.7 million during the same period in 2002. This increase in cash used was primarily due to an increase in accounts receivable. Net cash flow used in our investing activities was $7.2 million for the six months ended June 30, 2003, compared to net cash flow used in Predecessor Sterling's investing activities of $6.2 million during the six months ended June 30, 2002. There were no financing activities for the six months ended June 30, 2003, compared to cash provided by Predecessor Sterling's financing activities of $25.1 million during the same period in 2002, which related to borrowings under our debtor-in-possession credit facility during our bankruptcy proceedings.

Capital Expenditures

      Our capital expenditures were $7.2 million during the six months ended June 30, 2003, compared to $6.2 million of expenditures by Predecessor Sterling during the six months ended June 30, 2002. Our capital expenditures primarily related to routine safety, environmental and equipment replacement matters in both periods. During the remainder of 2003, capital expenditures are anticipated to be approximately $10 to $15 million primarily for routine safety, environmental and equipment replacement matters.

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

NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 immediately applied to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. Our only such financial instrument is our preferred stock, which has historically been, and will continue to be, classified as a liability. Therefore we do not expect the adoption of SFAS No. 150 to have an impact on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

      We carried out an evaluation, as of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate to ensure that information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      In connection with our evaluation, no change was identified in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The information under "Legal Proceedings" and "Other Claims" in Note 7 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits: The following exhibits are filed as part of this Form
            10-Q:


 EXHIBIT
 NUMBER                        DESCRIPTION OF EXHIBIT

      2.1 - Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).



      2.2 - Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on November 26,
               2002).



      2.3 - First Modification to Amendment to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K filed on November 26, 2002).



      3.1 - Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

      3.2 - Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A filed on December 19, 2002).

      **3.3 -  Restated Bylaws of Sterling Chemicals, Inc. (conformed copy).

    +**10.1 -  Acrylonitrile Expanded Relationship and Master Modification
               Agreement dated June 19, 2003 between BP Chemicals Inc. and Sterling Chemicals, Inc.

     **10.2 - Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees' Pension Plan.

     **10.3 - Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees' Pension Plan.

     **10.4 - Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan.

     **10.5 -  Eighth Amendment to the Sterling Chemicals ESOP.

     **14.1 - Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers

     **15.1 - Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

     **31.1 -  Rule 13a-14(a) Certification of the Chief Executive Officer


     **31.2 -  Rule 13a-14(a) Certification of the Chief Financial Officer

     **32.1 -  Section 1350 Certification of the Chief Executive Officer

     **32.2 -  Section 1350 Certification of the Chief Financial Officer

+ Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Filed or furnished herewith

(b) Reports on Form 8-K.

1. On April 30, 2003, we furnished a Current Report on Form 8-K reporting Items 7 and 9 related to the filing of the Debtors' Monthly Operating Reports with the Bankruptcy Court.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     STERLING CHEMICALS, INC.
                                     (Registrant)



Date: August 12, 2003                /s/ RICHARD K. CRUMP
                                     -------------------------------------------
                                     Richard K. Crump
                                     President and Chief Executive Officer

Date: August 12, 2003                /s/ PAUL G. VANDERHOVEN
                                     -------------------------------------------
                                     Paul G. Vanderhoven
                                     Senior Vice President-Finance and Chief
                                     Financial Officer
                                     (Principal Financial Officer)

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER                       DESCRIPTION OF EXHIBIT

   2.1      -  Certificate of Ownership and Merger merging Sterling Chemicals
               Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).


   2.2      -  Joint Plan of Reorganization of Sterling Chemicals Holdings,
               Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on November 26,
               2002).

   2.3      -  First Modification to Amendment to Joint Plan of Reorganization
               of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K filed on November 26, 2002).

   3.1      -  Amended and Restated Certificate of Incorporation of Sterling
               Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

   3.2      -  Certificate of Designations, Preferences, Rights and Limitations
               of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A filed on December 19, 2002).

   **3.3    -  Restated Bylaws of Sterling Chemicals, Inc. (conformed copy).

 +**10.1    -  Acrylonitrile Expanded Relationship and Master Modification
               Agreement dated June 19, 2003 between BP Chemicals Inc. and
               Sterling Chemicals, Inc.

  **10.2    -  Tenth Amendment to the Sterling Chemicals, Inc. Amended and
               Restated Salaried Employees' Pension Plan.

  **10.3    -  Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid
               Employees' Pension Plan.

  **10.4    -  Fourth Amendment to the Sixth Amended and Restated Savings and
               Investment Plan.

   **10.5   -  Eighth Amendment to the Sterling Chemicals ESOP.

   **14.1   -  Sterling Chemicals, Inc. Code of Ethics for the Chief Executive
               Officer and Senior Financial Officers

   **15.1   -  Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

   **31.1   -  Rule 13a-14(a) Certification of the Chief Executive Officer

   **31.2   -  Rule 13a-14(a) Certification of the Chief Financial Officer

   **32.1   -  Section 1350 Certification of the Chief Executive Officer

   **32.2   -  Section 1350 Certification of the Chief Financial Officer

+ Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

** Filed or furnished herewith