Form 10-Q
period 2003-09-30
STERLING CHEMICALS INC
filed 2003-11-13
CIK 1014669

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO


                        COMMISSION FILE NUMBER 000-50132

                            STERLING CHEMICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                          DELAWARE                                                        76-0502785
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)               (IRS EMPLOYER IDENTIFICATION NO.)

               1200 SMITH STREET, SUITE 1900
                 HOUSTON, TEXAS 77002-4312                                              (713) 650-3700
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                    ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

         As of October 31, 2003, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.


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

Readers should consider the following information as they review this Form 10-Q:

FORWARD-LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words "expect," "intend," "plan," "predict," "anticipate," "estimate," "believe," "should," "could," "may," "might," "will be," "will continue," "will likely result," "project," "forecast," "budget" and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

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

         o        obsolescence of product lines;

         o the timing and extent of changes in global economic and business conditions;

         o increases in raw materials and energy costs, including the cost of natural gas;

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

         The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (our "Annual Report"), include additional factors that could adversely affect our business, results of operations and financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Known Events, Trends, Uncertainties and Risk Factors" contained in our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this report speak only as of the date of this report and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

SUBSEQUENT EVENTS

         All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of November 12, 2003, unless those statements are expressly made as of another date. We disclaim any responsibility for the correctness of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 12, 2003 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information.

DOCUMENT SUMMARIES

         Statements contained in this Form 10-Q describing documents and agreements are provided in summary form only and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q.

AVAILABLE INFORMATION

         Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports, and effective June 30, 2003, any beneficial ownership reports that have been electronically filed by our directors, officers and stockholders that own at least 10% of our capital securities, filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) and 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after such materials have been electronically filed or furnished. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

                            STERLING CHEMICALS, INC.



                                      INDEX



                                                                                                                           PAGE
                                                                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................................................................      1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................     15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................................................     21

Item 4.  Controls and Procedures.......................................................................................     21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................     22

Item 6.  Exhibits and Reports on Form 8-K..............................................................................     22

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                        REORGANIZED          PREDECESSOR
                                                                          STERLING            STERLING
                                                                    ------------------    ------------------
                                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                    ------------------    ------------------
Revenues ........................................................     $       160,110      $       117,762
Cost of goods sold ..............................................             153,050              100,619
                                                                      ---------------      ---------------
Gross profit ....................................................               7,060               17,143

Selling, general and administrative expenses ....................               3,373                4,893
Other expense (income) ..........................................                   1               (1,925)
Reorganization items ............................................                  --                4,111
Interest and debt related expenses, net of interest
income (1) ......................................................               2,225               16,173
                                                                      ---------------      ---------------
Income (loss) from continuing operations before income taxes.....               1,461               (6,109)
Benefit for income taxes ........................................                 (74)                 (10)
                                                                      ---------------      ---------------
Income (loss) from continuing operations ........................               1,535               (6,099)
Loss from discontinued operations, net of tax expense ...........                  --               (6,781)
                                                                      ---------------      ---------------
Net income (loss) ...............................................     $         1,535      $       (12,880)

Preferred stock dividends .......................................               1,305                   --
                                                                      ---------------      ---------------

Net income (loss) attributable to common stockholders ...........     $           230      $       (12,880)
                                                                      ===============      ===============

Net income per share attributable to common stockholders, basic
and diluted:.....................................................     $          0.08        $          --
                                                                      ===============      ===============

Weighted average shares of common stock outstanding:
   Basic ........................................................               2,825                   --
   Diluted ......................................................               5,161                   --


(1) Contractual interest for the three-month period ended September 30, 2002 totaled $29,506.


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                        REORGANIZED           PREDECESSOR
                                                                          STERLING             STERLING
                                                                     ------------------   ------------------
                                                                     NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                                     ------------------   ------------------
Revenues ........................................................     $       403,088      $       316,220
Cost of goods sold ..............................................             407,452              284,340
                                                                      ---------------      ---------------
Gross profit (loss) .............................................              (4,364)              31,880

Selling, general and administrative expenses ....................              11,966               10,631
Other income ....................................................              (3,520)              (1,925)
Reorganization items ............................................                  --               13,389
Interest and debt related expenses, net of interest
income (1) ......................................................               6,069               38,677
                                                                      ---------------      ---------------
Loss from continuing operations before income taxes .............             (18,879)             (28,892)
Provision (benefit) for income taxes ............................              (7,099)                  36
                                                                      ---------------      ---------------
Loss from continuing operations .................................             (11,780)             (28,928)
Income (loss) from discontinued operations, net of tax
expense .........................................................                (976)               7,629
                                                                      ---------------      ---------------
Net loss ........................................................             (12,756)             (21,299)
Preferred stock dividends .......................................               3,767                   --
                                                                      ---------------      ---------------

Net loss attributable to common stockholders ....................     $       (16,523)     $       (21,299)
                                                                      ===============      ===============

Net loss per share attributable to common stockholders, basic
and diluted: ....................................................     $         (5.85)     $            --
                                                                      ===============      ===============

Weighted average shares of common stock outstanding:
   Basic and diluted ............................................               2,825                   --


(1) Contractual interest for the nine-month period ended September 30, 2002 totaled $75,617.


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                                   PREDECESSOR
                                                                               REORGANIZED STERLING                  STERLING
                                                                     ----------------------------------------    ------------------
                                                                     SEPTEMBER 30, 2003     DECEMBER 31, 2002    SEPTEMBER 30, 2002
                                                                     ------------------     -----------------    ------------------
ASSETS
Current assets:
   Cash and cash equivalents ....................................     $         38,356      $         99,818      $          9,843
   Accounts receivable, net .....................................               84,076                41,814                70,586
   Inventories ..................................................               50,815                31,011                32,836
   Prepaid expenses .............................................                3,918                 4,561                 3,678
   Deferred tax asset ...........................................               12,343                11,988                    --
   Assets held for sale .........................................                   --                    --               214,898
                                                                      ----------------      ----------------      ----------------
     Total current assets .......................................              189,508               189,192               331,841

Property, plant and equipment, net ..............................              275,854               283,378               117,222
Goodwill ........................................................               48,463                48,463                    --
Other assets ....................................................               21,191                22,998                40,585
                                                                      ----------------      ----------------      ----------------
     Total assets ...............................................     $        535,016      $        544,031      $        489,648
                                                                      ================      ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .............................................     $         44,523      $         31,214      $         30,591
   Accrued liabilities ..........................................               22,907                26,635                31,720
   Current portion of long-term debt ............................                   --                    --                57,242
   Liabilities related to discontinued operations ...............                   --                    --                91,017
                                                                      ----------------      ----------------      ----------------
   Total current liabilities ....................................               67,430                57,849               210,570

Pre-petition liabilities - subject to compromise ................                   --                    --               507,988
Pre-petition liabilities - not subject to compromise ............                   --                    --               362,836
Long-term debt ..................................................               94,275                94,275                    --
Deferred tax liability ..........................................               52,808                59,597                    --
Deferred credits and other liabilities ..........................               94,077                93,131                19,731
Redeemable preferred stock ......................................               33,937                30,170                    --
Commitments and contingencies (Note 7)
Stockholders' equity (deficiency in assets):
   Common stock, $.01 par value .................................                   28                    28                    --
   Additional paid-in capital ...................................              206,760               210,527              (141,786)
   Accumulated deficit ..........................................              (14,299)               (1,546)             (419,437)
   Accumulated other comprehensive income .......................                   --                    --               (50,254)
                                                                      ----------------      ----------------      ----------------
   Total stockholders' equity (deficiency in assets) ............              192,489               209,009              (611,477)
                                                                      ----------------      ----------------      ----------------

Total liabilities and stockholders' equity (deficiency
in assets) ......................................................     $        535,016      $        544,031      $        489,648
                                                                      ================      ================      ================


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  REORGANIZED            PREDECESSOR
                                                                                    STERLING              STERLING
                                                                               ------------------    ------------------
                                                                               NINE MONTHS ENDED      NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 2003    SEPTEMBER 30, 2002
                                                                               ------------------    ------------------
Cash flows from operating activities:
Net loss from continuing operations .......................................     $        (11,780)     $        (28,928)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
   Depreciation and amortization ..........................................               20,224                17,138
   Interest amortization ..................................................                  281                 2,784
   Deferred tax benefit ...................................................               (7,144)                   --
   Other ..................................................................                   --                 2,447
Change in assets/liabilities:
   Accounts receivable ....................................................              (42,262)              (19,275)
   Inventories ............................................................              (19,804)                 (224)
   Prepaid expenses .......................................................                  643                  (719)
   Other assets ...........................................................                 (537)               (2,356)
   Accounts payable .......................................................               13,310                22,626
   Accrued liabilities ....................................................               (3,728)               (5,739)
   Other liabilities ......................................................                  945                18,245
                                                                                ----------------      ----------------

Net cash provided by (used in) operating activities .......................              (49,852)                5,999
                                                                                ----------------      ----------------

Cash flows used in investing activities:
   Capital expenditures ...................................................              (10,634)               (5,434)

Cash flows from financing activities:
   Net borrowings under DIP Facility ......................................                   --                 5,818

Net increase (decrease) in cash and cash equivalents from continuing
operations ................................................................              (60,486)                6,383
Net increase in cash and cash equivalents from discontinued operations ....                 (976)                2,837
Cash and cash equivalents - beginning of period ...........................               99,818                   623
                                                                                ----------------      ----------------
Cash and cash equivalents - end of period .................................     $         38,356      $          9,843
                                                                                ================      ================

Supplemental disclosures of cash flow information:
   Net interest paid ......................................................     $          3,744      $          4,056
   Cash paid for reorganization items .....................................               13,115                 8,834


         The accompanying notes are an integral part of the condensed consolidated financial statements.

                            STERLING CHEMICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

Overview:

         On July 16, 2001, Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (as modified, the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements covered by this period have been presented in conformity with the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In this Form 10-Q, we are referred to as "Predecessor Sterling" for periods on or before December 19, 2002 and as "Reorganized Sterling" for periods after December 19, 2002.

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

         On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling common stock to the holders of Holdings' 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' managed funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of Reorganized Sterling's Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling at the effectiveness of the Plan of Reorganization in exchange for 2,175,000 shares of Reorganized Sterling's common stock pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis assuming the conversion of all shares of Reorganized Sterling's Series A Convertible Preferred Stock into shares of Reorganized Sterling's common stock) and warrants to acquire 949,367 shares of Reorganized Sterling's common stock at an exercise price of $52 per share (subject to adjustment).

         Pursuant to the Plan of Reorganization, on December 19, 2002, the Debtors' pulp chemicals business was sold to Superior Propane, Inc. ("Superior Propane") for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. Approximately $80 million of the net proceeds from the sale of the Debtors' pulp chemicals business remained with Reorganized Sterling, which continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on December 19, 2002, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the "New Revolver"). As of September 30, 2003, we had not borrowed any money under the New Revolver, although we had approximately $1.3 million in letters of credit outstanding.

         For financial reporting purposes, the "Effective Date" of the Plan of Reorganization is considered to have been the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3), our financial results have been separately presented under the heading "Predecessor Sterling" for periods on or before December 19, 2002 and under the heading "Reorganized Sterling" for periods after December 19, 2002. Our financial statements as of and for the three and nine-month periods ended September 30, 2003 are not comparable to those of Predecessor Sterling for the same periods ended September 30, 2002. Additionally, in December 2002, we changed our fiscal year-end from September 30 to December 31.

Interim Financial Information:

         In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three and nine-month periods ended September 30, 2003 and September 30, 2002. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders' equity (deficiency in assets).

         The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (our "Annual Report"), and with the transition report on Form 10-Q/A for the three-month period ended December 31, 2002 (our "Transition Report"). The accompanying condensed consolidated balance sheet as of September 30, 2002 has been derived from the audited consolidated balance sheet as of September 30, 2002 included in our Annual Report, and the accompanying condensed consolidated balance sheet as of December 31, 2002 has been derived from the consolidated balance sheet as of December 31, 2002 included in our Transition Report. The accompanying condensed consolidated financial statements, as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and September 30, 2002, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose report is included herein.

Recent Developments:

         On November 3, 2003, a barge delivering a raw material owned by a third party capsized near the docks at our Texas City, Texas facilities. The United States Coast Guard took over responsibility for directing appropriate actions to safely address the situation. After the initial incident, the barge was secured to our docks. On November 11, 2003, the barge was righted and is currently being unloaded. Prior to being righted, the barge precluded access to our main docks, and we curtailed production of a variety of our products. Once the barge was righted, the barge was moved to a location at our facilities that permits full access to the affected docks. Due to the nature of the barge incident and the control asserted by the Coast Guard, we are unable at this time to determine whether our main docks will be closed again in connection with this incident. The barge incident may have a negative impact on our business, financial position, results of operations and cash flows if we are unable to recover our losses from the responsible parties, but we do not believe that the effect will be material. However, if access to our main docks is again restricted for an extended period, the impact on our business, financial position, results of operations and cash flows could become material.

         On October 13, 2003, David G. Elkins resigned from our Board of Directors.

2. STOCK-BASED COMPENSATION PLAN

         In connection with the implementation of the Plan of Reorganization, we adopted our 2002 Stock Plan. Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. Our 2002 Stock Plan may be amended or modified from time to time by our Board of Directors in accordance with its terms. We have reserved 379,747 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment). On February 11, 2003, we granted options to purchase 348,500 shares of our common stock under our 2002 Stock Plan at an exercise price of $31.60 per share.

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

         The following table illustrates the effect on net loss and earnings per share assuming that compensation costs for stock options issued under our 2002 Stock Plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period if calculated pursuant to Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," for the three and nine-month periods ended September 30, 2003. There were no options outstanding under our 2002 Stock Plan prior to February 11, 2003.


                                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 2003    SEPTEMBER 30, 2003
                                                                                ------------------    ------------------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss) attributable to common stockholders, as
reported ...................................................................     $            230      $        (16,523)

Add:  Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects .....................                   --                    --

Deduct:  Total stock-based employee compensation
expense determined under fair value based method for
all awards, net of related tax effects .....................................                  594                 1,484
                                                                                 ----------------      ----------------
Pro forma net loss .........................................................     $           (364)     $        (18,007)
                                                                                 ================      ================

Earnings (loss) per share attributable to common stockholders as reported,
basic and diluted:..........................................................     $           0.08      $          (5.85)

Pro forma loss per share attributable to common stockholders, basic and
diluted: ...................................................................     $          (0.13)     $          (6.37)


3. FRESH-START ACCOUNTING

         Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of SOP 90-7 and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued pursuant to the Plan of Reorganization. In connection with our Plan of Reorganization, our financial advisor, Greenhill & Co., LLC ("Greenhill") prepared a valuation of our business. In preparing its valuation, Greenhill considered a number of factors, including valuations by other parties and the application of various valuation methods, including discounted cash flow analysis, comparable company analysis and precedent transaction analysis. Based on Greenhill's valuation, the estimated reorganization value was allocated as follows (dollars in thousands):

Long-term debt                     $      94,275
Redeemable preferred stock                30,000
Stockholders'equity                      210,725
                                   -------------
Total                              $     335,000
                                   =============

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

                                                  PREDECESSOR                                                       REORGANIZED
                                                   STERLING       DISCONTINUED   REORGANIZATION     FRESH-START       STERLING
                                              DECEMBER 19, 2002    OPERATIONS      ADJUSTMENTS      ADJUSTMENTS   DECEMBER 19, 2002
                                              -----------------   ------------   --------------     -----------   -----------------
ASSETS                                                                   (dollars in thousands, unaudited)

Current assets:
Cash and cash equivalents ..................   $         5,839   $     358,108    $    (274,120)   $           -   $        89,827
Accounts receivable, net ...................            87,435         (35,771)           2,226                -            53,890
Inventories ................................            44,832         (17,852)              91                -            27,071
Prepaid expenses ...........................             6,658          (1,388)               -               80             5,350
                                               ---------------   -------------    -------------    -------------   ---------------
Deferred tax asset .........................                 -               -                -           11,134            11,134
                                               ---------------   -------------    -------------    -------------   ---------------
Total current assets .......................           144,764         303,097         (271,803)          11,214           187,272

Property, plant and equipment, net .........           253,875        (139,940)               -          170,121           284,056
Goodwill ...................................                 -               -                -           48,463            48,463
Other assets ...............................            45,212          (6,039)          (3,027)         (13,059)           23,087
                                               ---------------   -------------    -------------    -------------   ---------------
Total assets ...............................   $       443,851   $     157,118    $    (274,830)   $     216,739   $       542,878
                                               ===============   =============    =============    =============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...........................   $        45,976   $     (16,684)   $         343    $        (719)  $        28,916
Accrued liabilities ........................            31,860          (7,240)             791           (1,044)           24,367
Current portion of long-term debt ..........            52,327         (10,127)         (42,200)               -                 -
                                               ---------------   -------------    -------------    -------------   ---------------
Total current liabilities ..................           130,163         (34,051)         (41,066)          (1,763)           53,283

Pre-petition liabilities subject
to compromise ..............................           512,760          (2,159)        (510,601)               -                 -
Pre-petition liabilities not subject to
compromise .................................           372,326               -         (372,326)               -                 -
Long-term debt .............................                 -               -           94,275                -            94,275
Deferred tax liability .....................            13,835         (13,835)               -           59,597            59,597
Deferred credits and other liabilities .....            39,189         (15,011)          45,970           24,850            94,998
Commitments and contingencies
Redeemable preferred stock .................                 -               -           30,000                -            30,000
Stockholders' equity (deficiency in assets):
Common stock, $.01 par value ...............                 -               -                -               28                28
Additional paid-in capital .................          (141,786)              -           30,000          322,483           210,697
Retained earnings (accumulated deficit) ....          (434,465)        188,891          448,918         (203,344)                -
Accumulated other comprehensive income .....           (48,171)         33,283                -           14,888                 -
                                               ---------------   -------------    -------------    -------------   ---------------
Total stockholders' equity (deficiency in
assets) ....................................          (624,422)        222,174          478,918          134,055           210,725
                                               ---------------   -------------    -------------    -------------   ---------------
Total liabilities and stockholders' equity
(deficiency in assets) .....................   $       443,851   $     157,118    $    (274,830)   $     216,739   $       542,878
                                               ===============   =============    =============    =============   ===============

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

         The carrying amounts of the major classes of assets held for sale and liabilities related to discontinued operations as of September 30, 2002 were as follows:

                                                                            PREDECESSOR STERLING
                                                                             SEPTEMBER 30, 2002
                                                                           (Dollars in Thousands)
                                                   -----------------------------------------------------------------------
                                                   PULP CHEMICALS BUSINESS  ACRYLIC FIBERS BUSINESS           TOTAL
                                                   -----------------------  -----------------------   --------------------
ASSETS HELD FOR SALE:
   Current assets .............................     $             59,109     $             11,429     $             70,538
   Property, plant and equipment, net .........                  138,614                       --                  138,614
   Other assets ...............................                    4,890                    1,136                    6,026
                                                    --------------------     --------------------     --------------------
     Total                                          $            202,613     $             12,565     $            215,178
                                                    ====================     ====================     ====================

LIABILITIES RELATED TO DISCONTINUED OPERATIONS:
   Current liabilities ........................                   32,080                    2,385                   34,465
   Deferred credits and other liabilities .....                   42,390                   13,255                   55,645
                                                    --------------------     --------------------     --------------------
     Total                                          $             74,470     $             15,640     $             90,110
                                                    ====================     ====================     ====================


         For the three and nine-month periods ended September 30, 2002, the amount of revenue and net income (loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

                                                                                         PREDECESSOR STERLING
                                                                             ---------------------------------------------
                                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2002       SEPTEMBER 30, 2002
                                                                             --------------------     --------------------
                                                                                          (Dollars in Thousands)
REVENUES:
   Pulp chemicals business.......................................            $             57,825     $            173,468
   Acrylic fibers business.......................................                           4,782                   14,065
                                                                             --------------------     --------------------
     Total                                                                   $             62,607     $            187,533
                                                                             ====================     ====================

NET INCOME (LOSS):
   Pulp chemicals business.......................................                            (267)                  16,386
   Acrylic fibers business.......................................                          (6,514)                  (8,757)
                                                                             --------------------     --------------------
     Total                                                                   $             (6,781)    $              7,629
                                                                             ====================     ====================


5. INVENTORIES

                                                                                                          PREDECESSOR
                                                                 REORGANIZED STERLING                       STERLING
                                                    ---------------------------------------------     --------------------
                                                     SEPTEMBER 30, 2003        DECEMBER 31, 2002       SEPTEMBER 30, 2002
                                                    --------------------     --------------------     --------------------
                                                                 (Dollars in Thousands)
Finished products..............................     $             31,445     $             12,228     $             15,470

Raw materials..................................                   14,270                   12,259                    9,656

Inventories under exchange agreements..........                     (655)                     550                    1,682

Stores and supplies............................                    5,755                    5,974                    6,028
                                                    --------------------     --------------------     --------------------
                                                    $             50,815     $             31,011     $             32,836
                                                    ====================     ====================     ====================


6. LONG-TERM DEBT

         Pursuant to the Plan of Reorganization, on December 19, 2002, we issued approximately $94.3 million in principal amount of New Notes to the holders of Predecessor Sterling's 12 3/8% Notes. The New Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. ("Sterling

Energy"), one of our wholly owned subsidiaries. Sterling Energy's guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. The New Notes are secured by a first priority lien on our production facilities and related assets.

         The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. We made our first interest payment on the New Notes, in cash, during June 2003. In November 2003, we made the decision to pay the December 15, 2003 interest payment through the issuance of additional New Notes. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

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

         On December 19, 2002, we established the New Revolver with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by Reorganized Sterling or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

         Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest "Federal Funds Rate" (as defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2003, total credit available under the New Revolver was limited to $67.1 million due to these borrowing base limitations. As of September 30, 2003, we had not borrowed any money under the New Revolver, although we had approximately $1.3 million in letters of credit outstanding, leaving unused borrowing capacity under the New Revolver of approximately $65.8 million.

         The New Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The New Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization on a monthly basis if, for 15 consecutive days, unused availability under the New Revolver plus cash on hand is less than $20 million. The New Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

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

         On April 24, 2003, BASF Corporation and Sunoco, Inc. announced that they had signed a letter of intent related to a proposed sale by Sunoco of its plasticizer operations in Pasadena, Texas to BASF. The proposed transaction is subject to satisfaction of certain conditions, including regulatory approval. Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that expires at the end of 2007. We are currently evaluating the impact that this acquisition would have on our plasticizers relationship with BASF and exploring various alternatives that may be available to us related to our plasticizer operations should the transaction between BASF and Sunoco ultimately be consummated. Under certain circumstances, the BASF-Sunoco transaction could have negative effects under our product sales agreement with BASF. However, we do not believe that any such negative effects would have a material impact on our business, financial position, results of operations or cash flows.

         On July 1, 2000, we, in conjunction with BP, entered into a multiyear contract with Methanex for the purchase of our respective methanol requirements from Methanex. At that time, we granted Methanex the exclusive right to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000, and to provide our methanol requirements with methanol produced in countries that have a significant advantage in the cost of natural gas, the primary raw material in the production of methanol. The initial term of these agreements expires December 31, 2003 and Methanex has elected not to renew these agreements. We are currently analyzing various alternatives for our methanol plant, however we do not expect this to have a material adverse impact on our results of operations or financial position.

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

         On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (the "SIP") for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency ("EPA"), which is expected to make further revisions to these rules this fall. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City, Texas facility by approximately 80%. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons ("HRVOCs"), such as ethylene and propylene, by the end of 2004, and imposes a site-wide cap on emissions of HRVOCs in 2006. However, revisions to the rule are expected in the near future which would delay the monitoring requirement until the end of 2005. We believe that we would need to make between $20 million and $30 million in capital improvements in order to comply with these new regulations. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over a four-year period beginning January 1, 2004.

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

         Ethylbenzene Release. A description of this release can be found under "Legal Proceedings" in Note 9 of the "Notes to Consolidated Financial Statements" contained in our Annual Report. The two lawsuits listed below and one intervention currently involve two plaintiffs (excluding the Bobbie Adams, et al. case, which was settled), and were filed based on this release alleging personal injury, property damage and nuisance claims:

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

The Bankruptcy Court, with our support, lifted the automatic stay for all known claims arising out of the Zabrina Alexander, et al. and Bobbie Adams, et al. cases, allowing the plaintiffs to proceed against our liability insurance policies. As a condition to the lifting of the automatic stay, these plaintiffs waived their right to seek any recoveries against us directly and must look solely to insurance proceeds to satisfy their claims. On August 18, 2003, the Bobbie Adams et al. case was settled through mediation, and an order dismissing the case was entered on September 29, 2003. We have also settled the Olivia Ellis case but still need to obtain approval of the settlement from the Bankruptcy Court, which is expected in the near future. Neither of these settlements will have a material impact on our financial statements. A Motion to Dismiss has been filed on behalf of the plaintiff in the Zabrina Alexander, et al. case, which is expected to be approved by the judge in that case in the near future.

         We believe that all or substantially all of our future out-of-pocket costs and expenses relating to these lawsuits and the intervention, including settlement payments and judgments, will be covered by our liability insurance policies. We do not believe that the claims and litigation arising out of these lawsuits and the intervention will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect. To the extent that the lawsuits or intervention seek a recovery from assets of the Debtors' estates, the claims have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization or a negotiated settlement.

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

8. NEW ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the "Company") as of September 30, 2003 (Successor Company balance sheet), and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 2003 (Successor Company operations) and for the three and nine-month periods ended September 30, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company's management.

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

Houston, Texas
November 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.

OVERVIEW

         On July 16, 2001, Sterling Chemicals Holdings, Inc. ("Holdings"), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 ("Chapter 11") of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court"). A plan of reorganization (as modified, the "Plan of Reorganization") was filed with the Bankruptcy Court on May 14, 2002 and was confirmed on November 20, 2002. On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the United States Bankruptcy Code, and the financial statements covered by this period have been presented in conformity with the American Institute of Certified Public Accountants ("AICPA")'s Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code" ("SOP 90-7"). In this Form 10-Q, we are referred to as "Predecessor Sterling" for periods on or before December 19, 2002 and as "Reorganized Sterling" for periods after December 19, 2002.

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

         On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling common stock to the holders of Holdings' 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates' managed funds and accounts (collectively, the "Investor"), paid $30 million for certain shares of Reorganized Sterling's Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling at the effectiveness of the Plan of Reorganization in exchange for 2,175,000 shares of Reorganized Sterling's common stock pursuant to a rights offering made available to the Debtors' unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling's 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling's common stock (on a fully diluted basis assuming the conversion of all shares of Reorganized Sterling's Series A Convertible Preferred Stock into shares of Reorganized Sterling's common stock) and warrants to acquire 949,367 shares of Reorganized Sterling's common stock at an exercise price of $52 per share (subject to adjustment).

         Pursuant to the Plan of Reorganization, on December 19, 2002 the Debtors' pulp chemicals business was sold to Superior Propane, Inc. ("Superior Propane") for approximately $373 million and the Debtors' acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment and Disposal of Long Lived Assets," we have reported the operating results of these businesses as discontinued operations in the condensed consolidated statements of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling's condensed consolidated balance sheet. Approximately $80 million of the net proceeds from the sale of the Debtors' pulp chemicals business remained with Reorganized Sterling, which continues to own and operate the Debtors' core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling's 12 3/8% Senior Secured Notes (the "12 3/8% Notes"), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the "New Notes") in satisfaction of their claims. In addition, on December 19, 2002, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the "New Revolver"). As of September 30, 2003, we had not borrowed any money under the New Revolver, although we had approximately $1.3 million in letters of credit outstanding.

           For financial reporting purposes, the "Effective Date" of the Plan of Reorganization is considered to have been the close of business on December 19, 2002. Due to the Debtors' emergence from Chapter 11 and the implementation of fresh-start accounting (see Note 3 to the condensed consolidated financial statements included in Item 1 of Part 1 of this report), our financial results have been separately presented under the heading "Predecessor Sterling" for periods on or before December 19, 2002 and under the heading "Reorganized Sterling" for periods after December 19, 2002. Our financial statements for the three and nine-month periods ended September 30, 2003 are not comparable to those of Predecessor Sterling for the same periods ended September 30, 2002. Additionally, in December 2002, we changed our fiscal year-end from September 30 to December 31.

RECENT DEVELOPMENTS

         In June 2003, we began the process of restarting the acrylonitrile unit at our Texas City facility, which had been shut down since February 2001. We completed the restart of two of the three reactors of the acrylonitrile unit in July 2003, and completed the restart of the third reactor in August 2003. In addition, in June 2003, we entered into an expanded acrylonitrile relationship agreement with BP Chemicals Inc. ("BP"). Our acrylonitrile relationship with BP is governed by a variety of documents, including a Production Agreement, under which BP has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity, and a Joint Venture Agreement, pursuant to which we and BP formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties' respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. Under the Production Agreement, BP furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase, and reimburses us for a specified portion of our fixed costs related to acrylonitrile production irrespective of whether BP purchases any acrylonitrile under the Production Agreement. Under the expanded acrylonitrile relationship agreement, BP's right to purchase acrylonitrile from us under the Production Agreement was significantly increased and the Joint Venture Agreement was modified in a manner that, together with the modifications to the Production Agreement, is intended to provide us with the ability to operate our acrylonitrile facility at optimal three-reactor rates throughout the acrylonitrile market cycles.

         In addition, in July 2003, we entered into a new sodium cyanide supply agreement with E.I. du Pont de Nemours and Company ("DuPont") which allows us to enhance the value of hydrogen cyanide produced as a by-product from our acrylonitrile operations. The sodium cyanide plant, which is located at our Texas City facility but is owned by DuPont, was restarted in August 2003. The sodium cyanide plant had been shut down since February 2001.

         On April 24, 2003, BASF Corporation and Sunoco, Inc. ("Sunoco") announced that they had signed a letter of intent related to a proposed sale by Sunoco of its plasticizer operations in Pasadena, Texas to BASF. The proposed transaction is subject to satisfaction of certain conditions, including regulatory approval. Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that expires at the end of 2007. We are currently evaluating the impact that this acquisition would have on our plasticizers relationship with BASF and exploring various alternatives that may be available to us related to our plasticizer operations should the transaction between BASF and Sunoco ultimately be consummated. Under certain circumstances, the BASF-Sunoco transaction could have negative effects under our product sales agreement with BASF. However, we do not believe that any such negative effects would have a material impact on our business, financial position, results of operations or cash flows.

         On November 3, 2003, a barge delivering a raw material owned by a third party capsized near the docks at our Texas City, Texas facilities. The United States Coast Guard took over responsibility for directing appropriate actions to safely address the situation. After the initial incident, the barge was secured to our docks. On November 11, 2003, the barge was righted and is currently being unloaded. Prior to being righted, the barge precluded access to our main docks, and we curtailed production of a variety of our products. Once the barge was righted, the barge was moved to a location at our facilities that permits full access to the affected docks. Due to the nature of the barge incident and the control asserted by the Coast Guard, we are unable at this time to determine whether our main docks will be closed again in connection with this incident. The barge incident may have a negative impact on our business, financial position, results of operations and cash flows if we are unable to recover our losses from the responsible parties, but we do not believe that the effect will be material. However, if access to our main docks is again restricted for an extended period, the impact on our business, financial position, results of operations and cash flows could become material.

         On October 13, 2003, David G. Elkins resigned from our Board of Directors.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Revenues, Cost of Goods Sold and Net Loss

         Our revenues were approximately $160.1 million for the three-month period ended September 30, 2003, compared to Predecessor Sterling's approximately $117.8 million in revenues for the three-month period ended September 30, 2002. This increase in revenues was primarily due to the restart of our acrylonitrile facility at the end of the second quarter of 2003 and increased revenues from our styrene operations. We recorded net income attributable to common stockholders of approximately $0.2 million for the three-month period ended September 30, 2003, compared to a net loss attributable to common stockholders of approximately $12.9 million that Predecessor Sterling recorded for the same period in 2002. This improvement in net earnings was primarily due to the exclusion in the quarter ending September 30, 2003 of reorganization items associated with Predecessor Sterling's bankruptcy proceedings and a reduction in interest expense due to our significantly lower long-term indebtedness following our emergence from bankruptcy.

         Revenues from our styrene operations were approximately $110.0 million for the quarter ended September 30, 2003, or an increase of approximately 18% from Predecessor Sterling's approximately $93.1 million in revenues from these operations for the quarter ended September 30, 2002. This increase in revenues from our styrene operations resulted primarily from increased sales of ethylbenzene, an intermediate product we produce from ethylene and benzene and then typically convert into styrene. Our total sales volumes of styrene for the quarter ended September 30, 2003 decreased approximately 3% from those realized by Predecessor Sterling during the quarter ended September 30, 2002. Direct sales prices for styrene during the quarter ended September 30, 2003 remained consistent with those realized during the quarter ended September 30, 2002. During the quarter ended September 30, 2003, the prices we paid for benzene and ethylene, the two primary raw materials required for styrene, both increased approximately 12% from the prices we paid for these products in the quarter ended September 30, 2002. The average price we paid for natural gas for the quarter ended September 30, 2003 increased approximately 54% compared to the average price we paid for natural gas during the quarter ended September 30, 2002. With the continued rise of raw material and natural gas prices, margins on our styrene sales for the quarter ended September 30, 2003 decreased from those realized by Predecessor Sterling during the quarter ended September 30, 2002.

         Our acrylonitrile unit is now operational and we are producing at planned rates. Revenues from the acrylonitrile unit were $21.2 million in the third quarter ended September 30, 2003 compared to the $1.5 million in revenues earned in the quarter ended September 30, 2002 when our unit was shut down.

         Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were approximately $28.9 million for the quarter ended September 30, 2003, an increase of approximately 19% from the approximately $24.3 million in revenues received by Predecessor Sterling from these operations during the quarter ended September 30, 2002. This increase in revenues resulted primarily from higher prices for acetic acid and plasticizers.

Selling, General and Administrative ("SG&A") Expenses

         Our SG&A expenses for the three-month period ended September 30, 2003 were approximately $3.4 million compared to Predecessor Sterling's approximately $4.9 million in SG&A expenses for the three-month period ended September 30, 2002. This decrease was largely due to our successful cost reduction efforts.

Reorganization Items

         We did not incur any reorganization items during the three-month period ended September 30, 2003, because we emerged from bankruptcy prior to the beginning of the year. In the three-month period ended September 30, 2002, we recorded $4.1 million in reorganization items, which consisted primarily of professional fees incurred in connection with the Debtors' Chapter 11 proceedings.

Interest Expense

         Our total interest expense of approximately $2.2 million for the quarter ended September 30, 2003 was substantially lower than the approximately $16.2 million in interest expense we recorded for the quarter ended September 30, 2002, primarily due to the cancellation of our pre-existing senior secured debt upon our emergence from bankruptcy.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues, Cost of Goods Sold and Net Loss

         Our revenues were approximately $403.1 million for the nine-month period ended September 30, 2003, compared to Predecessor Sterling's approximately $316.2 million in revenues during the nine-month period ended September 30, 2002. This increase in revenues resulted primarily from the restart of our acrylonitrile facility during 2003 and an increase in styrene sales prices. We recorded a net loss attributable to common stockholders of approximately $16.5 million for the nine-month period ended September 30, 2003, compared to the net loss attributable to common stockholders of approximately $21.3 million that Predecessor Sterling recorded for the same period in 2002. This improvement in net earnings was primarily due to the absence of reorganization items associated with Predecessor Sterling's bankruptcy proceedings during the nine-month period ending September 30, 2003 and a reduction in interest expense due to our significantly lower long-term indebtedness following our emergence from bankruptcy.

         Revenues from our styrene operations were approximately $289.5 million for the nine-month period ended September 30, 2003, an increase of approximately 23% from Predecessor Sterling's approximately $235.6 million in revenues from these operations for the same period ended September 30, 2002. This increase in revenues from our styrene operations was primarily due to higher sales prices during the first nine months of 2003 compared to those realized during the first nine months of 2002. Our total sales volumes for styrene during the nine-month period ended September 30, 2003 decreased approximately 24% from those realized by Predecessor Sterling during the nine-month period ended September 30, 2002, primarily due to reduced overall demand in the styrene market. Direct sales prices for styrene in the nine-month period ended September 30, 2003 increased approximately 28% compared to those realized during the nine-month period ended September 30, 2002. During the nine-month period ended September 30, 2003, prices for benzene and ethylene, the two primary raw materials required for styrene, also increased approximately 35% and 26%, respectively, from the prices paid for these products in the nine-month period ended September 30, 2002. The average price we paid for natural gas for the nine-month period ended September 30, 2003 increased approximately 87% compared to the average price we paid for natural gas during the nine-month period ended September 30, 2002. Margins on our styrene sales for the nine-month period ended September 30, 2003 decreased from those realized by Predecessor Sterling during the nine-month period ended September 30, 2002, as the higher costs for benzene, ethylene and natural gas more than offset the increase in direct sales prices.

         Our acrylonitrile unit is now operational and we are producing at planned rates. Revenues from the acrylonitrile unit were $25.8 million in the nine months ended September 30, 2003, primarily in the third quarter of 2003, compared to the $5.1 million in revenues earned during the nine-month period ended September 30, 2002 when our acrylonitrile unit was shut down.

         Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were approximately $87.8 million for the nine-month period ended September 30, 2003, an increase of approximately 15% from the approximately $76.5 million in revenues received by Predecessor Sterling from these operations during the nine-month period ended September 30, 2002. This increase in revenues was primarily due to higher prices for acetic acid and increased revenues from our methanol relationship with Methanex Corporation, which expires at the end of 2003.

SG&A Expenses

         Our SG&A expenses for the nine-month period ended September 30, 2003 were approximately $12.0 million, whereas Predecessor Sterling's SG&A expenses for the nine-month period ended September 30, 2003 were approximately $10.6 million. This increase in SG&A expenses was primarily due to the inclusion in the current period of bankruptcy related professional fees that were classified as reorganization items during the nine-month period ended September 30, 2002 pursuant to SOP 90-7, and ongoing matters related to our recent emergence from bankruptcy, including litigation related to the possible assumption of our DSIDA contracts with Monsanto, final determinations as to the classification and allowed amount of disputed claims, final determinations of the amount of rejection damages assessed for contracts we rejected in our bankruptcy proceedings and continuing filing obligations with the Bankruptcy Court (see
Note 7 to the consolidated financial statements included in Item 1 of Part 1 of this report).

Other Income

         Our other income for the nine-month period ended September 30, 2003 was approximately $3.5 million, consisting of a Texas sales tax refund of approximately $3.7 million which was offset by other expense of $0.2 million.

Reorganization Items

         We did not incur any reorganization items during the nine-month period ended September 30, 2003, because we emerged from bankruptcy prior to the beginning of the year and items previously recorded as reorganization items were included in SG&A. In the nine-month period ended September 30, 2002, we recorded $13.4 million in reorganization items, which consisted primarily of professional fees incurred in connection with the Debtors' Chapter 11 proceedings.

Interest Expense

         Our total interest expense of approximately $6.1 million for the nine-month period ended September 30, 2003 was substantially lower than the approximately $38.7 million in interest expense we recorded for the same period ended September 30, 2002, primarily due to the cancellation of our pre-existing senior secured debt upon our emergence from bankruptcy.

Provision (Benefit) for Income Taxes

         During the nine-month period ended September 30, 2003, we recorded an approximate $7.1 million benefit for income taxes compared to a less than $0.1 million provision for income taxes for the nine-month period ended September 30, 2002. In 2003 we recorded a benefit for tax losses versus the full valuation allowance that was recorded in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Pursuant to the Plan of Reorganization, on December 19, 2002, we issued approximately $94.3 million in principal amount of New Notes to the holders of Predecessor Sterling's 12 3/8% Notes. The New Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. ("Sterling Energy"), one of our wholly owned subsidiaries. Sterling Energy's guaranty ranks equally in right of payment with all its existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The New Notes and Sterling Energy's guaranty are secured by a first priority lien on all of our production facilities and related assets.

         The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. We made our first interest payment on the New Notes, in cash, during June 2003. In November 2003, we made the decision to pay the December 15, 2003 interest payment through the issuance of additional New Notes. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

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

         On December 19, 2002, we established the New Revolver with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders which provides up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by Reorganized Sterling or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

         Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the "LIBO Rate" (as defined in the New Revolver) plus 2.75%. The "Alternate Base Rate" is equal to the greater of the "Base Rate" as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest "Federal Funds Rate" (as defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2003, the total credit available under the New Revolver was $67.1 million due to borrowing base limitations. As of September 30, 2003, we had not borrowed any money under the New Revolver, although we had approximately $1.3 million in letters of credit outstanding, leaving unused borrowing capacity under the New Revolver of approximately $65.8 million.

         The New Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The New Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization on a monthly basis if, for 15 consecutive days, unused availability under the New Revolver plus cash on hand is less than $20 million. The New Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

         Our liquidity (which includes cash and cash equivalents plus total credit available under the New Revolver, subject to the conditions to borrowings under the New Revolver) decreased by $2.1 million to $104.2 million during the third quarter of 2003. A decrease in cash and cash equivalents during the period was offset by increases in accounts receivable and inventory due primarily to the startup of our acrylonitrile unit which accounted for approximately $29.4 million. We believe that our cash on hand, together with credit available under the New Revolver and other internally generated funds, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

         Our working capital at September 30, 2003 was approximately $122.1 million, a decrease from our working capital of approximately $131.3 million on December 31, 2002. This decrease in working capital was primarily due to a reduction in cash and cash equivalents and accrued liabilities, which was partially offset by increases in accounts receivable, inventories and accounts payable.

Cash Flow

         Net cash used in our operations was approximately $49.9 million during the nine-month period ended September 30, 2003, whereas net cash provided by Predecessor Sterling's operations during the nine-month period ended September 30, 2002 was approximately $6.0 million. This increase in cash used in our operations was primarily due to an increase in accounts receivable and inventories, partially offset by an increase in accounts payable. Net cash flow used in our investing activities, which primarily relates to capital expenditures, was approximately $10.6 million during the nine-month period ended September 30, 2003, whereas net cash flow used in Predecessor Sterling's investing activities during the nine-month period ended September 30, 2002 was approximately $5.4 million. We did not record any cash from financing activities during the nine-month period ended September 30, 2003, whereas Predecessor Sterling recorded net cash from financing activities of approximately $5.8 million during the nine-month period ended September 30, 2002, which related to borrowings under our debtor-in-possession credit facility during our bankruptcy proceedings.

Capital Expenditures

         Our capital expenditures were approximately $10.6 million during the nine-month period ended September 30, 2003, whereas Predecessor Sterling's capital expenditures during the nine-month period ended September 30, 2002 were approximately $5.4 million. This increase in capital expenditures in the nine-month period ended September 30, 2003 was primarily related to capital projects associated with the restart of our acrylonitrile facility. During the remainder of 2003, capital expenditures are anticipated to be approximately $5 to $10 million, primarily for routine safety, environmental and equipment replacement matters.

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

NEW ACCOUNTING STANDARDS

         In May 2003, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Due to the sale of our pulp chemicals business, which had significant operations in Canada, we are no longer susceptible to market risk exposure related to those operations in the form of currency exchange rate movements. Additionally, we do not currently have exposure to changing U.S. interest rates, as there are no draws outstanding under our New Revolver; however, the fair value of the New Notes may vary in response to changing interest rates.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: The following exhibits are filed as part of this Form
10-Q:


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
    2.1     -     Certificate of Ownership and Merger merging Sterling Chemicals
                  Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 2002).

    2.2     -     Joint Plan of Reorganization of Sterling Chemicals Holdings,
                  Inc., et al., dated October 14, 2002 (incorporated by
                  reference from Exhibit 2.1 to the Company's Form 8-K filed on
                  November 26, 2002).

    2.3     -     First Modification to Amendment to Joint Plan of
                  Reorganization of Sterling Chemicals Holdings, Inc., et al.,
                  dated November 18, 2002 (incorporated by reference from
                  Exhibit 2.2 to the Company's Form 8-K filed on November 26,
                  2002).

    3.1     -     Amended and Restated Certificate of Incorporation of Sterling
                  Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

    3.2     -     Certificate of Designations, Preferences, Rights and
                  Limitations of Series A Convertible Preferred Stock of
                  Sterling Chemicals, Inc. (incorporated by reference from
                  Exhibit 4 to the Company's Registration Statement on Form 8-A
                  filed on December 19, 2002).

    3.3     -     Restated Bylaws of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

 **15.1     -     Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

 **31.1     -     Rule 13a-14(a) Certification of the Chief Executive Officer

 **31.2     -     Rule 13a-14(a) Certification of the Chief Financial Officer

 **32.1     -     Section 1350 Certification of the Chief Executive Officer

 **32.2     -     Section 1350 Certification of the Chief Financial Officer

 **99.1     -     Amended and Restated Audit Committee Charter

** Filed or furnished herewith

         (b) Reports on Form 8-K.

         1. On July 7, 2003, we filed a Current Report on Form 8-K reporting Items 5 and 7 related to the restart of our acrylonitrile facility in June 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                STERLING CHEMICALS, INC.
                                                (Registrant)



Date: November 12, 2003                         /s/ RICHARD K. CRUMP
                                                -------------------------------
                                                Richard K. Crump
                                                President and
                                                Chief Executive Officer


Date: November 12, 2003                         /s/ PAUL G. VANDERHOVEN
                                                -------------------------------
                                                Paul G. Vanderhoven
                                                Senior Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                                DESCRIPTION OF EXHIBIT
-------                               ----------------------
   2.1     -      Certificate of Ownership and Merger merging Sterling Chemicals
                  Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended September 30, 2002).

   2.2     -      Joint Plan of Reorganization of Sterling Chemicals Holdings,
                  Inc., et al., dated October 14, 2002 (incorporated by
                  reference from Exhibit 2.1 to the Company's Form 8-K filed on
                  November 26, 2002).

   2.3     -      First Modification to Amendment to Joint Plan of
                  Reorganization of Sterling Chemicals Holdings, Inc., et al.,
                  dated November 18, 2002 (incorporated by reference from
                  Exhibit 2.2 to the Company's Form 8-K filed on November 26,
                  2002).

   3.1     -      Amended and Restated Certificate of Incorporation of Sterling
                  Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

   3.2     -      Certificate of Designations, Preferences, Rights and
                  Limitations of Series A Convertible Preferred Stock of
                  Sterling Chemicals, Inc. (incorporated by reference from
                  Exhibit 4 to the Company's Registration Statement on Form 8-A
                  filed on December 19, 2002).

   3.3     -      Restated Bylaws of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**15.1     -      Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1     -      Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2     -      Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1     -      Section 1350 Certification of the Chief Executive Officer

**32.2     -      Section 1350 Certification of the Chief Financial Officer

**99.1     -      Amended and Restated Audit Committee Charter

** Filed or furnished herewith