Form 10-K
period 2003-12-31
STERLING CHEMICALS INC
filed 2004-03-19
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-50132

Sterling Chemicals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0502785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 3600	(713) 650-3700
Houston, Texas 77002-4109	(Registrant’s telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑.

     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $18,738,285.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐.

     As of February 29, 2004, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.

     Portions of the definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

      Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-K refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.

      Readers should consider the following information as they review this Form 10-K.

Forward-Looking Statements

      Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	the cyclicality of the petrochemicals industry;

•	current and future industry conditions;

•	the potential effects of market and industry conditions and cyclicality on our business strategy, results of operations or financial position;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of and requirements for financial resources;

•	future contractual obligations;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future dividends;

•	financing plans;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws and

•	adequacy of insurance or indemnification.

i

Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	the timing and extent of changes in commodity prices;

•	petrochemicals industry production capacity and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products;

•	competition, including competitive products and pricing pressures;

•	obsolescence of product lines;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

•	our ability to obtain raw materials and energy at acceptable prices, in a timely manner and on acceptable terms;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity and

•	various other matters, many of which are beyond our control.

      The risks included here are not exhaustive. Other sections of this report, and our other filings with the Securities and Exchange Commission, include additional factors that could adversely affect our business, results of operations and financial performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Known Events, Trends, Uncertainties and Risk Factors” contained in Item 7 of Part II of this Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

ii

Subsequent Events

      All statements and information contained in this Form 10-K, including the forward-looking statements discussed above, are made as of March 19, 2004, unless those statements or information are expressly made as of another date. We disclaim any responsibility for the correctness of any statement or information contained in this Form 10-K to the extent such statement or information is affected or impacted by events, circumstances or developments occurring after March 19, 2004 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

Document Summaries

      Descriptions of documents and agreements contained in this Form 10-K are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

Fiscal Year

      In December 2002, we changed our fiscal year-end from September 30 to December 31.

iii

PART I

Item 1.     Business

      We were formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company (“Monsanto”). Our Texas City facility is located approximately 45 miles south of Houston on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, there are facilities to produce seven petrochemical products at the Texas City, Texas site; styrene, acrylonitrile, acetic acid, plasticizers, methanol, sodium cyanide and disodium iminodiacetic acid (“DSIDA”). We own the styrene, acrylonitrile, acetic acid, plasticizers and methanol manufacturing units located at the site. The methanol unit is currently idled and is not likely to ever be restarted. E.I. du Pont de Nemours and Company (“DuPont”) and Monsanto own the sodium cyanide and DSIDA units, respectively, located at the site. These companies built these units on land leased from us, and we operate these units on their behalf. Both of these units use hydrogen cyanide created as a by-product from our acrylonitrile operations to make other products. The DSIDA unit is not currently in operation, but Monsanto has committed to restart the DSIDA unit by mid-2007, and has the option to restart the unit prior to that time. At the site, we have facilities to load our products in trucks, railcars, barges and ocean-going vessels for shipment to customers throughout the world. We have also leased portions of the site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We lease the space for our principal offices, which are in Houston, Texas.

Bankruptcy Reorganization

      On July 16, 2001 (the “Petition Date”), Sterling Chemicals Holdings, Inc. (“Holdings”), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a proposed plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code, and the accompanying consolidated financial statements for this period have been presented in conformity with Statement of Position 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code” (“SOP 90-7”) of the American Institute of Certified Public Accountants (“AICPA”). SOP 90-7 requires a segregation of liabilities subject to compromise as of the Petition Date, and identification of all transactions and events that are directly associated with the reorganization of the Debtors. For financial reporting purposes, the “Effective Date” of the Plan of Reorganization is considered to have been the close of business on December 19, 2002. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting (see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K), we refer to ourselves as, and our financial results have been separately presented under the heading, “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002. Our financial statements for 2003 are not comparable to those of Predecessor Sterling for periods ended on or prior to December 19, 2002.

      The filing of the Chapter 11 petitions was driven by the Debtors’ inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused their export sales to be at a competitive disadvantage) and higher raw materials and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets for our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling’s common stock to the holders of Holdings’ 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates’ managed funds and accounts (which we collectively refer to as the Investor), paid $30 million for certain shares of Reorganized Sterling’s Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling at the effectiveness of the Plan of Reorganization in exchange for 2,175,000 shares of Reorganized Sterling’s common stock pursuant to a rights offering made available to the Debtors’ unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling’s 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling’s common stock (on a fully diluted basis as of such date, assuming the conversion of all shares of Reorganized Sterling’s Series A Convertible Preferred Stock into shares of Reorganized Sterling’s common stock) and warrants to acquire 949,367 shares of Reorganized Sterling’s common stock at an exercise price of $52 per share (subject to adjustment).

      Pursuant to the Plan of Reorganization, on December 19, 2002 the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. (“Superior Propane”) for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the condensed consolidated statements of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling’s condensed consolidated balance sheet. Approximately $80 million of the net proceeds from the sale of the Debtors’ pulp chemicals business remained with Reorganized Sterling, which continues to own and operate the Debtors’ core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes (the “12 3/8% Notes”), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the “New Notes”) in satisfaction of their claims. In addition, on December 19, 2002, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the “New Revolver”). As of December 31, 2003, we had not borrowed any money under the New Revolver, although we had approximately $1.8 million in letters of credit outstanding.

Business Strategy

      Our objectives are to produce high quality chemicals, to maintain a strong market position, to continuously improve our cost performance in all of our major products and to provide superior customer service.

Industry Overview

      Styrene. Current global production capacity of styrene is approximately 54 billion pounds per year with current total North American production capacity at approximately 15 billion pounds per year. We have production capacity of approximately 1.7 billion pounds per year. As is the case with most petrochemicals, markets for styrene from time to time experience periods of strong demand, resulting in tight supply and higher prices and profit margins. Inevitably, favorable market conditions for our products prompt increases in supply. In most cases, increases in supply are achieved through the construction of new capacity or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply, and cause available supply to greatly exceed demand for an extended period.

      From 1994 through 1996, strong demand growth and high utilization rates for styrene prevailed, which prompted several major producers to announce new capacity increases in 1997 and 1998, particularly in the Far East. At the time this new capacity was announced, there was also a general slowdown in the economic growth rate in the Far East and significantly reduced demand growth for styrene, prompting many styrene customers to begin utilizing their available inventories and reduce purchases of additional product. During 2000, styrene prices and margins increased significantly from levels experienced in 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins hit their highest level in April 2000 and then decreased over the second half of 2000. During 2001, U.S. and world economies experienced a general slowdown that negatively impacted demand for most petrochemicals, including styrene. Raw material and energy costs spiked upward during the first half of 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion for most of their products. Due to these conditions, we and many other U.S. Gulf Coast petrochemicals producers reduced production levels. During the second half of fiscal 2001, raw material and energy costs began to moderate, although demand remained weak due to the continued economic slowdown. Demand for styrene, relative to supply, increased late in the second quarter of fiscal 2002 due to a variety of factors, including economic improvements in the United States manufacturing sector, global restocking of low inventory levels and styrene plant shutdowns attributable to scheduled maintenance and operating problems at several of our competitors. During the first half of 2003, styrene demand and margins were depressed due to high energy and raw materials costs and uncertainties associated with the war with Iraq. Energy and raw materials costs declined during the second half of 2003 and, coupled with improved economic conditions in the United States and the rest of the world, resulted in improved margins for styrene sales. However, toward the end of 2003, energy and raw materials costs began to increase, again resulting in downward pressure on styrene margins as the year ended. We cannot predict future increases or decreases in styrene prices or margins with any substantial degree of certainty.

      Acrylonitrile. Current global production capacity of acrylonitrile is approximately 13 billion pounds per year. We have production capacity of approximately 740 million pounds of acrylonitrile per year. Markets for acrylonitrile exhibit similar characteristics to those of styrene in terms of capacity utilization, selling prices and profit margins. In addition, as more than 50% of domestic acrylonitrile production is sold in the export market, demand is significantly impacted by customers in China, who in 2003 purchased 840 million pounds of acrylonitrile, 4.29 billion pounds of ABS/ SAN resin (equivalent to approximately one billion pounds of acrylonitrile) and slightly more than 1 billion pounds of acrylic fiber (equivalent to approximately one billion pounds of acrylonitrile) from producers outside of China, greatly surpassing the aggregate amount of acrylonitrile exported globally from the United States. Demand for acrylonitrile grew steadily in the early 1990’s in China, India, Taiwan, Thailand and Turkey and, during 1995 to 1996, concerns about availability of product and raw materials costs resulted in high prices and profit margins, which in turn prompted many producers to add incremental acrylonitrile capacity, and two Asian acrylonitrile consumers to build acrylonitrile plants to meet their captive demand. Increased acrylonitrile production capacity, combined with weak demand for acrylonitrile and its derivatives caused by the economic crisis in Asia in the late 1990’s, resulted in significantly depressed acrylonitrile prices and profit margins. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several producers and generally low inventory levels. Due to the startup of new acrylonitrile plants in the United States and Taiwan and a general slowdown of United States and world economies, along with higher raw materials and energy costs, acrylonitrile prices and profit margins weakened significantly in fiscal 2001. Acrylonitrile demand, capacity utilization and profit margins showed improvement through 2002, although still at low levels, then fell back slightly in the second quarter of 2003 before recovering somewhat in the second half of the year. Demand for acrylonitrile in early 2004 has been favorable to producers but profit margins continue to be weak, primarily due to high propylene prices in the United States and Asia resulting from limited propylene supply.

      Acetic Acid. Current North American production capacity of acetic acid is approximately 6 billion pounds per year. Several capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to one billion pounds. In late 2000, BP Amoco Chemical Company (“BP Chemicals”), successor by merger to BP Chemicals Inc., and Celanese AG began operating 880 million-pound and 1.1 billion-pound acetic acid production units in Malaysia and Singapore, respectively. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand.

      Plasticizers. Plasticizers are produced from either linear alpha-olefins feedstocks or propylene-based technology. Linear plasticizers typically receive a premium over competing propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products.

Product Summary

      The following table summarizes our principal products, including our capacity, primary end uses, raw materials and major competitors for each product. “Capacity” represents rated annual production capacity at December 31, 2003, which is calculated by estimating the number of days in a typical year a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product
(Capacity)	Intermediate Products	Primary End Products	Raw Materials	Major Competitors

Styrene (1.7 billion pounds per year)	Polystyrene, ABS/ SAN resins, styrene butadiene latex and unsaturated polyester resins	Building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children’s toys, paper coating, appliance parts and carpet backing	Ethylene and benzene	Lyondell Chemical Company, BP Amoco Chemical Company, Chevron Phillips Chemical Company, Shell Chemical Company, Cos-Mar (a joint venture of General Electric Company and FINA Inc.), Nova Corporation, SABIC, Samsung and Mitsubishi
Acrylonitrile (740 million pounds per year)	Acrylic fibers, ABS/ SAN resins, NB copolymers, adiponitrile and acrylamide	Apparel, furnishings, upholstery, household appliances, carpets and plastics for automotive parts using ABS and SAN polymers	Ammonia and propylene	BP Amoco Chemical Company, Cytec Industries Inc., E.I. du Pont de Nemours and Company, Asahi Chemical Industry Company, Ltd., Solutia Inc., Tae Kwang, Formosa Plastics, CPDC and DSM
Acetic Acid (1 billion pounds per year)	Vinyl acetate, terephthalic acid, and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and carbon monoxide	Celanese AG, Eastman Chemical Company and Millennium Chemicals Inc.
Plasticizers (280 million pounds per year)	Flexible polyvinyl chloride (PVC)	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Alpha-olefins, carbon monoxide, hydrogen, and orthoxylene	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
DSIDA (80 million pounds per year)	N/ A	Herbicide	Caustic soda and hydrogen cyanide	Solutia, Inc.
Sodium Cyanide (85 million pounds per year)	N/ A	Electroplating and precious metals recovery	Caustic soda and hydrogen cyanide	E.I. du Pont de Nemours and Company, Degussa- Huls, FMC Corporation, Tong Soh Petrochemical, Tae Kwang and DSM
Methanol (150 million gallons per year)	Acetic acid, MTBE and formaldehyde	Adhesives, surface coatings, gasoline oxygenate and octane enhancer and plywood adhesives	Natural gas and steam	Methanex Corporation, Lyondell Methanol Company, L.P. and Celanese AG

Products

      Styrene. We have the fourth largest production capacity for styrene in North America. Our styrene unit is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 11% of total North American capacity. We sold approximately 51% of our styrene sales volumes pursuant to conversion and other long-term agreements during 2003. Approximately 37% of our styrene sales volumes were exported in 2003, principally to Asia and Mexico.

      Acrylonitrile. We have the third largest production capacity for acrylonitrile in North America. Our acrylonitrile unit has a rated annual production capacity of approximately 740 million pounds, which represents approximately 19% of total North American capacity. Due to the startup of new acrylonitrile plants in the U.S. and Taiwan, a general slowdown of U.S. and world economies, along with higher raw material and energy costs, acrylonitrile prices and margins weakened significantly in fiscal 2001. As a result, we rescheduled maintenance turnaround work on our acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that led to rescheduling of the maintenance work persisted beyond the completion of the work and we elected to postpone restarting our acrylonitrile facilities and the sodium cyanide and DSIDA production units, which are dependent on our acrylonitrile facilities for feedstocks. In June 2003, we began the process of restarting our acrylonitrile facility, which we completed in August 2003. Also, in June 2003, we entered into an acrylonitrile expanded relationship agreement with BP Chemicals. Our acrylonitrile relationship with BP Chemicals is governed by a variety of documents, including a Production Agreement, under which BP Chemicals has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity, and a Joint Venture Agreement, pursuant to which we and BP Chemicals formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties’ respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. Under the Production Agreement, BP Chemicals furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase, and reimburses us for a specified portion of our fixed costs related to acrylonitrile production irrespective of whether BP Chemicals purchases any acrylonitrile under the Production Agreement. Under the acrylonitrile expanded relationship agreement, BP Chemicals’ right to purchase acrylonitrile from us under the Production Agreement was significantly increased and the Joint Venture Agreement was modified in a manner that, together with the modifications to the Production Agreement, is intended to provide us with the ability to operate our acrylonitrile facility at optimal three-reactor rates throughout the acrylonitrile market cycles. On January 17, 2004, we shut down our acrylonitrile plant (unrelated to our planned styrene turnaround taken at the same time) due to a propylene shortage and took the opportunity to perform maintenance work to correct plant problems that were causing excessive propylene and ammonia use. Adequate propylene supply was secured in early March to restart the plant. The propylene market is expected to come into balance in the second quarter of 2004, resulting in adequate propylene availability for the remainder of 2004.

      Acetic Acid. We have the second largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately one billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term contract that expires in 2016.

      Plasticizers. Our rated annual production capacity of plasticizers is approximately 280 million pounds. Under our long-term agreement with BASF Corporation (“BASF”), which expires in 2007, we sell all of our plasticizers production to BASF. For a further explanation of this agreement, please refer to “Plasticizers-BASF” under “Contracts”, in Item 1 of Part I.

      Sodium Cyanide. Pursuant to a long-term arrangement, we operate a sodium cyanide unit at our Texas City facility, which is owned by DuPont. The rated annual production capacity of this unit is approximately 85 million pounds. The sodium cyanide unit uses hydrogen cyanide by-product from our acrylonitrile facility as a raw material. During the second quarter of fiscal 2001, the sodium cyanide unit was shut down due to the unavailability of hydrogen cyanide resulting from the shutdown of our acrylonitrile unit. In July 2003, we entered into a new sodium cyanide supply agreement with DuPont and restarted the sodium cyanide unit in August 2003.

      DSIDA. In December 2001, we began operating a DSIDA plant at our Texas City facility that is owned by Monsanto. DSIDA is an essential intermediate in the production of Monsanto’s Roundup®, a glyphosate-based herbicide. The rated annual production capacity of the DSIDA plant is approximately 80 million pounds. Under long-term arrangements with Monsanto, we operate the DSIDA plant on behalf of Monsanto and supply hydrogen cyanide by-product from our acrylonitrile facility as a raw material. During the second quarter of fiscal 2001, the DSIDA unit was shut down due to unavailability of hydrogen cyanide resulting from the shutdown of our acrylonitrile unit. At the time we emerged from bankruptcy in December 2002, we were involved in litigation with Monsanto regarding the assumption of the contracts governing the production of DSIDA and related cure costs. On December 12, 2003, we settled these disputes with Monsanto and, under the settlement, Monsanto agreed to extend our business relationship and restart the DSIDA unit by mid-2007. Monsanto also has the option of restarting the DSIDA unit prior to that time.

      Methanol. We own a methanol unit with a rated annual production capacity of approximately 150 million gallons. On June 29, 2000, we, in conjunction with BP Chemicals, announced a multi-year contract with Methanex Corporation (“Methanex”) for the purchase of our respective methanol requirements from Methanex. At that time, we granted Methanex exclusive rights to acquire the output of our methanol plant, which we continue to own. Under this agreement, Methanex chose to discontinue production at our methanol plant on July 1, 2000. The initial term of these agreements expired on December 31, 2003, and Methanex elected not to renew these agreements. We are currently analyzing various alternatives for our methanol plant, but we do not believe that this unit will ever be restarted.

Sales and Marketing

      We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We compete on the basis of product price, quality and deliverability. We sell our petrochemicals products pursuant to:

•	multi-year contracts;

•	conversion agreements and

•	spot transactions in both the domestic and export markets.

Prices for our products are determined by global market factors that are largely beyond our control and, except with respect to a number of our multi-year contracts, we generally sell these products at prevailing market prices. From time to time, we may resell raw materials we purchased from others, purchase styrene or acrylonitrile for resale or sell ethylbenzene that we have produced from our own purchased benzene and ethylene or from customer supplied materials.

      We have long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and DSIDA, each to one customer. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These agreements are intended to:

•	optimize capacity utilization rates;

•	lower our selling, general and administrative expenses;

•	reduce our working capital requirements;

•	insulate our operations, to some extent, from the effects of declining markets and changes in raw materials prices and

•	in some cases, gain access to certain improvements in manufacturing process technology.

We also market a significant portion of our volumes of petrochemicals and generate a significant portion of our revenues under our conversion agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our conversion agreements are designed to insulate us to some extent from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our petrochemicals products are sold by our direct sales force, sales agents or through ANEXCO, LLC, our marketing joint venture with BP Chemicals.

      For information regarding our export sales, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.

Contracts

      Our key multi-year contracts, which collectively accounted for 25% of our 2003 revenues, are described below. BP Chemicals accounted for approximately 16%, 10% and 12% of our revenues during 2003 and fiscal years 2002 and 2001, respectively. In 2003, an additional customer, “Customer B”, accounted for 12% of our total revenue. No other single customers accounted for more than 10% of our revenues in the last three fiscal years.

Acrylonitrile-BP Chemicals

      In 1988, we entered into a long-term Production Agreement with BP Chemicals under which BP Chemicals contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at our acrylonitrile facility. Under this agreement, BP Chemicals has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity. Under the Production Agreement, BP Chemicals furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase, and reimburses us for a specified portion of our fixed costs related to acrylonitrile production irrespective of whether BP Chemicals purchases any acrylonitrile under the Production Agreement. To protect BP Chemicals in the event we default under the Production Agreement, BP Chemicals has a first priority security interest in the third reactor and related equipment and in the first acrylonitrile produced in our three reactor units to the extent BP Chemicals is entitled to purchase acrylonitrile under the Production Agreement. The Production Agreement was amended and restated in April 1998 to, among other things, encourage increased manufacturing and technical cooperation, and was again amended in June 2003 as a part of our acrylonitrile expanded relationship agreement with BP Chemicals discussed below. We have incorporated certain technological improvements into two of our acrylonitrile reactors under a separate license agreement with an affiliate of BP Chemicals. We have the right to incorporate these and any future improvements into our remaining acrylonitrile reactor.

      In order to enhance the marketing of our acrylonitrile, in March 1998 we entered into a Joint Venture Agreement with BP Chemicals, pursuant to which we formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties’ respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union.

      In June 2003, we entered into an acrylonitrile expanded relationship agreement with BP Chemicals. Under this agreement, BP Chemicals’ right to purchase acrylonitrile from us under the Production Agreement was significantly increased and the Joint Venture Agreement was modified in a manner that, together with the modifications to the Production Agreement, is intended to provide us with the ability to operate our acrylonitrile facility at optimal three-reactor rates throughout the acrylonitrile market cycles.

Acetic Acid-BP Chemicals

      In 1986, we entered into a long-term acetic acid production agreement with BP Chemicals, which has since been amended, pursuant to which BP Chemicals has the exclusive right to purchase all of our acetic acid production until August 2016. Under the acetic acid production agreement, BP Chemicals is obligated to make certain monthly payments to us until August 2006 and reimburse us for our operating costs. We are also entitled to receive a portion of the profits earned by BP Chemicals from the sale of the acetic acid we produce.

Plasticizers-BASF

      Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that expires at the end of 2007. Under the product sales agreement, BASF provides us with some of the required raw materials and markets the plasticizers we produce. BASF is obligated to make certain quarterly payments to us and to reimburse us monthly for actual production costs. In addition, we share in the profits and losses realized by BASF in connection with the plasticizers we produce. In January 2004, BASF purchased the plasticizers business of Sunoco conducted in Pasadena, Texas. We are currently evaluating the impact that this acquisition will have on our plasticizers relationship with BASF and are exploring various alternatives that may be available to us related to our plasticizer operations. Under certain circumstances, the BASF-Sunoco transaction could have negative effects under our product sales agreement with BASF. However, we do not believe that any such negative effects would have a material impact on our business, financial position, results of operations or cash flows.

Raw Materials for Products and Energy Resources

      For most of our products, the cost of raw materials and energy resources is far greater than all other production costs combined. As a result, an adequate supply of raw materials and utilities at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities, which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy, there can be no assurance that we will be able to do so at acceptable prices or payment terms. See “Certain Known Events, Trends, Uncertainties and Risk Factors” included in Item 7 of Part II of this Form 10-K.

      Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals and prices for each can fluctuate widely due to significant changes in the availability of these products. We have multi-year arrangements with several major ethylene and benzene suppliers that provide a significant percentage of our estimated requirements for purchased ethylene and benzene at generally prevailing and competitive market prices. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene or benzene necessary to fulfill our conversion obligations. If various customers for whom we manufacture styrene under conversion agreements were to cease furnishing their own raw materials, our requirements for purchased benzene and ethylene could significantly increase.

      Acrylonitrile. We produce acrylonitrile by reacting propylene and ammonia. Propylene and ammonia are both commodity chemicals and prices for each can fluctuate widely due to significant changes in the availability of these products. Under our conversion agreement with BP Chemicals, BP Chemicals furnishes us with the propylene or ammonia necessary to fulfill our conversion obligations. We purchase the rest of the propylene and ammonia we need for acrylonitrile production. If BP Chemicals were to cease furnishing its own raw materials, our requirements for purchased propylene and ammonia could significantly increase. During the extended shutdown of our acrylonitrile unit from February 2001 through June 2003, all of our propylene contracts expired and were not renewed. We currently purchase propylene on the spot market along with receiving propylene from BP Chemicals under our conversion agreement. Recently, the availability of propylene on the spot market has been limited, resulting in operating rate reductions during the first quarter of 2004. On January 17, 2004, we shut down our acrylonitrile plant (unrelated to our planned styrene turnaround taken at the same time) due to a propylene shortage and took the opportunity to perform maintenance work to correct plant problems that were causing excessive propylene and ammonia use. Adequate propylene supply was secured in early March to restart the plant. The propylene market is expected to come into balance in the second quarter of 2004, resulting in adequate propylene availability for the remainder of 2004.

      Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair supplies us with all of the carbon monoxide we require for the production of acetic acid from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City facility. Additionally, under the previously discussed multi-year agreements with Methanex, we purchased all of our methanol requirements from Methanex until December 31, 2003. At this time, we are purchasing our methanol requirements directly from BP Chemicals.

      Plasticizers. The primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under our long-term conversion agreement, and carbon monoxide and hydrogen, which are supplied by Praxair.

      Sodium Cyanide. Sodium cyanide is manufactured using hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process.

      DSIDA. DSIDA is manufactured using hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process.

Technology and Licensing

      In 1986, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of our Texas City facility from Monsanto. We use these licenses in the production of styrene, acrylonitrile, methanol, acetic acid and plasticizers.

      BP Chemicals Ltd. (“BPCL”) granted us a non-exclusive, irrevocable and perpetual royalty-free license to use its acrylonitrile technology at our Texas City facility as part of the 1988 acrylonitrile expansion project. This license automatically terminates upon the termination of our acrylonitrile production agreement with BP Chemicals. However, such termination does not prevent the continued use of BP Chemicals’ catalyst and technology, or prevent the continued production of acrylonitrile at our Texas City plant. We have agreed with BPCL to cross-license any technology or improvements relating to the manufacture of acrylonitrile at our Texas City facility.

      During 1991, BPCL purchased the acetic acid technology from Monsanto, subject to existing licenses. Under an Acetic Acid Technology Agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement.

      Although we do not engage in alternative process research with respect to our Texas City facility, we do monitor new technology developments and, when we believe it is necessary, we typically seek to obtain licenses for process improvements.

Competition

      The industries in which we operate are highly competitive. Many of our competitors, particularly in the petrochemicals industry, are larger and have substantially greater financial resources than we have. Among our competitors are some of the world’s largest chemical companies that, in contrast to us, have their own raw materials resources. In addition, a significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. You can find a list of our principal competitors in the “Product Summary” table above.

      Historically, profitability of the petrochemicals industry has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. Our businesses are impacted by changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions, either in the United States or worldwide, tend to reduce demand and profit margins for our products.

      Export and domestic markets can be affected significantly by import laws and regulations. During 2003, our export sales were approximately 38% of our total revenues. It is not possible to predict accurately how changes in raw materials costs, market conditions or other factors will affect future sales volumes, prices and margins for our products.

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

      We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in the Responsible Care® initiatives as a part of our membership in several trade groups, which are partner associations in the American Chemistry Council in the United States. Notwithstanding our efforts and beliefs, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

      Our operating expenditures for environmental matters, mostly waste management and compliance of our continuing operations, were approximately $26 million in 2003 and approximately $25 million for fiscal 2002. We also spent approximately $3 million for environmentally related capital projects in 2003 and approximately $1 million for these types of capital projects in fiscal 2002. In 2004, we anticipate spending approximately $9 million for capital projects related to waste management, incident prevention and environmental compliance. This increase is primarily attributable to capital projects associated with reductions of nitrogen oxide emissions mandated by the Texas Commission for Environmental Quality (which we refer to as the TCEQ) under the State Implementation Plan (“SIP”) for compliance with the ozone provisions of the Clean Air Act discussed below. We do not expect to make any capital expenditures in 2004 related to remediation of environmental conditions.

      In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred, and may continue to incur, liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but can give no assurances that all potential liabilities arising out of our past or present operations have been identified or fully assessed, or that the amount necessary to investigate and remediate such conditions will not be significant to us. It is our policy to make safety, environmental and replacement capital expenditures a priority in order to ensure adequate safety and compliance at all times. In the event we should not have available to us, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that we cease operations at the affected facility to avoid exposing our employees and contract workers, the surrounding community or environment to potential harm.

      Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The TCEQ has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time. On December 13, 2002, the TCEQ adopted a revised SIP for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the EPA, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by approximately 80% by the end of 2007. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and imposes a site-wide cap on emissions of HRVOCs in 2006. We believe that we would need to make between $20 million and $25 million in capital improvements in order to comply with all of these new regulations. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over a four-year period beginning January 1, 2004. Under certain of our production agreements, we would be able to recover a small portion of these costs from them. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, more than offset the initial capital expenditures. However, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods would reduce the net amount of capital expenditures required to be made by a meaningful amount.

      To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.

Employees

      As of December 31, 2003, we had approximately 430 employees. Approximately 42% of our employees are covered by a collective bargaining agreement with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas, which covers all hourly employees at our Texas City facility. The collective bargaining agreement is subject to renegotiation in April 2004. Although we believe our relationship with our employees is generally good, a strike by the union representing our employees could have a material adverse effect on our business.

Insurance

      We maintain full replacement value insurance coverage for property damage to our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on our business. We also maintain other insurance coverage for various risks associated with our business. There can be no assurance that we will not incur losses beyond the limits of, or outside the coverage of, our insurance. From time to time, various types of insurance for companies in the chemical industry have been very expensive or, in some cases, unavailable. There can be no assurance that in the future we will be able to maintain our existing coverage or that premiums will not increase substantially.

Access to Filings

      Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

Item 2.     Properties

      Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, there are facilities to produce seven petrochemicals at the Texas City, Texas site; styrene, acrylonitrile, acetic acid, plasticizers, methanol, sodium cyanide and DSIDA. We own all of the real property which comprises our Texas City facility and the styrene, acrylonitrile, acetic acid, plasticizers and methanol manufacturing units located at the site. The methanol unit is currently idled and is not likely to ever be restarted. DuPont and Monsanto own the sodium cyanide and DSIDA units, respectively, located at the site. These companies built these units on land leased from us, and we operate these units on their behalf. The DSIDA unit is not currently in operation, but Monsanto has committed to restart the DSIDA unit by mid-2007 and has the option to restart the unit prior to that time. At the site, we have facilities to load our products in trucks, railcars, barges and ocean-going vessels for shipment to customers throughout the world. The site offers room for future expansion and includes a greenbelt around the northern edge of the plant site. We have also leased portions of the site to Praxair and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We also own approximately 167 rail cars in connection with our petrochemicals business.

      We lease our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas.

      We believe our properties and equipment are sufficient to conduct our business.

Item 3.     Legal Proceedings

      As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors’ estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization or negotiated settlements.

      A few issues remain outstanding before the Bankruptcy Court related to the allowability and classification of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

      Ethylbenzene Release. A description of this release can be found under “Legal Proceedings” in Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K. The lawsuit listed below, which involves only one plaintiff, is the only remaining lawsuit related to this release. This lawsuit seeks damages for personal injury:

•	Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas.

We have settled the Olivia Ellis case and have obtained approval of the settlement from the Bankruptcy Court. This settlement did not have a material impact on our financial statements. A Motion to Dismiss will be filed on behalf of the one remaining plaintiff and is expected to be approved by the judge in that case in the near future. To the extent that the lawsuit seeks a recovery from assets of the Debtors’ estates, the claim has been addressed in the Chapter 11 cases and will be paid only pursuant to the terms of the Plan of Reorganization or a negotiated settlement.

      Other Claims. We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the discharge injunction provided for in the Plan of Reorganization, and recoveries sought thereon from assets of the Debtors are subject to the terms of the Plan of Reorganization.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. See “Business — Bankruptcy Reorganization.” Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling’s common stock to the holders of Holdings’ 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, the Investor paid $30 million for certain shares of Reorganized Sterling’s Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling at the effectiveness of the Plan of Reorganization in exchange for 2,175,000 shares of Reorganized Sterling’s common stock pursuant to a rights offering made available to the Debtors’ unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings) received pro rata shares of 11.7% of Reorganized Sterling’s common stock (on a fully diluted basis as of such date, assuming the conversion of all shares of Reorganized Sterling’s Series A Convertible Preferred Stock into shares of Reorganized Sterling’s common stock) and warrants to acquire 949,367 shares of Reorganized Sterling’s common stock at an exercise price of $52 per share (subject to adjustment).

      Our common stock, par value $.01 per share, began trading on the Over-the-Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. in January 2003 under the symbol “SCHI.” There was previously no established public trading market for our common stock. The following table sets forth quarterly high and low sales prices of our common stock reported on the OTC Electronic Bulletin Board for each full quarterly period during the fiscal year ended December 31, 2003:

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

High	$40.01	$23.00	$17.00	$25.50
Low	$22.00	$15.00	$14.00	$15.25

      The last reported sale price per share of our common stock as reported on the OTC Electronic Bulletin Board on March 5, 2004 was $26.00. As of March 5, 2004, there were 330 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.

Dividend Policy

      We did not declare or pay any cash dividends with respect to our common stock during fiscal 2003. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, we cannot pay dividends on our shares of common stock under the Indenture for our New Notes or the New Revolver. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under then existing debt instruments and other factors deemed relevant by our Board of Directors.

Item 6.	Selected Financial Data

      The following table sets forth selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included in Item 8 of this Form 10-K. Prior to December 6, 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Holdings and, accordingly, per share data prior to December 19, 2002 is not presented.

	Reorganized Sterling		Predecessor Sterling

	Year ended	December 20 to	October 1 to	Fiscal Year Ended September 30,
	December 31,	December 31,	December 19,
	2003	2002	2002	2002	2001	2000	1999

			(Dollars in Thousands, Except Per Share Data)
Operating Data:
Revenues	$590,723	$12,572	$98,888	$381,801	$468,738	$797,756	$464,247
Gross profit (loss)	983	(29)	300	27,646	(52,639)	97,504	(4,042)
Net income (loss) from continuing operations(1)	(13,223)	(1,544)	223,974	(52,616)	(135,640)	14,891	(86,593)
Income (loss) from discontinued operations(2)	(976)	—	194,637	16,630	(46,070)	(78,738)	(8,129)
Per Share Data:
Net income (loss) attributable to common stockholders	(6.84)	(0.61)	—	—	—	—	—
Net income (loss) from continuing operations attributable to common stockholders	(6.49)	(0.61)	—	—	—	—	—
Cash dividends	—	—	—	—	—	—	—
Balance Sheet Data:
Working capital(3)	$118,165	$129,413	$132,058	$122,178	$179,082	$(96,760)	$6,733
Total assets	550,503	547,170	546,014	489,648	511,850	677,143	752,106
Long-term debt (excluding current maturities)(4)	100,579	94,275	94,275	—	42,270	438,910	465,084
Stockholders’ equity (deficiency in assets)	189,436	209,011	210,725	(611,477)	(563,582)	(377,790)	(309,590)

(1)	The period October 1, 2002 to December 19, 2002 includes a net gain on disposal of $188.9 million. During fiscal 2002, we recorded $56.8 million of deferred tax expense to reflect a full valuation allowance on our U.S. deferred tax assets. During fiscal 2000, we recorded pre-tax charges of $2 million for costs associated with workforce reductions. During fiscal 1999, we recorded pre-tax charges of $4 million for costs associated with workforce reductions, a $6.8 million non-cash charge related to early retirement programs and benefit changes and a $26.4 million non-cash charge related to the write down of our methanol production assets.

(2)	Pursuant to the Plan of Reorganization, on December 19, 2002, the Debtors’ pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling’s consolidated balance sheet. During fiscal 2002, we recorded approximately $4.4 million in pre-tax charges related to the write down of our acrylic fibers production assets. During fiscal 2001, we recorded approximately $7.1 million in pre-tax charges in connection with the withdrawal from the traditional commodity textile business of our acrylic fibers operations, which consisted of $2 million in severance payments and a write-down of finished goods and stores inventory to their net realizable value. During fiscal 2000, we recorded a $60 million non-cash charge related to the write down of our acrylic fibers production assets.

(3)	Working capital at September 30, 2002 and 2001 excludes pre-petition liabilities. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(4)	Excludes long-term debt of $418.4 million and $295.0 million, classified as pre-petition liabilities — subject to compromise and pre-petition liabilities — not subject to compromise, respectively, on the Consolidated Balance Sheets at September 30, 2002 and 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In December 2002, we changed our fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2003. In this Form 10-K, “fiscal 2002” and “fiscal 2001” refer to the fiscal years ended September 30, 2002 and September 30, 2001, respectively, and the “Transition Period” refers to the three-month period from October 1, 2002 through December 31, 2002, which includes the results of Predecessor Sterling from October 1, 2002 through December 19, 2002 and the results of Reorganized Sterling from December 20, 2002 through December 31, 2002. Also in this Form 10-K, “2003” and “fiscal 2003” refer to the 12-month period ended December 31, 2003. The following discussion is intended to aid in understanding our historical financial position and results of operations for fiscal 2003, the Transition Period, fiscal 2002 and fiscal 2001, and should be read in conjunction with our financial statements appearing elsewhere in this report.

Overview

Business

      We were formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company (“Monsanto”). Our Texas City facility is located approximately 45 miles south of Houston on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, there are facilities to produce seven petrochemical products at the Texas City, Texas site; styrene, acrylonitrile, acetic acid, plasticizers, methanol, sodium cyanide and disodium iminodiacetic acid (“DSIDA”). We own the styrene, acrylonitrile, acetic acid, plasticizers and methanol manufacturing units located at the site. The methanol unit is currently idled and is not likely to ever be restarted. E.I. du Pont de Nemours and Company (“DuPont”) and Monsanto own the sodium cyanide and DSIDA units, respectively, located at the site. These companies built these units on land leased from us, and we operate these units on their behalf. Both of these units use hydrogen cyanide created as a by-product from our acrylonitrile operations to make other products. The DSIDA unit is not currently in operation, but Monsanto has committed to restart the DSIDA unit by mid-2007 and has the option to restart the unit prior to that time. At the site, we have facilities to load our products in trucks, railcars, barges and ocean-going vessels for shipment to customers throughout the world. We have also leased portions of the site to Praxair Hydrogen Supply, Inc. and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We lease the space for our principal offices, which are in Houston, Texas.

      We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We market a significant portion of our volumes of petrochemicals and generate a significant portion of our revenues under our conversion and long-term agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. Our conversion agreements are designed to insulate us to some extent from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These conversion agreements are intended to:

•	optimize capacity utilization rates;

•	lower our selling, general and administrative expenses;

•	reduce our working capital requirements;

•	insulate our operations to some extent from the effects of declining markets and changes in raw materials prices and

•	in some cases, gain access to certain improvements in manufacturing process technology.

From time to time, we may resell raw materials we purchased from others, purchase styrene or acrylonitrile for resale or sell ethylbenzene that we have produced from our own purchased benzene and ethylene or from customer supplied materials.

      While we manufacture a variety of petrochemicals, our financial performance is largely dependent on the performance of our styrene and acrylonitrile operations, with our styrene operations having the most influence on our results. Styrene and acrylonitrile are commodities and exhibit wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. Our other products, while also commodities, tend to produce fairly consistent results over time. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The markets for styrene and acrylonitrile roughly follow repetitive cycles and general trends in the supply and demand balance for these products may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. Since our inception, our business strategy has centered on an effort to take advantage of the high margins that can be realized during the “peaks” in the market cycles to generate significant amounts of net income, which we believe will provide us greater average returns over time. Consequently, a large portion of our styrene capacity is uncommitted and available for sale in the spot markets. In addition, some of our acrylonitrile capacity is uncommitted and available for sale in the spot markets, and additional acrylonitrile capacity is available for sale in the spot markets through ANEXCO, LLC, our marketing joint venture with BP Amoco Chemical Company (“BP Chemicals”), successor by merger to BP Chemicals Inc. While having available uncommitted capacity can lead to dramatically improved financial performance during periods when the balance of supply and demand favors producers, it also causes negative market conditions to affect us more severely than most of our competitors in terms of sales volumes and margins.

      “Peaks” in the market cycles for styrene and acrylonitrile tend to occur after periods of moderate to high growth rates in the world’s economy, with the growth rate of the economy in Asia becoming increasingly more important, especially when such growth rates occur at a time when there has not been any significant increase in capacity for an extended period. Historically, the peaks in the market cycles for styrene and acrylonitrile have occurred every seven to ten years, with prolonged periods of depressed market conditions between the peaks. The last peaks in the styrene and acrylonitrile markets occurred in 1995, and most industry experts expect the next peaks to occur within the next three years, although it is impossible to predict whether a peak will occur during that time frame. Inevitably, favorable market conditions for our products prompt increases in supply. In most cases, increases in supply are achieved through the construction of new capacity or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply and cause available supply to greatly exceed demand for an extended period. Several of our competitors have announced their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame, although it is not uncommon for announced construction to be delayed or abandoned. If and when these new units are completed, we would anticipate more difficult market conditions until the additional supply is absorbed in the market.

      The financial performance of each of our products is primarily a function of sales prices, the cost of raw materials and energy and sales volumes. While changes in the prices for our products may be tracked through a variety of sources, a change in price does not necessarily result in a corresponding change in our financial performance. When the prices of our products increase or decrease, our overall financial performance may improve, decline or stay roughly the same depending upon the extent and direction of changes in our costs for raw materials and energy and our production rates. For most of our products, the combined cost of raw materials and energy resources is far greater than all other costs of production combined. We use significant amounts of natural gas as fuel in the production of our products, and the producers of most of our raw materials use significant amounts of natural gas in their production. As a result, our production and raw materials costs increase or decrease based upon changes in the price for natural gas. Natural gas and most of our raw materials are commodities and, consequently, are subject to wide fluctuations in prices, which can, and often do, move independently of changes in the prices for our products. Prices for, and the availability of, natural gas and many of our raw materials are largely based on regional factors, which can result in wide disparities in prices in different parts of the world or shortages or unavailability in some regions at the same time when these products are plentiful in other parts of the world. Prices for styrene and acrylonitrile, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, changes in prices for natural gas and raw materials tend to impact margin on our sales rather than the price of our products, with margins increasing when natural gas and raw materials costs decline and vice versa. In addition, many producers in other parts of the world use oil-based processes rather than natural gas-based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can either increase or decrease our competitiveness depending on their relative values at any particular point in time. Sales volumes influence our overall financial performance in a variety of ways. As a general rule, increases in sales volumes will result in an increase in overall revenues and vice versa, although this is not necessarily the case since the prices for some of our products can change dramatically from month-to-month. More importantly, changes in production rates impact the average cost per pound of the products produced. If more pounds are produced, our fixed costs are spread over a greater number of pounds resulting in a lower average cost to produce each pound. In addition, our production rates influence the overall efficiency of our manufacturing unit and the yields we receive from our raw materials.

      From 1994 through 1996, strong demand growth and high utilization rates for styrene prevailed, which prompted several major producers to announce new capacity increases in 1997 and 1998, particularly in the Far East. At the time this new capacity was announced, there was also a general slowdown in the economic growth rate in the Far East and significantly reduced demand growth for styrene, prompting many styrene customers to begin utilizing their available inventories and reduce purchases of additional product. As a result, our average styrene prices declined from fiscal 1997 through fiscal 1999. During 2000, styrene prices and margins increased significantly from levels experienced in 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins hit their highest level in April 2000 and then decreased over the second half of 2000. During 2001, U.S. and world economies experienced a general slowdown, which negatively impacted demand for most petrochemicals, including styrene. Raw material and energy costs spiked upward during the first half of 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion for most of their products. Due to these conditions, we and many other U.S. Gulf Coast petrochemicals producers reduced production levels. During the second half of fiscal 2001, raw material and energy costs began to moderate, although demand remained weak due to the continued economic slowdown.

      Demand for styrene, relative to supply, increased late in the second quarter of fiscal 2002 due to a variety of factors, including economic improvements in the United States manufacturing sector, global restocking of low inventory levels and styrene plant shutdowns attributable to scheduled maintenance and operating problems at several of our competitors. Margins on our spot sales of styrene turned positive in February 2002 and continued positive during the remainder of fiscal 2002. During the first half of 2003, styrene demand and margins on our styrene sales were depressed due to high energy and raw materials costs and uncertainties associated with the war with Iraq. Energy and raw materials costs declined during the second half of 2003 compared to the first half of 2003 and, coupled with improved economic conditions in the United States and the rest of the world, resulted in improved margins on our styrene sales. However, toward the end of 2003, energy and raw materials costs began to increase, again resulting in downward pressure on styrene margins as the year ended. We cannot predict future increases or decreases in styrene prices or margins with any substantial degree of certainty.

      Markets for acrylonitrile exhibit similar characteristics to those of styrene in terms of capacity utilization, selling prices and profit margins. In addition, as more than 50% of domestic acrylonitrile production is sold in the export market, demand is significantly impacted by customers in China, who in 2003 purchased 840 million pounds of acrylonitrile, 4.29 billion pounds of ABS/ SAN resin (equivalent to approximately one billion pounds of acrylonitrile) and slightly more than 1 billion pounds of acrylic fiber (equivalent to approximately one billion pounds of acrylonitrile) from producers outside of China, greatly surpassing the aggregate amount of acrylonitrile exported globally from the United States. Demand for acrylonitrile grew steadily in the early 1990’s in China, India, Taiwan, Thailand and Turkey and, during 1995 to 1996, concerns about availability of product and raw materials costs resulted in high prices and profit margins, which in turn prompted many producers to add incremental acrylonitrile capacity, and two Asian acrylonitrile consumers to build acrylonitrile plants to meet their captive demand. Increased acrylonitrile production capacity, combined with weak demand for acrylonitrile and its derivatives caused by the economic crisis in Asia in the late 1990’s, resulted in significantly depressed acrylonitrile prices and profit margins. Beginning in early fiscal 2000, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several producers and generally low inventory levels. Due to the startup of new acrylonitrile plants in the United States and Taiwan and a general slowdown of United States and world economies, along with higher raw materials and energy costs, acrylonitrile prices and profit margins weakened significantly in fiscal 2001. As a result, we rescheduled maintenance turnaround work on our acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that led to rescheduling of the maintenance work persisted beyond the completion of the work and we elected to postpone restarting our acrylonitrile facilities and the sodium cyanide and DSIDA production units, which are dependent on our acrylonitrile facilities for feedstocks. In June 2003, we began the process of restarting our acrylonitrile facility and, in August 2003, we completed the restart of our acrylonitrile facility and restarted DuPont’s sodium cyanide facility. At the time we emerged from bankruptcy in December 2002, we were involved in litigation with Monsanto regarding the assumption of the contracts governing the production of DSIDA and related cure costs. On December 12, 2003, we settled these disputes with Monsanto and, under the settlement, Monsanto agreed to extend our business relationship and restart the DSIDA unit by mid-2007. Monsanto also has the option of restarting the DSIDA unit prior to that time.

      In June 2003, we also entered into an acrylonitrile expanded relationship agreement with BP Chemicals. Our acrylonitrile relationship with BP Chemicals is governed by a variety of documents, including a Production Agreement, under which BP Chemicals has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity, and a Joint Venture Agreement, pursuant to which we and BP Chemicals formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties’ respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. Under the Production Agreement, BP Chemicals furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase, and reimburses us for a specified portion of our fixed costs related to acrylonitrile production irrespective of whether BP Chemicals purchases any acrylonitrile under the Production Agreement. Under the acrylonitrile expanded relationship agreement, BP Chemicals’ right to purchase acrylonitrile from us under the Production Agreement was significantly increased and the Joint Venture Agreement was modified in a manner that, together with the modifications to the Production Agreement, is intended to provide us with the ability to operate our acrylonitrile facility at optimal three-reactor rates throughout the acrylonitrile market cycles. On January 17, 2004, we shut down our acrylonitrile plant (unrelated to our planned styrene turnaround taken at the same time) due to a propylene shortage and took the opportunity to perform maintenance work to correct plant problems that were causing excessive propylene and ammonia use. Adequate propylene supply was secured in early

March to restart the plant. The propylene market is expected to come into balance in the second quarter of 2004, resulting in adequate propylene availability for the remainder of 2004.

Bankruptcy Reorganization

      On July 16, 2001 (the “Petition Date”), Sterling Chemicals Holdings, Inc. (“Holdings”), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a proposed plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code, and the accompanying consolidated financial statements for this period have been presented in conformity with Statement of Position 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code” (“SOP 90-7”) of the American Institute of Certified Public Accountants (“AICPA”). SOP 90-7 requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors. For financial reporting purposes, the “Effective Date” of the Plan of Reorganization is considered to have been the close of business on December 19, 2002. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting (see Note 3 of the Notes to Consolidated Financial Statements included in Item 8), we refer to ourselves as, and our financial results have been separately presented under the heading, “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002. Our financial statements for 2003 are not comparable to those of Predecessor Sterling for periods ended prior to January 1, 2003.

      The filing of the Chapter 11 petitions was driven by the Debtors’ inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused the Debtors’ export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets for our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling’s common stock to the holders of Holdings’ 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates’ managed funds and accounts (which we collectively refer to as the Investor), paid $30 million for certain shares of Reorganized Sterling’s Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling at the effectiveness of the Plan of Reorganization in exchange for 2,175,000 shares of Reorganized Sterling’s common stock pursuant to a rights offering made available to the Debtors’ unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings) received pro rata shares of 11.7% of Reorganized Sterling’s common stock (on a fully diluted basis as of such date, assuming the conversion of all shares of Reorganized Sterling’s Series A Convertible Preferred

Stock into shares of Reorganized Sterling’s common stock) and warrants to acquire 949,367 shares of Reorganized Sterling’s common stock at an exercise price of $52 per share (subject to adjustment).

      Pursuant to the Plan of Reorganization, on December 19, 2002 the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. (“Superior Propane”) for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. We have reported the operating results of these businesses as discontinued operations in the condensed consolidated statements of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling’s condensed consolidated balance sheet. Approximately $80 million of the net proceeds from the sale of the Debtors’ pulp chemicals business remained with Reorganized Sterling, which continues to own and operate the Debtors’ core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes (the “12 3/8% Notes”), who also received approximately $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the “New Notes”) in satisfaction of their claims. In addition, on December 19, 2002, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the “New Revolver”). As of December 31, 2003, we had not borrowed any money under the New Revolver, although we had approximately $1.8 million in letters of credit outstanding.

Fresh-Start Accounting

      Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of SOP 90-7 and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued pursuant to the Plan of Reorganization. In connection with the Plan of Reorganization, our financial advisor, Greenhill & Co., LLC (“Greenhill”) prepared a valuation of our business. In preparing its valuation, Greenhill considered a number of factors, including valuations by other parties and the application of various valuation methods, including discounted cash flow analysis, comparable company analysis and precedent transaction analysis. Based on Greenhill’s valuation, the estimated reorganization value was allocated as follows (Dollars in Thousands):

Long-term debt	$94,275
Redeemable preferred stock	30,000
Stockholders’ equity	210,725

Total	$335,000

Results of Operations

      The following table sets forth revenues, gross profit (loss), operating income (loss) from continuing operations and net income (loss) from continuing operations for 2003, the Transition Period, fiscal 2002 and fiscal 2001. Information for the three months ended December 31, 2001 is also presented for comparative purposes to the Transition Period.

	Reorganized Sterling		Predecessor Sterling

				Three Months	Fiscal Year	Fiscal Year
	Year ended	December 20 to	October 1 to	Ended	Ended	Ended
	December 31,	December 31,	December 19,	December 31,	September 30,	September 30,
	2003	2002	2002	2001	2002	2001

			(Dollars in Thousands)
Revenues:	$590,723	$12,572	$98,888	$63,355	$381,801	$468,738
Gross profit (loss):	983	(29)	300	(4,210)	27,646	(52,639)
Operating income (loss) from continuing operations:	(11,378)	(2,017)	(3,140)	(12,189)	14,596	(69,760)
Net income (loss) from continuing operations:	(13,223)	(1,544)	223,974	(23,090)	(52,616)	(135,640)

Comparison of Fiscal 2003 to Fiscal 2002

Revenues, Gross Profit (Loss) and Net Income (Loss) from continuing operations

      Our revenues were $591 million in 2003, an increase of 55% from the $382 million in revenues recorded by Predecessor Sterling in fiscal 2002. This increase in revenues resulted primarily from an increase in styrene sales prices and a significant increase in the amount of acrylonitrile sales following the resumption of the production of acrylonitrile in 2003. We recorded a net loss from continuing operations of $13 million for 2003, compared to a net loss of $53 million recorded by Predecessor Sterling for fiscal 2002. This decrease in net loss from continuing operations was primarily due to lower interest costs and the absence of reorganization costs following our emergence from bankruptcy in December 2002, partially offset by lower gross profit during 2003 compared to fiscal 2002.

      Revenues from our styrene operations were $409 million in 2003, an increase of 49% from the $274 million in revenues recorded by Predecessor Sterling in fiscal 2002. Direct sales prices for styrene in 2003 increased 26% from those realized during fiscal 2002. Spot prices for styrene, a component of our direct sales prices, ranged from $0.26 to $0.37 per pound during 2003, compared to $0.17 to $0.35 per pound during fiscal 2002. However, our total sales volumes for styrene in 2003 were roughly equivalent to Predecessor Sterling’s total sales volumes for styrene during fiscal 2002. During 2003, prices for benzene, one of the primary raw materials for styrene, were 38% higher than the prices paid by Predecessor Sterling for benzene in fiscal 2002, and prices for ethylene, the other primary raw material for styrene, were 24% higher than the prices paid by Predecessor Sterling for ethylene in fiscal 2002. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 79% during 2003 compared to average natural gas costs during fiscal 2002. These factors contributed to a reduction in gross profit from our styrene operations in 2003 compared to fiscal 2002.

      We restarted our acrylonitrile unit during 2003. Revenues from our acrylonitrile operations were $59 million in 2003, compared to $7 million in revenues from acrylonitrile operations recorded by Predecessor Sterling during fiscal 2002. Direct sales prices for acrylonitrile in 2003 increased 21% from those realized in fiscal 2002.

      Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $123 million in 2003, an increase of 22% from the $101 million in revenues recorded by Predecessor Sterling from these operations during fiscal 2002. This increase was largely due to an increase in our acetic acid and methanol revenues in 2003 compared to fiscal 2002.

Other Expense (Income)

      We recorded other income of $4 million in 2003 compared to $2 million of other income generated by Predecessor Sterling in fiscal 2002. This increase was primarily due to a $3.7 million sales tax refund we received from the State of Texas in the first quarter of 2003.

Reorganization Items

      As we emerged from bankruptcy in December 2002, we did not incur any reorganization items during 2003. Items that we previously recorded as reorganization items were included as Selling, General and Administrative Expenses during 2003. Reorganization items incurred by Predecessor Sterling during fiscal 2002 were $17 million. These costs were primarily for professional fees incurred after our filing for reorganization under Chapter 11.

Interest and Debt Related Expenses, Net of Interest Income

      We recorded total interest and debt related expense, net of interest income, of $10 million in 2003, which was substantially lower than the $50 million in total interest and debt related expense recorded by Predecessor Sterling in fiscal 2002. This substantial decrease was primarily due to the cancellation of our pre-existing senior secured debt of $295 million, which carried an interest rate of 12 3/8%. The senior secured debt, along with our other pre-existing debt, was cancelled upon our emergence from bankruptcy in December 2002. In 2003, our interest expense was primarily generated by the New Notes, which had an initial principal amount of $94 million and carry an interest rate of 10%.

Provision (Benefit) for Income Taxes

      Our benefit for income taxes was $8 million in 2003, compared to a provision for income taxes of $0.1 million recorded by Predecessor Sterling in fiscal 2002. In 2003, we recorded a benefit for the net operating losses we generated during 2003, whereas Predecessor Sterling recorded a full valuation allowance for net operating losses generated in fiscal 2002.

Comparison of Fiscal 2002 to Fiscal 2001

Revenues, Gross Profit (Loss) and Net Income (Loss) from continuing operations

      Our revenues were $382 million in fiscal 2002, a decrease of 19% from the $469 million in revenues we recorded in fiscal 2001. This decrease in revenues resulted primarily from lower acrylonitrile sales volumes. We recorded a net loss from continuing operations of $53 million for fiscal 2002, compared to a net loss of $136 million for fiscal 2001. This decrease in net loss from continuing operations was primarily due to improved styrene gross profit and lower interest costs, as we did not accrue interest on our unsecured and undersecured funded indebtedness as it is generally disallowed by the Bankruptcy Code. This was partially offset by an increase in reorganization items recorded during fiscal 2002 compared to fiscal 2001.

      Revenues from our styrene operations were $274 million in fiscal 2002, an increase of 7% from the $257 million in revenues from these operations during fiscal 2001. Sales prices for styrene during fiscal 2002 decreased 4% from those realized during fiscal 2001. Spot prices for styrene, a component of our direct sales prices, ranged from $0.17 to $0.35 per pound during fiscal 2002, compared to $0.18 to $0.31 per pound during fiscal 2001. However, our total sales volumes for styrene in fiscal 2002 increased 8% from those realized during fiscal 2001. The increase in styrene sales volumes, combined with decreases in raw material and energy costs, resulted in a significant increase in gross margin realized in fiscal 2002 compared to fiscal 2001. During fiscal 2002, prices for benzene, one of the primary raw materials for styrene, were 4% lower than the prices we paid for benzene in fiscal 2001 and prices for ethylene, the other primary raw material for styrene, were 28% lower than the prices we paid for ethylene in fiscal 2001. Average costs for natural gas, another major component in the cost of manufacturing styrene, decreased 42% during fiscal 2002 compared to average costs during fiscal 2001.

      Revenues from our acrylonitrile and derivatives operations were $7 million in fiscal 2002, a decrease of 92% from the $87 million in revenues from these operations in fiscal 2001. Total sales volumes of our acrylonitrile decreased 90% in fiscal 2002 compared to fiscal 2001 due to our continued shutdown of our acrylonitrile facility during fiscal 2002 due to unfavorable market conditions. We did not purchase propylene and ammonia, the primary raw materials for acrylonitrile, in fiscal 2002 due to the continued shutdown.

      Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $101 million in fiscal 2002, a decrease of 19% from the $124 million in revenues from these operations during fiscal 2001. Our other petrochemicals operations reported an increase in operating earnings for fiscal 2002 compared to those realized during fiscal 2001.

Other Expense (Income)

      We generated other income of $2 million in fiscal 2002 due to an adjustment of a liability related to certain employee retirement benefit obligations, compared to the $3 million of other expense incurred in fiscal 2001 which was primarily for professional fees incurred in preparation of our filing for reorganization under Chapter 11.

Reorganization Items

      Reorganization items incurred during fiscal 2002 were $17 million compared to $5 million incurred during fiscal 2001. These costs were primarily for professional fees incurred after our filing for reorganization under Chapter 11.

Interest and Debt Related Expenses, Net of Interest Income

      Interest and debt related expenses, net of interest income, were $50 million in fiscal 2002 compared to $61 million in fiscal 2001. This reduction was due to the fact that, after our Chapter 11 filings, interest on liabilities subject to compromise was not accrued. The contractual interest expense not accrued during fiscal 2002 and fiscal 2001, due to our Chapter 11 filings, was $26 million and $6 million, respectively.

Comparison of the Three Months Ended December 31, 2002 to the Three Months Ended December 31, 2001

      For the three months ended December 31, 2002, the financial data presented below combines the period from December 20, 2002 to December 31, 2002, representing Reorganized Sterling, with the period October 1, 2002 to December 19, 2002, representing Predecessor Sterling.

Revenues, Operating Income (Loss) and Net Income (Loss) from continuing operations

      Our revenues were $112 million for the three months ended December 31, 2002 (the “2002 Quarter”), compared to Predecessor Sterling’s $63 million in revenues during the three months ended December 31, 2001 (the “2001 Quarter”). This increase in revenues resulted primarily from an increase in styrene sales prices and sales volumes due to improved market conditions. We recorded net income attributable to common stockholders of $417 million for the 2002 Quarter, compared to the net loss attributable to common stockholders of $15 million that Predecessor Sterling recorded for the 2001 Quarter. This increase in net income was primarily due to transactions related to the Plan of Reorganization, which included a gain on debt restructuring of $458 million and fresh-start adjustments of $203 million.

      Revenues from our styrene operations were $83 million for the 2002 Quarter, an increase of 118% from Predecessor Sterling’s $38 million in revenues from those operations in the 2001 Quarter. Our total sales volumes for styrene for the 2002 Quarter increased 34% from those realized by Predecessor Sterling during the 2001 Quarter. Direct sales prices for styrene in the 2002 Quarter increased 37% from those realized during the 2001 Quarter. Spot prices for styrene, a component of our direct sales prices, ranged from $0.25 to $0.35 per pound during the 2002 Quarter, compared to $0.17 to $0.19 per pound during the 2001 Quarter. During the 2002 Quarter, prices for benzene and ethylene, the two primary raw materials for styrene, increased 50% and 13%, respectively, from the prices paid for these products in the 2001 Quarter. The average price for natural gas increased 63% during the 2002 Quarter compared to the average price for natural gas during the 2001 Quarter. Due to the factors discussed above, margins on our styrene sales for the 2002 Quarter increased somewhat from those realized by Predecessor Sterling during the 2001 Quarter.

      Revenues for acrylonitrile remained essentially the same during the 2002 Quarter compared to the 2001 Quarter. Our acrylonitrile unit was shut down during both periods.

      Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $29 million for the 2002 Quarter, an increase of 21% from the $24 million in revenues received by Predecessor Sterling from these operations during the 2001 Quarter. Our other petrochemicals operations reported an increase of $3 million in operating earnings for the 2002 Quarter, compared to that realized by Predecessor Sterling during the 2001 Quarter. These increases in revenues and operating earnings were largely due to improved sales margins.

Reorganization Items

      Reorganization items incurred during the 2002 Quarter were $15 million compared to $4 million for the 2001 Quarter, primarily due to an increase in professional fees incurred in connection with the Debtors’ emergence from Chapter 11.

Liquidity and Capital Resources

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued approximately $94.3 million in principal amount of New Notes to the holders of Predecessor Sterling’s 12 3/8% Notes. The New Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. The New Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. We made our first interest payment on the New Notes, in cash, during June 2003. In December 2003, we made our second interest payment on the New Notes at the higher interest rate through the issuance of $6.3 million in principal amount of additional New Notes, increasing the aggregate principal amount of outstanding New Notes to $100.6 million as of December 31, 2003. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

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

      On December 19, 2002, we established the New Revolver with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by Reorganized Sterling or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the New Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the New

Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2003, the total credit available under the New Revolver was $75.2 million due to borrowing base limitations. As of December 31, 2003, we had not borrowed any money under the New Revolver, although we had $1.8 million in letters of credit outstanding, leaving unused borrowing capacity under the New Revolver of $73.4 million.

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

      Our liquidity (i.e., cash and cash equivalents plus total credit available under the New Revolver, subject to the conditions to borrowings under the New Revolver) was $116 million at December 31, 2003, a decrease of $20 million compared to our liquidity at December 31, 2002. This decrease consisted of a large decrease in cash and cash equivalents during the year, most of which was expected, offset by an increase in availability under the New Revolver resulting from the accounts receivable and inventory generated after our resumption of acrylonitrile production. We expect that our liquidity will decrease further during the first quarter of 2004 as we complete maintenance turnarounds of our styrene and acrylonitrile unit. The total cost of these turnarounds, including maintenance expense, catalyst installation and capital projects, is expected to be approximately $25 million. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 12 to 18 months. We currently expense the costs of turnarounds as the associated expenses are incurred. Prior to our adoption of fresh-start accounting, we had accrued these costs over the expected period between turnarounds. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of this change in accounting for turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2004, we performed turnarounds of both our styrene and acrylonitrile units and, consequently, our operating income for the quarter will be reduced by approximately $15 million due to the maintenance costs associated with these turnarounds.

      We believe that our cash on hand, together with credit available under the New Revolver and internally generated funds, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

      Working capital at December 31, 2003 was $118 million, a decrease of $11 million from December 31, 2002. This decrease was primarily due to an increase in accounts payable and a reduction in cash, offset by an increase in accounts receivable and inventories. The increases in accounts receivable and inventory and the reduction in cash resulted primarily from the resumption of acrylonitrile operations and costs associated with restarting the acrylonitrile facility.

Cash Flow

      Net cash used in our operations was $41 million in 2003, whereas $1 million in net cash was provided by continuing operations in fiscal 2002. This increase in cash requirements in 2003, compared to fiscal

2002, was primarily due to costs associated with the resumption of acrylonitrile operations. During the three-month period ended December 31, 2002, $3 million in net cash was provided by continuing operations.

      Net cash flow used in our investing activities was $16 million in 2003 and $7 million in fiscal 2002. For the three months ended December 31, 2002, $357 million in net cash flow was provided by continuing operations investing activities. The $357 million provided by investing activities in the three months ended December 31, 2002 was primarily from the sale of our pulp chemicals business.

      There were no cash flows from financing activities in 2003 and $14 million in fiscal 2002. For the three months ended December 31, 2002, $260 million was used by financing activities, which was primarily for the partial repayment of our 12 3/8% Notes and the repayment of the outstanding balance under our debtor-in-possession credit facility at the time we emerged from bankruptcy.

Capital Expenditures

      Our capital expenditures for continuing operations were $16 million in 2003 and $7 million in fiscal 2002. This increase in 2003 was primarily due to the completion of discretionary capital projects that were deferred during our bankruptcy proceedings.

      Capital expenditures are expected to be between $20 million and $30 million in 2004. These capital expenditures will primarily be for routine safety, environmental and replacement capital and the commencement of capital projects related to the 80% reduction of nitrogen oxide emissions required under the SIP to achieve compliance with ozone provisions of the Clean Air Act.

      Our capital expenditures for environmentally related prevention, containment and process improvements were $3 million in 2003 and $1 million in fiscal 2002. We anticipate spending approximately $9.5 million on these types of expenditures during 2004. This increase in expected spending is largely attributable to the commencement of capital projects related to the 80% reduction of nitrogen oxide emissions required under the SIP to achieve compliance with ozone provisions of the Clean Air Act. During 2003 and fiscal 2002, we did not incur any other infrequent or non-recurring material environmental expenditures which were required under existing environmental regulations. See “Certain Known Events, Trends, Uncertainties and Risk Factors” included in this Item 7.

Contractual Cash Obligations

      The following table summarizes our significant contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes amounts already recorded on our balance sheet as current liabilities at December 31, 2003.

	Less than			More than
	1 year	1-3 years	4-5 years	5 years	Total

	(Dollars in Thousands)
Long-term debt	$—	$—	$100,579	$—	$100,579
Capital leases	—	—	—	—	—
Operating leases	293	879	586	1,098	2,856
Purchase obligations(1)	209,000	166,000	55,000	192,000	622,000
Pension and other postretirement benefits	8,861	37,979	11,725	34,863	93,428

Total	$218,154	$204,858	$167,890	$227,961	$818,863

(1)	For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements, involving more than $1 million, that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Most of the purchase obligations identified include variable pricing provisions. We have estimated the future prices of these items, utilizing forward curves where available. The pricing estimated for use in this table is subject to market risk.

Critical Accounting Policies, Use of Estimates and Assumptions

      A summary of our significant accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Management believes that the consistent application of these policies enables us to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that management believes are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments.

Revenue Recognition

      We generally recognize revenue from sales in the open market, raw material conversion agreements and long-term supply contracts at the time the products are shipped. Some of our contractual arrangements include a profit sharing component, and we estimate and accrue our expected revenues from these profit sharing arrangements on a monthly basis. Any deferred credits that arise are amortized over the life of the underlying contract. Shipping and handling costs associated with the delivery of our products to customers are included in cost of goods sold.

Inventories

      Inventories are carried at the lower of cost or market value. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us in connection with these exchange agreements are included in inventory.

Goodwill and Long-Lived Assets

      Management reviews the recorded value of our goodwill annually at the end of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value. This present value model requires management to estimate future net cash flows, the timing of these cash flows and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows are consistent with our internal planning. If the estimated fair value exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds estimated fair value, the implied fair value goodwill is compared to the carrying amount of that goodwill. If the carrying amount goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $49 million at December 31, 2003 and represented 9% of our total assets.

      We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. Any impairment loss is measured based upon the difference between the carrying amount and the fair value of the relevant assets.

Income Taxes

      Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

Employee Benefit Plans

      We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements.

Plant Turnaround Costs

      As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 12 to 18 months. We currently expense the costs of turnarounds as the associated expenses are incurred. Prior to our adoption of fresh-start accounting, we had accrued these costs over the expected period between turnarounds. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of this change in accounting for turnarounds can be material for financial reporting periods during which the turnarounds actually occur.

New Accounting Standards

      In July 2001, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to entities emerging from bankruptcy. SFAS No. 142, which was effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No 141 was applied through the implementation of fresh-start accounting under the provisions of SOP 90-7. The adoption of SFAS No. 142 did not have a significant impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which we applied beginning on October 1, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was not a material impact on our financial statements upon the adoption of SFAS No. 143.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was effective for us October 1, 2002. Accordingly, we reported the sale of our pulp chemicals and acrylic fibers businesses that occurred on December 19, 2002 as discontinued operations in our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” One of the major changes under this statement impacts the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 3 of the Notes to Consolidated Financial Statements included in Item 8) upon our emergence from bankruptcy on December 19, 2002. As a result, we have classified gains and losses from our debt restructuring as a component of income (loss) from continuing operations in the accompanying consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

      In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements. The disclosure requirements of SFAS No. 148 have been applied in the accompanying consolidated financial statements.

      In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. FIN 46 addresses whether equity investments should be consolidated based on guidelines associated with what party has financial risks and controlling financial interest. We adopted FIN 46 for our fiscal year ended December 31, 2003 and it did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

      In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revised statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to

the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with the FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we do not believe that the effect of the Act will be material to our consolidated financial statements. The disclosure requirements of SFAS No. 132 have been applied in the accompanying consolidated financial statements.

Certain Known Events, Trends, Uncertainties and Risk Factors

                  Our primary products are commodities and the markets for these products are highly cyclical and subject to prolonged periods of unfavorable conditions. Our financial condition and results of operations are negatively impacted during periods of depressed conditions.

      Our two primary products, styrene and acrylonitrile, are commodities and exhibit wide swings in consumption, prices and margins based upon current and anticipated levels of supply and demand. Demand for our products is largely influenced by the rate of growth in the world’s economy, with the growth rate of the economy in Asia becoming increasingly more important. Periods of low growth rates generally lead to lower sales volumes and margins and negatively impact our financial condition and results of operations. As is the case with other petrochemicals, the markets for styrene and acrylonitrile from time to time experience periods where the balance of supply and demand for these products favors producers, resulting in higher sales volumes and profit margins. These periods can occur when the world’s economy is growing at moderate to high rates, and are more likely to occur if there have not been any significant increases in capacity for an extended period. Inevitably, favorable market conditions for our products prompt increases in supply. In most cases, increases in supply are achieved through the construction of new capacity or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply, and cause available supply to greatly exceed demand for an extended period. Decreases in supply generally are short lived, primarily resulting from operating difficulties, temporary closures of production facilities for maintenance turnarounds or, occasionally, the closure of high cost production facilities.

      While the markets for styrene and acrylonitrile roughly follow a repetitive cycle and general trends in the supply and demand balance for these products may be observed over time, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. Historically, the “peaks” in the market cycles for styrene and acrylonitrile tend to occur every seven to ten years, with prolonged periods of depressed market conditions between the peaks. Since our inception, our business strategy has centered on an effort to take advantage of the high margins that can be realized during periods when the balance of supply and demand for styrene and acrylonitrile favors producers. Consequently, a large portion of our capacity for these products is uncommitted and available for sale in the spot markets. While having available uncommitted capacity can lead to dramatically improved financial performance during periods when the balance of supply and demand favors producers, it also causes negative market conditions to affect us more severely than most of our competitors in terms of sales volumes and margins.

Natural gas prices have a significant impact on our competitiveness. High natural gas prices can have the effect of closing markets to our products where we are not competitive.

      Our production costs are impacted by the price of natural gas in a variety of ways. We use significant amounts of natural gas as fuel in the production of our products, so any increase in the price for natural gas leads to a direct increase in our production costs. In addition, most of our suppliers use significant amounts of natural gas in the production of the raw materials we need to produce our products, which causes our raw materials costs to also increase when the price for natural gas increases. Prices for natural gas are largely based on regional factors, which can result in wide disparities in natural gas prices in different parts of the world. Prices for styrene and acrylonitrile, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, when prices for natural gas rise in the United States but not in other parts of the world, we may not be able to recover these increased costs through higher sales prices, and our ability to compete with producers elsewhere in the world is diminished. In addition, many producers in other parts of the world use oil-based processes rather than natural gas based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can also affect our competitiveness and our ability to recover increases in the price of natural gas through higher sales prices. Over the last few years, we have experienced periods when prices for natural gas were at levels that resulted in our being unable to sell styrene and acrylonitrile in Europe or Asia at prices above our variable costs of production, essentially closing those markets to sales of our styrene and acrylonitrile. We cannot predict natural gas or crude oil prices with any substantial degree of certainty and, consequently, we can give no assurances with respect to whether natural gas will be available to us at prices that do not adversely impact our competitiveness.

Our financial performance may be adversely affected by our inability to obtain raw materials at reasonable prices or on acceptable terms.

      For most of our products, the combined cost of raw materials and energy resources is far greater than all other costs of production combined. As a result, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. If we are unable to obtain raw materials at reasonable prices and on acceptable terms, our results of operations are negatively affected. All of our primary raw materials are supplied by others pursuant to long-term contracts or spot market purchases. Most of these raw materials are commodities and, consequently, are subject to wide fluctuations in prices for a variety of reasons beyond our control. While the markets for our products are generally global, prices and availability for some of our raw materials are influenced by regional factors. As a result, we may pay higher prices for raw materials than our competitors in other parts of the world or be unable to obtain raw materials at times when they are available to our competitors, both of which negatively impact our competitiveness and our financial performance. We can give no assurances that we will be able to secure adequate supplies of any of our raw materials or energy resources at reasonable prices or on acceptable terms.

We are not integrated and are smaller than most of our competitors.

      We compete with some of the world’s largest chemical companies, most of whom are engaged in much broader businesses and either supply significant portions of the raw materials they need to produce styrene or acrylonitrile, or internally use significant amounts of the styrene or acrylonitrile they produce to make derivative products. We do not make any of the primary raw materials required for styrene or acrylonitrile production or convert any of our styrene or acrylonitrile into other products. Consequently, our production costs can be higher than those of our competitors during periods when demand for these raw materials exceeds supply and, in more extreme cases, we may not be able to obtain these raw materials in the market at times when our competitors are supplying their own raw materials. In addition, as production costs are highly influenced by production rates, the absence of internal uses for our styrene and acrylonitrile typically results in lower production rates, and consequently higher production costs, at our facilities during periods when the balance of supply and demand for styrene or acrylonitrile favors consumers, while production rates and costs at our competitors, who internally consume significant amounts of styrene or acrylonitrile, are less volatile.

We depend upon the continued operation of our Texas City facility.

      All of the petrochemicals we manufacture, including all of our styrene, acrylonitrile and acetic acid, are produced at our Texas City, Texas facility. Significant unscheduled downtime at our Texas City facility could have a material adverse effect on our results. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other normal hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, this insurance does not provide coverage for business interruptions of less than 45 days. We cannot provide any assurances as to whether any significant interruption in the operation of our Texas City facility would be covered by insurance or would not otherwise have a material adverse effect on us.

We depend upon our long-term contracts and significant customers.

      We sell significant portions of our acrylonitrile and styrene production, and all of our acetic acid, plasticizers and DSIDA production, under long-term contracts. The loss of one or more of these contracts, or a material reduction in the amount of product purchased under one or more of these contracts, could have a material adverse effect on us. Our acrylonitrile business is largely dependent on our contractual relationships with BP Chemicals. A termination of our acrylonitrile relationships with BP Chemicals would have severe negative implications for our acrylonitrile business, which could have a material adverse effect on our overall business, results of operations, cash flows and financial condition. Our approach in entering into styrene contracts is to secure commitments for the purchase of styrene over extended periods at levels that will enable us to produce our products at adequate operating rates throughout the styrene market cycle, with the pricing formulae in these contracts providing us with a portion of the higher prices available in the spot market during favorable market conditions. At the same time, we also leave a large portion of our styrene production capacity uncommitted for sales in the spot market. We cannot give any assurances that we will be able to secure or maintain adequate commitments to purchase styrene over any period or that the balance between our contract sales and spot sales will be at any particular level or result in favorable or unfavorable financial performance for any period.

The petrochemicals industry in general has experienced several years of depressed conditions and many of our customers are in troubled financial condition.

      The petrochemicals industry is highly volatile and has experienced several years of depressed conditions. As a result, many of our customers have suffered prolonged losses and seen their liquidity diminish. While we attempt to manage our credit exposure to our customers on a case-by-case basis through a variety of methods, including requiring letters of credit, establishing credit limits or, in extreme cases, requiring cash-on-delivery for our products, we cannot give any assurances as to whether any of our customers will default on their obligations to us. A default by one or more of our customers on their payment obligations to us would have a negative effect on our financial condition, cash flows and results of operations, which effect could be material.

Our industry is highly competitive and some of our products may become obsolete.

      We compete with some of the world’s largest chemical companies on the basis of product price, quality and deliverability. However, prices for our petrochemicals products are determined by global market factors that are largely beyond our control and, except with respect to a number of our multi-year contracts, we generally sell our products at prevailing market prices. As a result, our financial performance relative to our competitors is greatly influenced by our manufacturing costs. Currently, our acrylonitrile production costs are higher than the industry average due to our failure to receive chemical value for a large portion of our by-product hydrogen cyanide. In our recent settlement with Monsanto, Monsanto agreed to restart their DSIDA facility at our Texas City site, which will greatly improve our hydrogen cyanide utilization. However, Monsanto is not required to restart the DSIDA plant until 2007 and, even after restarting the DSIDA plant, we will still have substantial quantities of under-utilized hydrogen cyanide. While we continue to explore alternatives for upgrading our hydrogen cyanide utilization, we cannot give any assurances as to whether our efforts will be successful.

      Most of our competitors have significantly greater financial resources than us and engage in substantial research and development activities. In addition, a significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry, or the addition by existing competitors of additional capacity, could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. Certain of our products, especially our plasticizers products, may become obsolete through the introduction of competing products that are lower in cost or that exhibit enhanced performance characteristics.

We face risks related to our export sales of products that may negatively affect our business.

      Approximately 38% of our revenues in 2003 were generated from export sales of our products. Our exports to foreign markets make us subject to a number of special risks such as:

•	unavailability of ships for transporting product;

•	unfavorable legal climate for the collection of unpaid accounts;

•	currency exchange rate fluctuations;

•	foreign economic conditions;

•	trade barriers;

•	exchange controls;

•	national and regional labor strikes;

•	political risks and risks of increases in duties;

•	taxes;

•	governmental royalties and

•	changes in laws and policies governing operations of foreign-based companies.

      The occurrence of any one or a combination of these factors may make it impossible for us to sell or ship products overseas, make our products uncompetitive with local production, increase our costs or have other negative effects, which could be material, on our business, financial condition, cash flows or results of operations.

We have substantial debt obligations, which may result in negative consequences and otherwise limit our flexibility.

      We currently believe that our level of debt is reasonable and can be effectively serviced. At some point in the future, however, we may find that we are over-leveraged, which could have significant negative consequences. For example:

•	we may have difficulty satisfying our obligations with respect to all of our indebtedness;

•	we may become more vulnerable to downturns in the markets for our products or the economy in general;

•	we may be required to dedicate a substantial portion of our cash flows to fund working capital, capital expenditures, acquisitions and other general corporate requirements;

•	our flexibility to plan for, or react to, changes in our businesses and the industry in which we operate may be limited;

•	raw materials and financial terms with suppliers may become limited or unavailable;

•	we may be at a competitive disadvantage compared to competitors that have less debt and

•	our ability to borrow additional funds may be limited.

The covenants in the Indenture for our New Notes and in the New Revolver also limit our flexibility by restricting our ability to incur indebtedness, pay dividends and make other restricted payments or investments, sell assets, make capital expenditures, engage in certain mergers and acquisitions and refinance existing indebtedness.

      Our ability to meet debt service requirements depends on our future performance, which, in turn, depends on conditions in the global markets for our products, the global economy generally and other factors that are beyond our control. We cannot provide any assurances that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Moreover, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot provide any assurances that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

We are subject to many liability risks, some of which may not be covered by insurance.

      A business risk inherent in all chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we strive to operate our facilities responsibly and in compliance in all material respects with all environmental and health and safety requirements, we may face expenses and liabilities as a result of our past or future operations. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses. We maintain insurance at levels that we believe are reasonable and that are typical for our industry’s insurance coverages, a portion of which are provided by a captive insurance company maintained by us and a few other chemical companies. However, we cannot give any assurances that our insurance coverages will be adequate for any given risk or liability or that our insurance companies would be capable of honoring their commitments if an unusually high number of claims were made against their policies.

Our industry is subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

      Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. These regulations, and the potential for further expanded regulations, may increase our costs and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and can affect the manufacturing, handling, processing, distribution and use of our products. If so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we are uncertain as to the amount of our future environmental expenditures and liabilities. The Texas Commission for Environmental Quality (which we refer to as the TCEQ) enacted new regulations requiring significant reductions of nitrogen oxide, which apply to our Texas City facility. The TCEQ also proposed similar regulations requiring the reduction of particulate matter, which apply to our Texas City facility. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to approximately 80%, which we estimate would require us to make between $20 million and $25 million in capital improvements at our Texas City facilities. The nitrogen oxide regulations covering the Houston/ Galveston Area State Implementation Plan have not yet been approved by the Environmental Protection Agency. The majority of these capital expenditures are expected to be incurred over the period 2004 through 2007.

Current and future legal proceedings may have unfavorable outcomes.

      We are currently a party to several legal proceedings and additional legal proceedings could be filed against us in the future. We are not able to predict the final outcome of the current proceedings and we cannot guarantee that the ultimate resolution of current or future proceedings will not have a material adverse effect on us. For more information, see Note 9 of the Notes to Consolidated Financial Statements included in Item 8.

Future problems with labor relations may negatively affect our business.

      Approximately 42% of our employees at our Texas City, Texas facility are represented by the Texas City, Texas Metal Trades Council, AFL-CIO and are covered by a collective bargaining agreement which is subject to renegotiation in April 2004. Although we believe our relationship with our employees is generally good, a strike by the union representing our employees could have a material adverse effect on our financial condition, results of operations or cash flows.

Our securities are thinly traded and control of our equity is concentrated in a few holders.

      Our preferred stock and warrants are not registered under the Exchange Act and our common stock is not listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the National Association of Securities Dealers, Inc. on the OTC Electronic Bulletin Board. However, our common stock has been traded infrequently, in transactions arranged through brokers or otherwise and reliable market quotations for shares of our common stock may or may not be available. As a result, we cannot give any assurances that an active trading market will exist for any of our equity securities, and a holder of any of these securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, such securities.

      Ownership of our equity is significantly concentrated. Resurgence Asset Management, L.L.C. and its and its affiliates’ managed funds and accounts own in excess of 98% of our preferred stock and over 63% of our common stock, representing ownership of almost 79% of the total voting power of our equity. Each share of our preferred stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our preferred stock are entitled to designate a number of our Directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our Directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on all matters presented to a vote of our stockholders. In addition, our shares of preferred stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of preferred stock. Consequently, each dividend paid in additional shares of our preferred stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity owned by Resurgence Asset Management, L.L.C. and its and its affiliates’ managed funds and accounts. Since the initial issuance of our preferred stock, we have issued an additional 383.826 shares of our preferred stock (convertible into 383,826 shares of our common stock) in dividends, which represents in excess of 7% of the current total voting power of our equity securities. The concentration of ownership of our equity may depress the market value of our equity securities and the dilutive effect of dividends on our shares of preferred stock may further depress the market value of our shares of common stock.

      Our New Notes are not registered under the Exchange Act and are not listed on any national or regional securities exchange. Our New Notes are traded infrequently, in transactions arranged through brokers or otherwise and reliable market quotations for our New Notes may or may not be available. A debt security with a small outstanding principal amount available for trading (commonly referred to as a small “float”), such as our New Notes, may command a lower price than would a comparable debt security with a greater float. We cannot give any assurances that an active trading market in our Notes will exist or as to the prices at which our Notes may trade.

Transactions consummated pursuant to our Plan of Reorganization could result in the imposition of material tax liabilities.

      Prior to our emergence from bankruptcy, we eliminated our holding company structure by merging Holdings with and into Sterling Chemicals, Inc. We believe that this merger qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(G) of the Internal Revenue Code (commonly referred to as a “G Reorganization”) for United States federal income tax purposes. However, if the Internal Revenue Service determines that the merger does not so qualify, we could incur additional federal income taxes of a material amount either as a result of the merger or the consummation of the Plan of Reorganization. If the Internal Revenue Service successfully challenged our position, the additional tax liability would have a material adverse effect on our business, cash flows and financial condition. We cannot give any assurances as to whether the Internal Revenue Service will agree with or challenge our position.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.”

								Fair Value
								December 31,
Expected Maturity Dates	2004	2005	2006	2007	2008	Thereafter	Total	2003

	(Dollars in Thousands)
DEBT:
New Notes	$—	$—	$—	$100,579	$—	$—	$100,579	$90,521

      The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. The fair value of the New Notes is based on their quoted price.

Item 8.     Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Sterling Chemicals, Inc.

Page

Consolidated Statements of Operations for the year ended December 31, 2003, the three months ended December 31, 2002 and fiscal years ended September 30, 2002 and 2001	41
Consolidated Balance Sheets as of December 31, 2003 and 2002	42
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the year ended December 31, 2003, the three months ended December 31, 2002 and fiscal years ended September 30, 2002 and 2001	43
Consolidated Statements of Cash Flows for the year ended December 31, 2003, the three months ended December 31, 2002 and fiscal years ended September 30, 2002 and 2001	44
Notes to Consolidated Financial Statements	45
Independent Auditors’ Report	73

STERLING CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Sterling		Predecessor Sterling

				Fiscal Year	Fiscal Year
	Year ended	December 20 to	October 1 to	Ended	Ended
	December 31,	December 31,	December 19,	September 30,	September 30,
	2003	2002	2002	2002	2001

	(Dollars in Thousands, Except Share Data)
Revenues	$590,723	$12,572	$99,888	$381,801	$468,738
Cost of goods sold	589,740	12,601	99,588	354,155	521,377

Gross profit (loss)	983	(29)	300	27,646	(52,639)
Selling, general and administrative expenses	15,881	1,988	3,072	14,975	14,213
Other expense (income)	(3,520)	—	368	(1,925)	2,908
Reorganization items	—	—	15,214	17,022	5,422
Fresh-start adjustments	—	—	203,344	—	—
Gain on debt restructuring	—	—	(457,824)	—	—
Interest and debt related expenses, net of interest income(1)	9,729	355	12,144	50,065	60,961

Income (loss) from continuing operations before income tax	(21,107)	(2,372)	223,982	(52,491)	(136,143)
Provision (benefit) for income taxes	(7,884)	(828)	8	125	(503)

Income (loss) from continuing operations	(13,223)	(1,544)	223,974	(52,616)	(135,640)
Income (loss) from discontinued operations(2)	(976)	—	194,637	16,630	(46,070)

Net income (loss)	(14,199)	(1,544)	418,611	(35,986)	(181,710)
Preferred stock dividends	5,125	170	—	—	—

Net income (loss) attributable to common stockholders	$(19,324)	$(1,714)	$418,611	$(35,986)	$(181,710)

Net loss per share of common stock, basic and diluted	$(6.84)	$(0.61)	$—	$—	$—

Weighted average shares outstanding:
Basic and diluted	2,825,000	2,825,000	—	—	—

(1)	Contractual interest for the October 1 to December 19, 2002 period and the fiscal years ended September 30, 2002 and 2001 totaled $18,003, $76,429 and $66,957, respectively.

(2)	Includes a net gain on disposal of $188,891 for the period October 1, 2002 to December 19, 2002. The tax expense associated with discontinued operations for the listed periods presented is zero, zero, $342, $14,743 and $43,190, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Reorganized Sterling

	December 31,

	2003	2002

	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,384	$99,818
Accounts receivable, net of allowance of $6,860 and $13,624, respectively	87,565	41,815
Inventories, net	61,583	31,011
Prepaid expenses	6,430	4,561
Deferred tax asset	9,081	11,988

Total current assets	207,043	189,193
Property, plant and equipment, net	277,613	286,517
Goodwill	48,463	48,463
Other assets, net	17,384	22,997

Total assets	$550,503	$547,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,833	$33,145
Accrued liabilities	24,045	26,635

Total current liabilities	88,878	59,780
Long-term debt	100,579	94,275
Deferred income tax liability	49,909	60,802
Deferred credits and other liabilities	86,407	93,132
Redeemable preferred stock	35,294	30,170
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	205,402	210,527
Accumulated deficit	(15,743)	(1,544)
Accumulated other comprehensive loss	(251)	—

Total stockholders’ equity	189,436	209,011

Total liabilities and stockholders’ equity	$550,503	$547,170

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Loss	Compensation	Total

	(Amounts in Thousands)
Predecessor Sterling:

Balance, September 30, 2000	1	$—	$(141,786)	$(205,256)	$(30,736)	$(12)	$(377,790)
Comprehensive loss:
Net loss	—	—	—	(181,710)	—	—
Other comprehensive loss:
Translation adjustment	—	—	—	—	(4,053)	—
Pension adjustment	—	—	—	—	(3,264)	—
Comprehensive loss							(189,027)
Revaluation of ESOP shares to independently appraised market value	—	—	—	3,226	—	—	3,226
Amortization of deferred compensation	—	—	—	—	—	9	9

Balance, September 30, 2001	1	—	(141,786)	(383,740)	(38,053)	(3)	(563,582)
Comprehensive loss:
Net loss	—	—	—	(35,986)	—	—
Other comprehensive loss:
Translation adjustment	—	—	—	—	(516)	—
Pension adjustment	—	—	—	—	(11,685)	—
Comprehensive loss							(48,187)
Revaluation of ESOP shares to independently appraised market value	—	—	—	289	—	—	289
Amortization of deferred compensation	—	—	—	—	—	3	3

Balance, September 30, 2002	1	—	(141,786)	(419,437)	(50,254)	—	(611,477)
Net income	—	—	—	418,611	—	—	418,611
Fresh-start adjustments	2,824	28	352,483	826	50,254	—	403,591

Reorganized Sterling:

Balance, December 19, 2002	2,825	28	210,697	—	—	—	210,725
Net loss	—	—	—	(1,544)	—	—	(1,544)
Preferred stock dividends	—	—	(170)	—	—	—	(170)

Balance, December 31, 2002	2,825	28	210,527	(1,544)	—	—	209,011
Comprehensive loss:
Net loss	—	—	—	(14,199)	—	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(251)	—
Comprehensive loss							(14,450)
Preferred stock dividends	—	—	(5,125)	—	—	—	(5,125)

Balance, December 31, 2003	2,825	$28	$205,402	$(15,743)	$(251)	$—	$189,436

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Reorganized Sterling		Predecessor Sterling

				Fiscal Year	Fiscal Year
	Year ended	December 20 to	October 1 to	Ended	Ended
	December 31,	December 31,	December 19,	September 30,	September 30,
	2003	2002	2002	2002	2001

			(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(13,223)	$(1,544)	$223,974	$(52,616)	$(135,640)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,656	858	4,857	22,912	28,345
Interest amortization	383	12	887	4,805	6,909
Fresh-start adjustments	—	—	203,344	—	—
Gain on cancellation of debt	—	—	(457,824)	—	—
Deferred tax expense (benefit)	(7,986)	(854)	—	—	12,747
Other	(252)	—	(594)	9,432	142,153
Change in assets/liabilities:
Accounts receivable	(45,750)	12,075	18,382	(11,552)	53,433
Inventories	(30,572)	(3,940)	5,856	(5,937)	21,952
Prepaid expenses	(1,869)	789	(1,592)	(1,093)	(2,102)
Other assets	2,127	11	(208)	(6,228)	(9,058)
Accounts payable	31,688	2,298	(1,299)	18,197	(50,041)
Accrued liabilities	3,714	2,268	(7,100)	3,472	(36,569)
Other liabilities	(6,725)	(1,866)	4,447	18,761	(28,949)

Net cash provided by (used in) operating activities	(40,809)	10,107	(6,870)	153	3,180

Cash flows from investing activities:
Capital expenditures	(15,649)	(116)	(837)	(6,700)	(8,138)
Net proceeds from the sale of the pulp chemicals business	—	—	357,641	—	—

Net cash provided by (used in) investing activities	(15,649)	(116)	356,804	(6,700)	(8,138)
Cash flows from financing activities:
Proceeds from issuance of New Notes	—	—	94,275	—	—
Proceeds from issuance of new common stock	—	—	30,000	—	—
Proceeds from issuance of new preferred stock	—	—	30,000	—	—
Net change in Prior Revolvers	—	—	—	—	(37,206)
Net borrowings under DIP Facility	—	—	(42,200)	14,972	42,270
Debt issuance costs	—	—	—	—	(4,901)
Repayment of the 12 3/8% Notes	—	—	(371,916)	—	—

Net cash provided by (used in) financing activities	—	—	(259,841)	14,972	163

Net increase (decrease) in cash from continuing operations	(56,458)	9,991	90,093	8,425	(4,795)
Net increase (decrease) in cash from discontinued operations	(976)	—	(10,109)	196	6,757
Cash and cash equivalents beginning of period	99,818	89,827	9,843	1,222	(740)

Cash and cash equivalents end of year	$42,384	$99,818	$89,827	$9,843	$1,222

Supplement disclosures of cash flow information:
Interest paid, net of interest income received	$(3,575)	$—	$(934)	$(5,200)	$(7,595)
Cash paid for reorganization items	(13,115)	(1,140)	(931)	(11,729)	(11)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Sterling Chemicals, Inc. (“Chemicals”) owns or operates facilities for the production of seven petrochemical products at its Texas City, Texas plant; styrene, acrylonitrile, acetic acid, plasticizers, methanol, sodium cyanide and disodium iminodiacetic acid (“DSIDA”). Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Chemicals and its wholly-owned subsidiaries. We own the styrene, acrylonitrile, acetic acid, plasticizers and methanol manufacturing units located at the site. The methanol unit is currently idled and is not likely to ever be restarted. E.I. du Pont de Nemours and Company (“DuPont”) and Monsanto own the sodium cyanide and DSIDA units, respectively. These companies built these units on land leased from us, and we operate these units on their behalf. Both of these units use hydrogen cyanide created as a by-product from our acrylonitrile operations to make other products. The DSIDA unit is not currently in operation, but Monsanto has committed to restart the DSIDA unit by mid-2007 and has the option to restart the unit prior to that time. We have also leased portions of the site to Praxair Hydrogen Supply, Inc. and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products.

     Fiscal Year

      In December 2002, we changed our fiscal year-end from September 30 to December 31.

     Bankruptcy Reorganization

      On July 16, 2001 (the “Petition Date”), Sterling Chemicals Holdings, Inc. (“Holdings”), Chemicals and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code, and the accompanying consolidated financial statements for this period have been presented in conformity with Statement of Position 90-7, “Financial Reporting By Entities In Reorganization Under the Bankruptcy Code” (“SOP 90-7”) of the American Institute of Certified Public Accountants (“AICPA”). SOP 90-7 requires a segregation of liabilities subject to compromise as of the Petition Date and identification of all transactions and events that are directly associated with the reorganization of the Debtors. For financial reporting purposes, the “Effective Date” of the Plan of Reorganization is considered to have been the close of business on December 19, 2002. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting (see Note 3), we refer to ourselves as, and our financial results have been separately presented under the heading, “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002. In this Form 10-K, “fiscal 2002” and “fiscal 2001” refer to the fiscal years ended September 30, 2002 and September 30, 2001, respectively, and the “Transition Period” refers to the three-month period from October 1, 2002 through December 31, 2002, which includes the results of Predecessor Sterling from October 1, 2002 through December 19, 2002 and the results of Reorganized Sterling from December 20, 2002 through December 31, 2002. Also in this Form 10-K, “2003” and “fiscal 2003” refer to the 12-month period ended December 31, 2003. Our consolidated financial statements for 2003 are not comparable to those of Predecessor Sterling for periods ended on or prior to December 19, 2002.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The filing of the Chapter 11 petitions was driven by the Debtors’ inability to meet their funded debt obligations over the long-term, largely brought about by weak demand for petrochemicals products caused by declines in general worldwide economic conditions, the relative strength of the U.S. dollar (which caused the Debtors’ export sales to be at a competitive disadvantage) and higher raw material and energy costs. As a result of these conditions, the Debtors incurred significant operating losses. The reorganization, effected through the bankruptcy filings, permitted the Debtors to preserve cash and gave them the opportunity to restructure their debt. As the market for our petrochemicals products remains highly cyclical, the capital structure of Reorganized Sterling has been designed with the goal of ensuring that we have sufficient liquidity during cyclical downturns in the markets for our petrochemicals products, although we cannot give any assurances that our new capital structure will provide us with sufficient liquidity over any specific period.

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and we issued 65,000 shares of Reorganized Sterling’s common stock to the holders of Holdings’ 13 1/2% Senior Secured Discount Notes in full payment of their claims. Upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates’ managed funds and accounts (which we refer to collectively as the Investor), paid $30 million for certain shares of Reorganized Sterling’s Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling at the effectiveness of the Plan of Reorganization in exchange for 2,175,000 shares of Reorganized Sterling’s common stock pursuant to a rights offering made available to the Debtors’ unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), which included holders of Predecessor Sterling’s 11 1/4% Senior Subordinated Notes and 11 3/4% Senior Subordinated Notes, received pro rata shares of 11.7% of Reorganized Sterling’s common stock (on a fully diluted basis assuming the conversion of all shares of Reorganized Sterling’s Series A Convertible Preferred Stock into shares of Reorganized Sterling’s common stock) and warrants to acquire 949,367 shares of Reorganized Sterling’s common stock at an exercise price of $52 per share (subject to adjustment).

      Pursuant to the Plan of Reorganization, on December 19, 2002 the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. (“Superior Propane”) for $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the condensed consolidated statements of operations and cash flows for Predecessor Sterling. $80 million of the net proceeds from the sale of the Debtors’ pulp chemicals business remained with Reorganized Sterling, which continues to own and operate the Debtors’ core petrochemicals business. The remaining net proceeds from the sale were paid to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes (the “12 3/8% Notes”), who also received $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (the “New Notes”) in satisfaction of their claims. In addition, on December 19, 2002, Reorganized Sterling established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the “New Revolver”). As of December 31, 2003, we had not borrowed any money under the New Revolver, although we had $1.8 million in letters of credit outstanding.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

      The consolidated financial statements include the accounts of all of our wholly-owned and majority-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investments in a cogeneration joint venture is not material to our financial position or results of operations. Our 50% equity investment in an acrylonitrile marketing joint venture is accounted for under the equity method, with our share of the operating results of the joint ventures recorded as Revenues in the Statements of Operations.

Cash and Cash Equivalents

      We consider all investments having an initial maturity of three months or less to be cash equivalents.

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

Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for the year ended 2003, fiscal 2002 and fiscal 2001 was $0.6 million, $0.3 million and $0.5 million, respectively.

Plant Turnaround Costs

      As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of the styrene unit typically occur every two to three years and turnarounds of the acrylonitrile unit typically occur every 12 to 18 months. Costs of turnarounds are expensed are incurred. Prior to the application of fresh-start accounting, such costs were accrued in advance over the expected period between turnarounds. As expenses for turnarounds, especially for the styrene and acrylonitrile units, can be significant, the impact of this change in accounting for turnarounds can be material for financial reporting periods during which the turnarounds actually occur.

Goodwill and Long-Lived Assets

      Management reviews the recorded value of our goodwill annually at the end of the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value. This present value model requires management to estimate future net cash flows, the timing of these cash flows, and a discount rate (or weighted average cost of capital) representing the time value of money and the inherent risk and uncertainty of the future

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash flows. The discount rate, adjusted for inflation, is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with our internal planning. If the estimated fair value exceeds the carrying amount, goodwill is not impaired. If the carrying amount exceeds estimated fair value, the implied fair value goodwill is compared to the carrying amount of that goodwill. If the carrying amount goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Goodwill totaled $48.5 million at December 31, 2003 and represented 9% of our total assets.

      We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If these projected cash flows are less than the carrying amount, an impairment would be recognized, resulting in a write-down of assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amount and the fair value of the relevant assets.

Debt Issue Costs

      Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $0.3 million, $4.8 million and $6.9 million, respectively for the year ended 2003, fiscal year 2002 and fiscal 2001.

Income Taxes

      Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

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

Revenue Recognition

      We generate revenues through sales in the open market, raw material conversion agreements and long-term supply contracts. In addition, we have entered into profit sharing arrangements with respect to some of our petrochemicals products. We recognize revenue from sales in the open market, raw material conversion agreements and long-term supply contracts when the products are shipped. Revenues from profit sharing arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contracts, which gave rise to them.

Loss Per Share

      Basic Earnings per Share (“EPS”) is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the year ended December 31, 2003, there were no dilutive common stock

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalents and we had a $19.3 million net loss attributable to common stockholders and recorded $6.84 net loss per share attributable to common stockholders for both Basic EPS and Diluted EPS.

      For the fiscal years ended September 30, 2002 and September 30, 2001, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Holdings and, accordingly, loss per share is not presented.

Accumulated Other Comprehensive Income (Loss):

	Cumulative
	Translation
	Adjustment	Pension Adjustment	Total

	(Dollars in Thousands)
Predecessor Sterling:

Balance, September 30, 2001	$(34,655)	$(3,398)	$(38,053)
Changes	(516)	(11,685)	(12,201)

Balance, September 30, 2002	(35,171)	(15,083)	(50,254)
Fresh-start adjustments	35,171	15,083	50,254

Reorganized Sterling:

Balance, December 19, 2002.	—	—	—
Changes	—	—	—
Balance, December 31, 2002.	—	—	—
Changes	—	(251)	(251)

Balance, December 31, 2003.	$—	$(251)	$(251)

      There is no tax expense or benefit associated with the cumulative translation adjustment and pension adjustment amounts above.

Disclosures about Fair Value of Financial Instruments

      In preparing disclosures about the fair value of financial instruments, we have assumed that the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon quoted market values (if applicable) or on the current interest rates available to us for debt with similar terms and remaining maturities. Considerable judgment is required in developing these estimates.

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

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

      Certain amounts reported in the consolidated financial statements for the prior periods have been reclassified to conform with the current consolidated financial statement presentation with no effect on net loss or stockholders’ equity (deficiency in assets).

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

      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. Therefore, no compensation expense has been recognized under APB 25.

      The following table illustrates the effect on net loss and earnings per share attributable to common stockholders assuming that compensation costs for stock options issued under our 2002 Stock Plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period if calculated pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” for the year ended December 31, 2003. There were no options outstanding under our 2002 Stock Plan prior to February 11, 2003.

Year ended
December 31, 2003

(Dollars in
Thousands, Except
Share Data)
Net loss attributable to common stockholders, as reported	$(19,324)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,078

Pro forma net loss	$(21,402)

Loss per share attributable to common stockholders: As reported	$(6.84)
Pro forma	(7.58)

3.     FRESH-START ACCOUNTING

      Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of SOP 90-7 and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued pursuant to the Plan of Reorganization. In connection with our Plan of Reorganization, our financial advisor, Greenhill & Co., LLC (“Greenhill”) prepared a valuation of our

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business. In preparing its valuation, Greenhill considered a number of factors, including valuations by other parties and the application of various valuation methods, including discounted cash flow analysis, comparable company analysis and precedent transaction analysis. Based on Greenhill’s valuation, the estimated reorganization value was allocated as follows (Dollars in Thousands):

Long-term debt	$94,275
Redeemable preferred stock	30,000
Stockholders’ equity	210,725

Total	$335,000

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

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Predecessor				Reorganized
	Sterling				Sterling
	December 19,	Discontinued	Reorganization	Fresh-Start	December 19,
	2002	Operations	Adjustments	Adjustments	2002

	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,839	$358,108	$(274,120)	$—	$89,827
Accounts receivable, net	87,435	(35,771)	2,226	—	53,890
Inventories	44,832	(17,852)	91	—	27,071
Prepaid expenses	6,658	(1,388)	—	80	5,350
Deferred tax asset	—	—	—	11,134	11,134

Total current assets	144,764	303,097	(271,803)	11,214	187,272
Property, plant and equipment, net	253,875	(139,940)	—	173,257	287,192
Goodwill	—	—	—	48,463	48,463
Other assets	45,212	(6,039)	(3,027)	(13,059)	23,087

Total assets	$443,851	$157,118	$(274,830)	$219,875	$546,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,976	$(16,684)	$343	$1,212	$30,847
Accrued liabilities	31,860	(7,240)	791	(1,044)	24,367
Current portion of long-term debt	52,327	(10,127)	(42,200)	—	—

Total current liabilities	130,163	(34,051)	(41,066)	168	55,214
Pre-petition liabilities subject to compromise	512,760	(2,159)	(510,601)	—	—
Pre-petition liabilities not subject to compromise	372,326	—	(372,326)	—	—
Long-term debt	—	—	94,275	—	94,275
Deferred tax liability	13,835	(13,835)	—	60,802	60,802
Deferred credits and other liabilities	39,189	(15,011)	45,970	24,850	94,998
Commitments and contingencies
Redeemable preferred stock	—	—	30,000	—	30,000
Stockholders’ equity (deficiency in assets):
Common stock, $.01 par value	—	—	—	28	28
Additional paid-in capital	(141,786)	—	30,000	322,483	210,697
Retained earnings (accumulated deficit)	(434,465)	188,891	448,918	(203,344)	—
Accumulated other comprehensive income	(48,171)	33,283	—	14,888	—

Total stockholders’ equity (deficiency in assets)	(624,422)	222,174	478,918	134,055	210,725

Total liabilities and stockholders’ equity (deficiency in assets)	$443,851	$157,118	$(274,830)	$219,875	$546,014

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reorganization adjustments reflect the forgiveness of debt, including related accrued interest and certain pre-petition liabilities, in consideration for new debt and new common stock, resulting in a gain from debt restructuring of $457.8 million, partially offset by an expense of $8.9 million for professional fees incurred in connection with the reorganization. Fresh-start adjustments primarily reflect the recording of property, plant and equipment at fair market value, the recording of a net deferred tax liability arising out of the difference between the book and tax basis of certain assets and liabilities (along with the resulting amount of goodwill recorded) and the recognition of previously unrecognized pension and other post-employment benefits liabilities.

4.     DISCONTINUED OPERATIONS

      Pursuant to the Plan of Reorganization, on December 19, 2002, the Debtors’ pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling.

      For the period from October 1, 2002 through December 19, 2002 and for the fiscal years ended September 30, 2002 and 2001, the amount of revenue and net income (loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

	Predecessor Sterling

	October 1 to	Fiscal Year Ended	Fiscal Year Ended
	December 19, 2002	September 30, 2002	September 30, 2001

	(Dollars in Thousands)
Revenues:
Pulp chemicals business	$50,282	$227,962	$228,346
Acrylic fibers business	4,075	18,964	46,481

Total	$54,357	$246,926	$274,827

Net income (loss):
Pulp chemicals business	$201,404	$25,652	$(18,635)
Acrylic fibers business	(6,767)	(9,022)	(27,435)

Total	$194,637	$16,630	$(46,070)

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	Reorganized Sterling

	December 31,

	2003	2002

	(Dollars in Thousands)
Inventories:
Finished products	$37,944	$12,228
Raw materials	16,480	12,259

Inventories at cost	54,424	24,487
Inventories under exchange agreements	1,325	550
Stores and supplies	5,834	5,974

	$61,583	$31,011

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	3,543	3,168
Plant and equipment	283,031	271,185
Construction in progress	9,714	5,806
Less: accumulated depreciation	(25,824)	(791)

	$277,613	$286,517

Accrued liabilities:
Employee compensation and benefits	$20,643	$17,700
Property taxes	—	4,710
Other	3,402	4,225

	$24,045	$26,635

Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$82,433	$87,909
Other	3,974	5,223

	$86,407	$93,132

6.     LONG-TERM DEBT

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in principal amount of New Notes to the holders of Predecessor Sterling’s 12 3/8% Notes. The New Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. The New Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. The New Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      The New Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the New Notes through the issuance of additional

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Notes rather than the payment of cash. However, if we pay interest through the issuance of additional New Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. We made our first interest payment on the New Notes, in cash, during June 2003. In December 2003, we made our second interest payment on the New Notes at the higher interest rate through the issuance of $6.3 million in principal amount of additional New Notes, increasing the aggregate principal amount of outstanding New Notes to $100.6 million as of December 31, 2003. Subject to compliance with the terms of the New Revolver, we may redeem the New Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the New Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the New Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

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

      On December 19, 2002, we established the New Revolver with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The New Revolver has an initial term ending on September 19, 2007. Under the New Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The New Revolver is secured by first priority liens on all accounts receivable, inventory and other specified assets owned by Reorganized Sterling or Sterling Energy, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the New Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the New Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the New Revolver). Under the New Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the New Revolver. Available credit under the New Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the New Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2003, total credit available under the New Revolver was limited to $75.2 million due to these borrowing base limitations. As of December 31, 2003, we had not borrowed any money under the New Revolver, although we had $1.8 million in letters of credit outstanding, leaving unused borrowing capacity under the New Revolver of $73.4 million.

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

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturities

      The New Notes, which had an aggregate principal balance of $100.6 million outstanding as of December 31, 2003, are due on December 19, 2007.

7.     INCOME TAXES

      A reconciliation of federal statutory income taxes to our effective tax provision (benefit) is as follows:

	Reorganized Sterling		Predecessor Sterling

				Fiscal Year	Fiscal Year
		December 20 to	October 1 to	Ended	Ended
	December 31,	December 31,	December 19,	September 30,	September 30,
	2003	2002	2002	2002	2001

			(Dollars in Thousands)
Provision (benefit) for income taxes at statutory rates	$(7,387)	$(831)	$78,391	$(18,372)	$(47,650)
Change in valuation allowance	—	—	(148,464)	18,371	47,106
Non-deductible expenses	65	—	—	1	41
Non-deductible fresh-start adjustments	—	—	70,073	—	—
State income taxes	(361)	26	8	125	—
Other	(201)	(23)	—	—	—

Effective tax provision	$(7,884)	$(828)	$8	$125	$(503)

      The provision (benefit) for income taxes is composed of the following:

	Reorganized Sterling		Predecessor Sterling

				Fiscal Year	Fiscal Year
	Year ended	December 20 to	October 1 to	Ended	Ended
	December 31,	December 31,	December 19,	September 30,	September 30,
	2003	2002	2002	2002	2001

			(Dollars in Thousands)
Current federal	$—	$—	$—	$—	$—
Deferred federal	(7,323)	(854)	—	—	(503)
Provincial and state income taxes	(561)	26	8	125	—

Total tax provision (benefit)	$(7,884)	$(828)	$8	$125	$(503)

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of our deferred income tax assets and liabilities are summarized below:

	Reorganized Sterling

	December 31,

	2003	2002

	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$7,434	$5,901
Accrued postretirement cost	15,004	15,099
Accrued pension cost	11,163	14,425
Tax loss and credit carry forwards	13,612	5,704
Allowance for doubtful accounts	2,401	5,279

Total deferred tax assets	$49,614	$46,408

Deferred tax liabilities:
Property, plant and equipment	$(81,764)	$(86,091)
State deferred taxes	(2,291)	(2,507)
Other	(683)	(409)

Total deferred tax liabilities	(84,738)	(89,007)
Valuation allowance	(5,704)	(5,704)

Net deferred tax liabilities	(90,442)	(94,711)
Less: current deferred tax assets	49,614	45,897

Long-term deferred tax liabilities	$(40,828)	$(48,814)

      As of December 31, 2003, we had an available U.S. operating loss carryforward of approximately $25 million, which expires during 2024.

8.     EMPLOYEE BENEFITS

      We have established the following benefit plans:

Retirement Benefit Plans

      We have non-contributory pension plans, which cover all salaried and wage employees. The benefits under these plans are based primarily on years of service and employees’ pay near retirement. For previous employees who were employed as of September 30, 1986, and who were previously employed by Monsanto, we recognize their Monsanto pension years of service for purposes of determining benefits under our plans. For our employees who were employed as of January 31, 1997, and who (i) were previously employed by Cytec Industries Inc. and (ii) elected to retire on or before January 31, 1999, we supplement the standard pension payable such that the employee’s total combined pension from us and from the Cytec Nonbargaining Employees’ Retirement Plan equals the amount the employee would have received had he or she remained an employee of Cytec until retirement. The estimated liability for such supplements is not material. Our funding policy is consistent with the funding requirements of federal law and regulations. Plan assets are held in a collective trust which consists principally of common stocks, mutual funds and government and corporate securities.

      The expected long-term rate of return on pension plan assets is a market-related value currently equal to 8%. Sterling’s actual annualized return for the past 9 years (the period we have been with our current investment manager) is 10.5%.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pension plan assets are invested in a global balanced fund managed by an outside investment manager. Within this global balanced fund, assets are invested 60% in equities and 40% in bonds, with rebalancing on a continual basis. Our investment policy is to generate a total return that, over the long term, provides sufficient assets to fund its liabilities, reduces risk through diversification of investments within asset classes and complies with the Employee Retirement Income Security Act of 1974 (“ERISA”) by investing in a manner consistent with ERISA’s fiduciary standards.

      Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

	December 31,

	2003	2002

	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$116,818	$136,312
Service cost	3,312	1,081
Interest cost	7,634	2,258
Discontinued operations (see Note 4)	—	(22,878)
Actuarial loss	4,179	2,107
Benefits paid	(7,239)	(2,062)

Benefit obligation at end of year	$124,704	$116,818

Change in plan assets:
Fair value at beginning of year	$66,496	$81,882
Discontinued operations (see Note 4)	—	(15,633)
Actual return on plan assets	9,253	1,080
Employer contributions	9,199	1,229
Benefits paid	(7,239)	(2,062)

Fair value at end of year	$77,709	$66,496

Development of net amount recognized:
Funded status	$(46,995)	$(50,322)
Actuarial loss	130	—

Net amount recognized	$(46,865)	$(50,322)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(47,116)	$(50,322)
Intangible asset	—	—
Accumulated other comprehensive income (pre-tax)	251	—

Net amount recognized	$(46,865)	$(50,322)

Weighted-average assumptions:
Discount Rate	6.25%	6.75%
Rates of increase in salary compensation level	5.00%	5.00%

      All plans have projected benefit obligations and accumulated benefit obligation in excess of plan assets at December 31, 2003. The total accumulated benefit obligations was $108.1 million as of November 30,

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003. Estimated contributions for 2004 are expected to be between $10 million and $15 million, a portion of which are above the minimum funding requirements.

      Net periodic pension costs consist of the following components:

	Reorganized Sterling		Predecessor Sterling

			Fiscal Year	Fiscal Year
	Year ended	October 1 to	Ended	Ended
	December 31,	December 31,	September 30,	September 30,
	2003	2002	2002	2001

	(Dollars in Thousands)
Components of net pension costs:
Service cost-benefits earned during the year	$3,312	$1,081	$3,826	$3,596
Interest on prior year’s projected benefit obligation	7,634	2,258	7,317	7,210
Expected return on plan assets	(5,205)	(1,602)	(6,536)	(8,092)
Net amortization:
Actuarial loss (gain)	—	—	152	(117)
Prior service cost	—	203	777	778
Transition liability	—	425	354	373
Discontinued operations (see Note 4)	—	—	1,255	662
Settlement/curtailment loss	—	63	22	(862)

Net pension costs	$5,741	$2,428	$7,167	$3,548

Weighted-average assumptions:
Discount Rate	6.75%	6.79%	6.79%	7.25%
Rates of increase in salary compensation level	5.00%	4.92%	4.92%	5.37%
Expected long-term rate of return on plan assets	8.00%	8.72%	8.72%	8.52%

      The Transition Period is not presented separately for Predecessor Sterling and Reorganized Sterling due to immateriality.

Postretirement Benefits Other than Pensions

      We provide certain health care benefits and life insurance benefits for retired employees. Substantially all of our employees become eligible for these benefits at early retirement age. We accrue the cost of these benefits during the period in which the employee renders the necessary service.

      Health care benefits are currently provided to employees who retire from us with ten or more years of credited service. Some of our employees are eligible for postretirement life insurance. Postretirement health care benefits plans are contributory. Benefit provisions for most hourly employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred. Postretirement medical plan deductibles are assumed to increase at the same rate as long-term health care costs.

      Effective April 1, 2003, we amended our postretirement medical plan to increase the contribution rates required for coverage. The effect of the amendment as of that date was a reduction in APBO totaling $13 million. Because the participants affected by the amendment were all retired, the negative change to

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APBO is amortizable into expense over the average remaining life expectancy of these retirees which is 20.56 years.

      On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with the FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we do not believe that the effect of the Act will be material to our consolidated financial statements.

      Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	December 31,

	2003	2002

	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$46,141	$45,504
Service cost	460	115
Interest cost	2,336	749
Plan amendment	(13,070)	—
Actuarial loss (gain)	(220)	666
Benefits paid	(777)	(893)

Benefit obligation at end of year	$34,870	$46,141

Funded plan assets	$—	$3,000

Development of net amount recognized:
Funded status	$(34,870)	$(43,141)
Unrecognized cost:
Actuarial loss	1,151	1,371
Plan amendment	(12,593)	—

Net amount recognized	$(46,312)	$(41,770)

Amounts recognized in the statement of financial position:
Prepaid OPEB cost	$—	$3,000
Accrued OPEB liability	(46,312)	(44,770)

Net amount recognized	$(46,312)	$(41,770)

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic plan costs consist of the following components:

	Reorganized Sterling		Predecessor Sterling

			Fiscal Year	Fiscal Year
	Year ended	October 1 to	Ended	Ended
	December 31,	December 31,	September 30,	September 30,
	2003	2002	2002	2001

	(Dollars in Thousands)
Components of net plan costs:
Service cost	$460	$115	$480	$337
Interest cost	2,336	749	3,132	2,753
Net amortization:
Actuarial loss	—	121	642	619
Prior service cost	—	(116)	(463)	(486)
Plan amendment	(477)	—	—	—
Discontinued operations (see Note 4)	—	—	151	600
Curtailment and special termination benefits	—		—	(457)

Net plan costs	$2,319	$869	$3,942	$3,366

Weighted-average assumptions:
Discount rate	6.25%	6.75%	6.75%	7.25%

      The Transition Period is not presented separately for Predecessor Sterling and Reorganized Sterling due to immateriality.

      The weighted-average annual assumed health care trend rate is assumed to be 7.5% for 2003. The rate is assumed to decrease gradually to 5.8% in 2027 and remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease

	(Dollars in Thousands)
Effect on total of service and interest cost components	$149	$(141)
Effect on post-retirement benefit obligation	1,461	(1,400)

Savings and Investment Plan

      Our Sixth Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. Beginning October 1, 2000, we began matching 50% of a participant’s contributions, to the extent such contributions do not exceed 7% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.8 million in 2003, $0.9 million in fiscal 2002 and $1.1 million in fiscal 2001.

Bonus Plan and Gain Sharing Plan

      In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan is designed to

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending, among other things, our annual financial performance. No expenses under either of these plans were incurred in 2003. No expenses for our prior Profit Sharing Plan were incurred in fiscal 2002 or 2001.

Key Employee Protection Plan

      On January 26, 2000, we instituted our Key Employee Protection Plan, which has subsequently been amended several times. We established this Plan to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control, and to assure their continued dedication and objectivity during those periods. Our Compensation Committee has designated a select group of management or highly compensated employees as participants under our Key Employee Protection Plan, and has established their respective applicable multipliers and other variables for determining benefits. Our Compensation Committee is also authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant’s participation under this Plan on 60 days’ notice if it determines that the participant is no longer one of our key employees.

      Under our Key Employee Protection Plan, any participant under the Plan that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” within his or her “Protection Period” is entitled to benefits under the Plan. A participant’s Protection Period commences 180 days prior to the date on which a specified change of control occurs and ends either two years or 18 months after the date of that change of control, depending on the size of the participant’s applicable multiplier. A participant may also be entitled to receive payments under this Plan in the absence of a change of control if he or she terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability”, but in these circumstances his or her applicable multiplier is reduced by 50%. If a participant becomes entitled to benefits under our Key Employee Protection Plan, we are required to provide the participant with a lump sum cash payment that is determined by multiplying the participant’s applicable multiplier by the sum of the participant’s highest annual base compensation during the last three years plus the participant’s targeted bonus for the year of termination, and then deducting the sum of any other separation, severance or termination payments made by us to the participant under any other plan or agreement or pursuant to law. A portion of any severance payment under our Key Employee Protection Plan paid to one of our most highly compensated employees in connection with a change of control is conditioned on compliance by the recipient with a non-competition agreement.

      In addition to the lump sum payment, the participant is entitled to receive any accrued but unpaid compensation, compensation for unused vacation time and any unpaid vested benefits earned or accrued under any of our benefit plans (other than qualified plans). Also, for a period of 24 months (including 18 months of COBRA coverage), the participant will continue to be covered by all of our life, health care, medical and dental insurance plans and programs (other than disability), as long as the participant makes a timely COBRA election and pays the regular employee premiums required under our plans and programs and by COBRA. In addition, our obligation to continue to provide coverage under our plans and programs to any participant ends if and when the participant becomes employed on a full-time basis by a third party which provides the participant with substantially similar benefits.

      If any payment or distribution under our Key Employee Protection Plan to any participant is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the participant is entitled to receive a gross-up payment from us in an amount such that, after payment by the participant of all taxes on the gross-up payment, the amount of the gross-up payment remaining is equal to the excise tax imposed under

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 4999 of the Internal Revenue Code. However, the maximum amount of any gross-up payment is 25% of the sum of the participant’s highest annual base compensation during the last three years plus the participant’s targeted bonus for the year of payment.

      We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment.

Retention Bonus Plan

      On July 13, 2001, our Board of Directors approved our Retention Bonus Plan, which was subsequently amended. This Plan was established to help us retain our employees whose resignations would cause significant disruption to our operations and whose skills would be particularly difficult and costly to replace, to improve their morale during the pendency of our bankruptcy proceedings and to help provide incentive to these employees to work diligently toward the resolution of our bankruptcy proceedings. A select group of management or highly compensated employees were designated as participants under the plan and their respective benefits were established. Each participant in the plan was entitled to payments under the plan on specified dates, unless the participant’s employment with us terminated prior to that payment date for any reason other than a termination by the participant for “Good Reason” or a termination by us for any reason other than “Misconduct” or “Disability.” Payments under the plan were based on specified percentages of the participant’s annual compensation, including payments under our Supplemental Pay Plan. Each participant who became entitled to payments under the plan was paid 25% of the total amount payable to that participant on April 15, 2002, an additional 25% on October 15, 2002 and the final 50% was paid on November 20, 2002. We expensed $3 million, $2 million and $1 million, respectively, during the period from October 1, 2002 to December 19, 2002, fiscal 2002 and fiscal 2001, respectively, in connection with this Plan.

Severance Pay Plan

      On March 8, 2001, our Board of Directors approved our Severance Pay Plan, which has subsequently been amended. This Plan covers all of our non-unionized employees and was established to help us retain these employees by assuring them that they will receive some compensation in the event that their employment is adversely affected in specified ways. Under our Severance Pay Plan, any participant that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” is entitled to benefits under the plan. If a participant becomes entitled to benefits under the plan, we are required to provide the participant with a lump sum cash payment in an amount equivalent to two weeks of such participant’s base salary for each credited year of service, with a maximum payment of one year’s base salary. The amount of this lump sum payment is reduced, however, by the amount of any other separation, severance or termination payments made by us to the participant under any other plan or agreement, including our Key Employee Protection Plan, or pursuant to law.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition to the lump sum payment, for a period of six months after the participant’s termination date, the COBRA premium required to be paid by such participant for coverage under our medical and dental plans may not be increased beyond that required to be paid by active employees for similar coverage under those plans, as long as the participant makes a timely COBRA election and pays the regular employee premiums required under those plans and otherwise continues to be eligible for coverage under those plans.

      We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment.

Supplemental Bonus Plan

      On July 13, 2001, our Board of Directors approved our Supplemental Bonus Plan, which was subsequently amended. This Plan was designed to help us retain certain of our employees during the pendency of our bankruptcy proceedings and provide us with the ability to reward our employees who made extraordinary contributions and personal sacrifices in connection with our bankruptcy proceedings. Under our Supplemental Bonus Plan, our Board had the ability to designate employees as participants under the plan and determine the amount payable to those participants, subject to an overall limit of $1.4 million in payments. Approximately $0.8 million was expensed during fiscal 2002 and paid on November 20, 2002.

Supplemental Pay Plan

      On March 8, 2001, our Board of Directors approved our Supplemental Pay Plan. Historically, we have paid our senior level employees below-market salaries with the opportunity to earn above-market compensation through stock based incentives and significant bonuses in years when we achieve targeted levels of financial performance. Due to our financial difficulties at that time, the opportunity to earn additional compensation through these programs was significantly reduced, if not entirely eliminated. As a result, we established this plan to address the concern that the overall compensation provided to our senior level employees would always be below-market and, consequently, not adequate to retain these employees or attract new highly-qualified employees. A select group of management or highly compensated employees was designated as participants under this Plan and their respective benefits were established. Each payment under this Plan was a specified percentage of the participant’s annual base salary for fiscal 2001, and payments were made on or before the tenth day after the last day of each calendar quarter. Payments of $2 million were made pursuant to this Plan before the Plan was terminated effective June 30, 2003.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding Stock Options

      A summary of our stock option activity as of and for the year ended December 31, 2003 is presented below:

		Weighted-
		average
		exercise
	Shares	price

Outstanding at beginning of year	—	$—
Granted	348,500	31.60
Forfeited	—	—

Outstanding at end of year	348,500	$31.60

Options exercisable at end of year	—

      All outstanding options at December 31, 2003 have an exercise price of $31.60.

      The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2003

Expected life (years)	10.0
Expected volatility	42.0%
Expected dividend yield	—
Risk-free interest rate	3.85%
Weighted-average fair value of options granted during the year	$18.58

      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of the grant. Therefore no compensation expense has been recognized under APB 25.

      Prior to December 6, 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Holdings and, accordingly, prior periods are not presented.

9.     COMMITMENTS AND CONTINGENCIES

Product Contracts

      We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and DSIDA, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene and acrylonitrile to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

Lease Commitments

      We have entered into various non-cancelable long-term operating leases. Future minimum lease commitments at December 31, 2003, are as follows: 2004 — $0.3 million; 2005 — $0.3 million; 2006 — $0.3 million, 2007 — $0.3 million; 2008 — $0.3 million and thereafter — $1.4 million.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental and Safety

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

      We conduct environmental management programs designed to maintain compliance with applicable environmental requirements at all of our facilities. We routinely conduct inspection and surveillance programs designed to detect and respond to leaks or spills of regulated hazardous substances and to correct identified regulatory deficiencies. We believe that our procedures for waste handling are consistent with industry standards and applicable requirements. In addition, we believe that our operations are consistent with good industry practice. We continue to participate in Responsible Care® initiatives as a part of our membership in several trade groups, which are partner associations in the American Chemistry Council in the United States. Notwithstanding our efforts and beliefs, a business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors and their employees and the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.

      Our operating expenditures for environmental matters, mostly waste management and compliance of our continuing operations, were approximately $26 million in 2003 and approximately $25 million for fiscal 2002. We also spent approximately $3 million for environmentally related capital projects in 2003 and $1 million for these types of capital projects in fiscal 2002. In 2004, we anticipate spending approximately $9 million for capital projects related to waste management, incident prevention and environmental compliance. This increase is primarily attributable to capital projects associated with reductions of nitrogen oxide emissions mandated by the Texas Commission for Environmental Quality (which we refer to as the TCEQ) under the State Implementation Plan (the “SIP”) for compliance with the ozone provisions of the Clean Air Act discussed below. We do not expect to make any capital expenditures in 2004 related to remediation of environmental conditions

      Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The TCEQ has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide, volatile organic

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time. On December 13, 2002, the TCEQ adopted a revised SIP for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the EPA, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by approximately 80% by the end of 2007. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and imposes a site-wide cap on emissions of HRVOCs in 2006. We believe that we would need to make between $20 million and $25 million in capital improvements in order to comply with all of these new regulations. We anticipate that the majority of these capital expenditures and other expenses would need to be incurred over a four-year period beginning January 1, 2004. Under certain of our production agreements, we would be able to recover a small portion of these costs from them. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, more than offset the initial capital expenditures. However, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods would reduce the amount of capital expenditures required to be made by a meaningful amount.

      To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.

Legal Proceedings

      As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors’ estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization or negotiated settlements.

      A few issues remain outstanding before the Bankruptcy Court related to the allowability and classification of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

Ethylbenzene Release.

      On April 1, 1998, a chemical leak occurred when a line failed in the ethylbenzene unit at our Texas City facility. The released chemicals included ethylbenzene, benzene, polyethylbenzene and hydrochloric acid. We do not believe that any serious injuries were sustained, although a number of people sought medical examinations at local hospitals after a precautionary alert was given to neighboring communities. Five lawsuits and two additional interventions were filed against the Debtors involving approximately 571 plaintiffs and intervenors who sought unspecified amounts of damages. The lawsuit listed below, which involves only one remaining plaintiff and which seeks damages for personal injury, is the only remaining lawsuit related to this release.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Olivia Ellis v. Sterling Chemicals, Inc.; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas.

We have settled the Olivia Ellis case and have obtained approval of the settlement from the Bankruptcy Court. This settlement did not have a material impact on our financial statements. A Motion to Dismiss will be filed on behalf of the one remaining plaintiff and is expected to be approved by the judge in that case in the near future. To the extent that the lawsuit seeks a recovery from assets of the Debtors’ estates, the claim has been addressed in the Chapter 11 cases and will be paid only pursuant to the terms of the Plan of Reorganization or a negotiated settlement.

      Other Claims. We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the discharge injunction provided for in the Plan of Reorganization, and recoveries sought thereon from assets of the Debtors are subject to the terms of the Plan of Reorganization.

10.     SALES INFORMATION

      Sales to major customers constituting 10% or more of total revenues and export sales from continuing operations were as follows:

	Reorganized Sterling		Predecessor Sterling

				Fiscal Year	Fiscal Year
		December 20 to	October 1 to	Ended	Ended
	December 31,	December 31,	December 19,	September 30,	September 30,
	2003	2002	2002	2002	2001

			(Dollars in Thousands)
Major Customers:
BP p.l.c. and subsidiaries	$93,061	$3,595	$14,049	$60,095	$86,360
Customer B	69,533	*	*	*	*
Export Sales:
Export revenues	$224,595	$3,715	$15,996	$131,701	$181,925
Percentage of total revenues	38%	30%	16%	34%	24%

*	Does not comprise more than 10% of total revenue for the periods indicated, therefore not presented.

11.     FINANCIAL INSTRUMENTS

Concentrations of Risk

      We sell our products primarily to companies involved in the petrochemicals industry. We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. However, letters of credit are required by us on many of our export sales. Historically, our credit losses have been minimal.

      We maintain cash deposits with major banks, which from time to time may exceed federally insured limits. We periodically assess the financial condition of these institutions and believe that the likelihood of any possible loss is minimal.

Investments

      It is our policy to invest our excess cash in investment instruments or securities whose value is not subject to market fluctuations, such as certificates of deposit, repurchase agreements or Eurodollar deposits with domestic or foreign banks or other financial institutions. Other permitted investments include

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial paper of major United States corporations with ratings of A1 by Standard & Poor’s Ratings Group or P1 by Moody’s Investor Services, Inc., loan participations of major United States corporations with a short term credit rating of A1/ P1 and direct obligations of the United States Government or its agencies.

Fair Value of Financial Instruments

      The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturities of these instruments. As of December 31, 2003, the fair value of our long-term debt was $90.5 million based on its quoted price.

12.     CAPITAL STOCK

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

      Upon the effective date of the Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first Business Day of each calendar quarter. As our shares of Series A Preferred Stock are convertible into shares of our Common Stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of Common Stock. Since the initial issuance of Series A Preferred Stock, we have issued an additional 383.826 shares of our Series A Preferred Stock (convertible into 383,826 shares of our Common Stock) in dividends.

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

•	the liquidation preference for such shares (plus accrued and unpaid dividends), or

•	in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of Series A Preferred Stock been converted prior thereto or

•	in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to such change of control had such shares of Series A Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).

Upon the effective date of our Plan of Reorganization, we also issued warrants (the “Warrants”) to purchase, in the aggregate, 949,367 shares of common stock. Each Warrant represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).

13.     RELATED PARTY TRANSACTIONS

      Resurgence Asset Management, L.L.C. (“Resurgence”) has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Series A Preferred Stock and over 63% of our Common Stock, representing ownership of almost 79% of the total voting power of our equity. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our Common Stock, subject to adjustments. The holders of our Series A Preferred Stock are entitled to designate a number of our Directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our Directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on all matters presented to a vote of our stockholders. In addition, our shares of Series A Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock. Each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of Common Stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Since the initial issuance of our Series A Preferred Stock, we have issued an additional 383.826 shares of our Series A Preferred Stock (convertible into 383,826 shares of our common stock) in dividends, which represents in excess of 7% of the current total voting power of our equity securities. Five of our directors, Messrs. James B. Rubin, Byron J. Haney, Marc S. Kirschner, Robert T. Symington and Keith R. Whittaker, are employed by Resurgence. Pursuant to established policies of Resurgence, all director compensation earned by Messrs Rubin, Haney, Kirschner, Symington and Whittaker is paid to Resurgence. During 2003, we paid Resurgence an aggregate amount equal to $185,500 related to director compensation along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors. During the period October 1 to December 19, 2002, with the approval of the Bankruptcy Court, we made payments totaling approximately $1 million to Resurgence in reimbursement of certain expenses incurred by Resurgence in its role as the Investor in our Plan of Reorganization and in accordance with our contractual obligations.

14.     NEW ACCOUNTING STANDARDS

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method and requires separate identification and recognition of intangible assets, other than goodwill. The statement applies to all business combinations initiated after June 30, 2001 and also applies to entities emerging from bankruptcy. SFAS No. 142, which was effective for fiscal periods beginning after December 15, 2001, requires that an intangible asset that is acquired be initially recognized and measured based on its fair value. The statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No 141 was applied through the implementation of fresh-start accounting under the provisions of SOP 90-7. The adoption of SFAS No. 142 did not have a significant impact on our financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143, which we applied beginning on October 1, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. There was not a material impact on our financial statements upon the adoption of SFAS No. 143.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 was effective for us on October 1, 2002. Accordingly, we reported the sale of our pulp chemicals and acrylic fibers businesses that occurred on December 19, 2002 as discontinued operations in our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” One of the major changes under this statement impacts the accounting for the classification of gains and losses from the extinguishment of debt. We adopted SFAS No. 145 as part of our fresh-start accounting (see Note 3) upon our emergence from bankruptcy on December 19, 2002. As a result, we have classified gains and losses from our debt restructuring as a component of income (loss) from continuing operations in the accompanying consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements.

      In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends FASB SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted SFAS No. 148 through the implementation of fresh-start accounting under the provisions of SOP 90-7 and it did not have an impact on our financial statements. The disclosure requirements of SFAS No. 148 have been applied in the accompanying consolidated financial statements.

      In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was subsequently revised in December 2003. FIN 46 addresses whether equity investments should be consolidated based on guidelines associated with what party has financial risks and controlling financial interest. We adopted FIN 46 for our fiscal year ended December 31, 2003 and it did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirely, or as hybrid instruments with debt host contracts and embedded derivative features. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as

STERLING CHEMICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our financial statements.

      In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revised statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with the FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we do not believe that the effect of the Act will be material to our consolidated financial statements. The disclosure requirements of SFAS No. 132 have been applied in the accompanying consolidated financial statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Sterling Chemicals, Inc.:

      We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002 (Successor Company balance sheets) and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets) and cash flows for the year ended December 31, 2003, and the period from December 20, 2002 to December 31, 2002 (Successor Company operations) and for the period from October 1, 2002 to December 19, 2002 and the fiscal years ended September 30, 2002 and 2001 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the financial statements, on November 20, 2002, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on December 19, 2002. Accordingly, the accompanying financial statements have been prepared in conformity with AICPA Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Notes 1 and 3.

      In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, and for the period from December 20, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from October 1, 2002 to December 19, 2002 and the fiscal years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

      As disclosed in Note 1 to the financial statements, in December 2002, the Company changed its fiscal year-end from September 30 to December 31.

DELOITTE & TOUCHE LLP

Houston, Texas

March 19, 2004

STERLING CHEMICALS, INC. AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (unaudited)

		First	Second	Third	Fourth
	Year	Quarter	Quarter	Quarter	Quarter

	(Dollars in Thousands, Except Per Share Data)
Revenues	2003	$122,368	$120,610	$160,110	$187,635
	Fiscal 2002	63,355	61,922	136,392	120,132
Gross profit (loss)	2003	(2,125)	(9,299)	7,060	5,347
	Fiscal 2002	(4,210)	(3,170)	17,883	17,143
Net income (loss) from continuing operations(1)	2003	(3,540)	(9,775)	1,535	(1,443)
	Fiscal 2002	(23,204)	(22,676)	(484)	(6,252)
Income (loss) from discontinued operations(2)	2003	(634)	(342)	—	—
	Fiscal 2002	8,517	7,314	7,427	(6,628)
Net income (loss) attributable to common stockholders(3)	2003	(5,381)	(11,372)	230	(2,801)
Net income (loss) per share of common stock, basic and diluted(3)	2003	(1.90)	(4.03)	0.08	(0.99)

(1)	We incurred $17.0 million in reorganization items in fiscal 2002 as a result of our Chapter 11 proceedings. Contractual interest expense not paid or accrued was $49 million in fiscal 2002.

(2)	Pursuant to the Plan of Reorganization, on December 19, 2002, the Debtors’ pulp chemicals business was sold to Superior Propane for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling’s consolidated balance sheet.

(3)	In fiscal 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Holdings and, accordingly, net income (loss) attributable to common stockholders and per share data are not presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 11.	Executive Compensation

      Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

      Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2004 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

      (a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Consolidated Financial Statements. See “Item 8. Financial Statements and Supplementary Data — Index to Financial Statements.”

2. Consolidated Financial Statement Schedules. All schedules for which provision is made in Regulation S-X either are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3. Exhibits. See the Exhibit Index for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of
Regulation S-K.

      (b) Reports on Form 8-K.

1. On December 12, 2003, we filed a Current Report on Form 8-K reporting Items 5 and 7 related to the settlement of certain disputes with Monsanto Company and the planned restart of the DSIDA production facility.

      (c) Exhibit index.

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
**3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc.
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
4.1	—	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).
4.2	—	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).
4.3	—	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).
4.4	—	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).
4.5	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
4.6	—	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number		Description of Exhibit

10.1	—	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/ Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.1(a)	—	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/ Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.2	—	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/ Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.3	—	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/ Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.4*	—	Sterling Chemicals, Inc. 2002 Stock Plan (incorporated herein by reference to Exhibit 6 to our Form 8-A filed on December 19, 2002).
10.5*	—	Third Amended and Restated Key Employee Protection Plan, incorporated by reference from Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
10.6*	—	Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.6(a)*	—	First Amendment to Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.2(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
**10.7*	—	Third Amended and Restated Severance Pay Plan.
10.8*	—	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(a)*	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 31, 1997) (incorporated herein by reference from Exhibit 10.4(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 1, 1997) (incorporated herein by reference from Exhibit 10.4(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of November 1, 1998) (incorporated herein by reference from Exhibit 10.4(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(d)*	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.4(d) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number		Description of Exhibit

10.8(e)*	—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of April 1, 1999) (incorporated herein by reference from Exhibit 10.4(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(f)*	—	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 14, 1999) (incorporated herein by reference from Exhibit 10.4(f) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(g)*	—	Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(h)*	—	Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(i)*	—	Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(j)*	—	Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**10.8(k)*	—	Eleventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
10.9*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
10.10*	—	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).
10.11	—	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.11(a)	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(b)	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(c)	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(d)	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(e)	—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number			Description of Exhibit

10.11(f)		—	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**10.11(g)		—	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.
10.12*		—	Sterling Chemicals, Inc. Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12(a)	*	—	First Amendment to the Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).
10.12(b)	*	—	Second Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(c)	*	—	Third Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.7 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(d)	*	—	Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.13		—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, September 28, 2002 to May 1, 2004 (incorporated herein by reference from Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.14*		—	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.15*		—	Employment Agreement dated as of January 23, 2001 among David G. Elkins, Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.16*		—	Severance Agreement dated effective as of January 2, 2003 between David G. Elkins and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.10 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.17*		—	Settlement Agreement, Waiver and General Release dated March 17, 2003 between Frank P. Diassi and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the transition period ended March 31, 2003).
+10.18		—	Amended and Restated Production Agreement dated March 31, 1998 between BP Chemicals, Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.19		—	Joint Venture Agreement dated March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.19(a)		—	First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.26(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC File Number 333-04343-01)).

Exhibit
Number		Description of Exhibit

+10.20	—	Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
+10.21	—	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.21(a)	—	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
+10.22	—	Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by referenced from Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (SEC File Number 333-04343-01)).
10.23	—	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
10.24	—	Asset and Stock Purchase Agreement dated as of November 13, 2002 among Sterling Chemicals, Inc. and Sterling Canada, Inc., Sterling Pulp Chemicals US Inc., Sterling Pulp Chemicals, Inc. and Sterling Chemicals Acquisitions, Inc., as Sellers, and Superior Propane Inc., as Purchaser (incorporated herein by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.25	—	Investment Agreement dated as of October 11, 2002 among Sterling Chemicals Holdings, Inc., Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
14.1	—	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**21.1	—	Subsidiaries of Sterling Chemicals, Inc.
**23.1	—	Consent of Deloitte & Touche LLP.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer
99.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).
**99.2	—	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc.

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

By	/s/ RICHARD K. CRUMP

Richard K. Crump
President, Chief Executive Officer and Director

By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President-Finance and
Chief Financial Officer

Date: March 19, 2004

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ RICHARD K. CRUMP Richard K. Crump	President, Chief Executive Officer and Director	March 19, 2004
Principal Financial Officer:

/s/ PAUL G. VANDERHOVEN Paul G. Vanderhoven	Senior Vice President-Finance and Chief Financial Officer	March 19, 2004
Principal Accounting Officer:

/s/ JOHN R. BEAVER John R. Beaver	Vice President, Corporate Controller	March 19, 2004

/s/ JAMES B. RUBIN James B. Rubin	Chairman of the Board of Directors	March 19, 2004

/s/ BYRON J. HANEY Byron J. Haney	Director	March 19, 2004

/s/ MARC S. KIRSCHNER Marc S. Kirschner	Director	March 19, 2004

/s/ ROBERT T. SYMINGTON Robert T. Symington	Director	March 19, 2004

/s/ KEITH R. WHITTAKER Keith R. Whittaker	Director	March 19, 2004

/s/ JOHN W. GILDEA John W. Gildea	Director	March 19, 2004

/s/ THOMAS P. KRASNER Thomas P. Krasner	Director	March 19, 2004

/s/ DR. PETER TING KAI WU Dr. Peter Ting Kai Wu	Director	March 19, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
**3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc.
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
4.1	—	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).
4.2	—	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).
4.3	—	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).
4.4	—	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).
4.5	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
4.6	—	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.1	—	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/ Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number		Description of Exhibit

10.1(a)	—	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/ Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.2	—	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/ Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.3	—	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/ Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.4*	—	Sterling Chemicals, Inc. 2002 Stock Plan (incorporated herein by reference to Exhibit 6 to our Form 8-A filed on December 19, 2002).
10.5*	—	Third Amended and Restated Key Employee Protection Plan, incorporated by reference from Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
10.6*	—	Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.6(a)*	—	First Amendment to Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.2(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
**10.7*	—	Third Amended and Restated Severance Pay Plan.
10.8*	—	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(a)*	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 31, 1997) (incorporated herein by reference from Exhibit 10.4(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 1, 1997) (incorporated herein by reference from Exhibit 10.4(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of November 1, 1998) (incorporated herein by reference from Exhibit 10.4(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(d)*	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.4(d) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(e)*	—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of April 1, 1999) (incorporated herein by reference from Exhibit 10.4(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number		Description of Exhibit

10.8(f)*	—	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 14, 1999) (incorporated herein by reference from Exhibit 10.4(f) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(g)*	—	Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(h)*	—	Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(i)*	—	Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(j)*	—	Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**10.8(k)*	—	Eleventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
10.9*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
10.10*	—	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).
10.11	—	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.11(a)	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(b)	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(c)	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(d)	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(e)	—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(f)	—	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**10.11(g)	—	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.

Exhibit
Number			Description of Exhibit

10.12*		—	Sterling Chemicals, Inc. Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12(a)	*	—	First Amendment to the Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).
10.12(b)	*	—	Second Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(c)	*	—	Third Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.7 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(d)	*	—	Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.13		—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, September 28, 2002 to May 1, 2004 (incorporated herein by reference from Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.14*		—	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.15*		—	Employment Agreement dated as of January 23, 2001 among David G. Elkins, Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.16*		—	Severance Agreement dated effective as of January 2, 2003 between David G. Elkins and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.10 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.17*		—	Settlement Agreement, Waiver and General Release dated March 17, 2003 between Frank P. Diassi and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the transition period ended March 31, 2003).
†10.18		—	Amended and Restated Production Agreement dated March 31, 1998 between BP Chemicals, Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
†10.19		—	Joint Venture Agreement dated March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
†10.19(a)		—	First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.26(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC File Number 333-04343-01)).
†10.20		—	Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

Exhibit
Number		Description of Exhibit

†10.21	—	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
†10.21(a)	—	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
†10.22	—	Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by referenced from Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (SEC File Number 333-04343-01)).
10.23	—	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
10.24	—	Asset and Stock Purchase Agreement dated as of November 13, 2002 among Sterling Chemicals, Inc. and Sterling Canada, Inc., Sterling Pulp Chemicals US Inc., Sterling Pulp Chemicals, Inc. and Sterling Chemicals Acquisitions, Inc., as Sellers, and Superior Propane Inc., as Purchaser (incorporated herein by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.25	—	Investment Agreement dated as of October 11, 2002 among Sterling Chemicals Holdings, Inc., Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
14.1	—	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**21.1	—	Subsidiaries of Sterling Chemicals, Inc.
**23.1	—	Consent of Deloitte & Touche LLP.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer
99.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).
**99.2	—	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc.

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

†	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.