Form 10-Q
period 2004-03-31
STERLING CHEMICALS INC
filed 2004-05-13
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 000-50132

Sterling Chemicals, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	76-0502785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

333 Clay Street, Suite 3600 Houston, Texas 77002-4109	(713) 650-3700
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☑          No ☐.

      As of April 30, 2004, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

      Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-Q refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.

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

      Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	the timing and extent of changes in commodity prices;

•	petrochemicals industry production capacity and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products;

•	competition, including competitive products and pricing pressures;

•	obsolescence of product lines;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

•	our ability to obtain raw materials, energy and ocean-going vessels at acceptable prices, in a timely manner and on acceptable terms;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity and

•	various other matters, many of which are beyond our control.

      The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (our “Annual Report”), include additional factors that could adversely affect our business, results of operations and financial condition and performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Known Events, Trends, Uncertainties and Risk Factors” contained in our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, no assurances can be given that such expectations will prove to have been correct.

ii

Subsequent Events

      All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 12, 2004, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 12, 2004 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

Document Summaries

      Descriptions of documents and agreements contained in this Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q.

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

iii

STERLING CHEMICALS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 6. Exhibits and Reports on Form 8-K	21
Fourth Amended and Restated Key Employee PP
Letter of Deloitte & Touche LLP
Rule 13a-14a Certification of CEO
Rule 13a-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except share data)
	(Unaudited)
Revenues	$147,902	$122,368
Cost of goods sold	157,701	124,493

Gross loss	(9,799)	(2,125)
Selling, general and administrative expenses	3,181	4,686
Other income	—	(3,678)
Interest and debt related expenses, net of interest income	2,529	1,838

Loss from continuing operations before income tax	(15,509)	(4,971)
Benefit for income taxes	(5,649)	(1,431)

Loss from continuing operations	(9,860)	(3,540)
Loss from discontinued operations, net of tax expense	—	(634)

Net loss	$(9,860)	$(4,174)
Preferred stock dividends	1,412	1,207

Net loss attributable to common stockholders	$(11,272)	$(5,381)

Net loss per share of common stock, basic and diluted	$(3.99)	$(1.90)

Weighted average shares outstanding:
Basic and diluted	2,825,000	2,825,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,198	$42,384
Accounts receivable, net	63,777	87,565
Inventories	66,755	61,583
Prepaid expenses	5,415	6,430
Deferred tax asset	9,221	9,081

Total current assets	175,366	207,043
Property, plant and equipment, net	274,703	277,613
Goodwill	48,463	48,463
Other assets, net	19,095	17,384

Total assets	$517,627	$550,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,846	$64,833
Accrued liabilities	25,886	24,045

Total current liabilities	69,732	88,878
Long-term debt	100,579	100,579
Deferred tax liability	44,337	49,909
Deferred credits and other liabilities	88,109	86,407
Redeemable preferred stock	36,706	35,294
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	203,990	205,402
Accumulated deficit	(25,603)	(15,743)
Accumulated other comprehensive loss	(251)	(251)

Total stockholders’ equity	178,164	189,436

Total liabilities and stockholders’ equity	$517,627	$550,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(9,860)	$(3,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,094	6,521
Interest amortization	99	63
Deferred tax benefit	(5,712)	(1,692)
Other	—	(1)
Change in assets/liabilities:
Accounts receivable	23,788	(17,848)
Inventories	(5,172)	(8,242)
Prepaid expenses	1,015	(879)
Other assets	(2,632)	204
Accounts payable	(20,987)	994
Accrued liabilities	1,841	595
Other liabilities	1,702	1,022

Net cash used in operating activities	(8,824)	(22,803)

Cash flows used in investing activities:
Capital expenditures	(3,362)	(1,892)

Cash flows from financing activities:
Other	—	—

Net decrease in cash and cash equivalents from continuing operations	(12,186)	(24,695)
Cash and cash equivalents — beginning of period	42,384	99,818

Cash and cash equivalents — end of period	$30,198	$75,123

Supplemental disclosures of cash flow information:
Net interest paid (received)	$112	$(782)
Cash paid for reorganization items	—	12,701

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Interim Financial Information:

      In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three-month periods ended March 31, 2004 and March 31, 2003, respectively. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. Certain amounts reported in the financial statements for the prior periods have been reclassified to conform with the current financial statement presentation with no effect on net loss or stockholders’ equity.

      The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (our “Annual Report”). The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of December 31, 2003 included in our Annual Report. The accompanying condensed consolidated financial statements, as of March 31, 2004 and for the three-month periods ended March 31, 2004 and March 31, 2003, respectively, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose report is included herein.

Recent Developments:

      On April 2, 2004, we entered into a Purchase and Sale Agreement with Sigma Investment Holdings, L.L.C. (“Sigma”) that governs the possible sale of our idled methanol plant. If the sale is consummated, the purchaser has informed us that they will dismantle the methanol plant and reassemble it in Asia. Under our Methanol Production Agreement with BP Amoco Chemical Co. (“BP Chemicals”), BP Chemicals is entitled to a portion of the net proceeds from any sale of our methanol plant. After taking into account sales commissions and various costs and expenses we will incur in connection with preparing the methanol plant for dismantling, as well as the distribution to BP Chemicals, we expect to retain approximately $3 million from any sale of our methanol plant to Sigma. Under the Purchase and Sale Agreement, the sale of our methanol plant is anticipated to occur during the second quarter of 2004. The methanol plant assets were not ascribed any value upon the application of fresh start accounting in 2002, therefore no assets have been recorded as “held for sale”.

      We have approximately 180 hourly employees at our Texas City facility, all of whom are represented by The Texas City Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our collective bargaining agreement with the Union expired on May 1, 2004 and, on May 3, 2004, the Union ordered its members to walk off the job after rejecting our final and concluding offer. However, on May 7, 2004, the Union’s membership voted to end the strike and return to work. We expect to complete the process of reassimilating our workforce over the next few days although a new collective bargaining agreement has not been ratified by the Union. We and the Union have, however, agreed that a new strike or a lockout may not be called on less than 48 hours notice. We will be resuming negotiations with the Union over the next few weeks and hope to enter into a new collective bargaining agreement with our hourly workforce in the near future, although no assurances can be given to that effect. During the strike, we have been able to operate our facilities and supply our customers without interruption.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bankruptcy Reorganization:

      On July 16, 2001, Sterling Chemicals Holdings, Inc. (“Holdings”), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002.

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger. Upon the effectiveness of the Plan of Reorganization, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates’ managed funds and accounts (collectively, the “Investor”), paid $30 million for certain shares of Reorganized Sterling’s Series A Convertible Preferred Stock. An additional $30 million was contributed to Reorganized Sterling in exchange for 2,175,000 shares of Reorganized Sterling’s common stock pursuant to a rights offering made available to the Debtors’ unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. In addition, upon the effectiveness of the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), received pro rata shares of 11.7% of Reorganized Sterling’s common stock (on a fully diluted basis assuming the conversion of all shares of Reorganized Sterling’s Series A Convertible Preferred Stock into shares of Reorganized Sterling’s common stock) and warrants to acquire 949,367 shares of Reorganized Sterling’s common stock at an exercise price of $52 per share (subject to adjustment).

      Pursuant to the Plan of Reorganization, on December 19, 2002 the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. for $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. Following these sales, Reorganized Sterling retained $80 million of the net proceeds from the sale of the Debtors’ pulp chemicals business and Reorganized Sterling owned and operated only the Debtors’ core petrochemicals business. The remaining net proceeds from the sale of the Debtors’ pulp chemicals business were paid to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes (the “12 3/8% Notes”), who also received $94.3 million in principal amount of new 10% Senior Secured Notes due 2007 issued by Reorganized Sterling (our “Secured Notes”) in satisfaction of their claims. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported activity pertaining to the Debtors’ prior pulp chemicals and acrylic fibers businesses as discontinued operations in the condensed consolidated statements of operations.

      On December 19, 2002, Reorganized Sterling also established a new revolving credit facility providing up to $100 million in revolving credit loans (subject to borrowing base limitations) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (the “Revolver”). As of March 31, 2004, we had not borrowed any money under the Revolver, although we had $1 million in letters of credit outstanding.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Stock-Based Compensation

      In connection with the implementation of the Plan of Reorganization, we adopted our 2002 Stock Plan. Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. We have reserved 379,747 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment) and on February 11, 2003, we granted options to purchase 348,500 shares of our common stock at an exercise price of $31.60 per share.

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

      The following table illustrates the effect on our net loss and loss per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period, calculated pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. There were no options outstanding under our 2002 Stock Plan prior to February 11, 2003.

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands,
	except share data)
Net loss attributable to common stockholders, as reported	$(11,272)	$(5,381)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	432	297

Pro forma net loss	$(11,704)	$(5,678)

Loss per share attributable to common stockholders:
As reported	$(3.99)	$(1.90)
Pro forma	(4.14)	(2.01)

3.	Inventories

	March 31,	December 31,
	2004	2003

	(Dollars in thousands)
Finished products	$37,505	$37,944
Raw materials	13,531	16,480
Inventories under exchange agreements	9,898	1,325
Stores and supplies	5,821	5,834

	$66,755	$61,583

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in principal amount of Secured Notes to the holders of Predecessor Sterling’s 12 3/8% Notes. The Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. The Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. The Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      The Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. Subject to compliance with the terms of the Revolver, we may redeem the Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the Secured Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

      The indenture governing the Secured Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

      On December 19, 2002, we established our Revolver with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The Revolver has an initial term ending on September 19, 2007. Under the Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2004, total credit available under the Revolver was limited to $70 million due to these borrowing base limitations. As of March 31, 2004, we had not borrowed any money under the Revolver, although we had $1 million in letters of credit outstanding, leaving unused borrowing capacity under the Revolver of $69 million.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization on a monthly basis if, for 15 consecutive days, unused availability under the Revolver plus cash on hand is less than $20 million. The Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

5.	Commitments and Contingencies

Product Contracts:

      We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and disodium iminodiacetic acid, or DSIDA, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.

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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by approximately 80% by the end of 2007. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and imposes a site-wide cap on emissions of HRVOCs in 2006. We believe that we will need to make between $20 million and $25 million in capital improvements in order to comply with all of these new regulations. We anticipate that the majority of these capital expenditures and other expenses will be incurred over a four-year period that began on January 1, 2004. Under certain of our production agreements, we should be able to recover a small portion of these costs from the other parties to these agreements. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, substantially offset the initial capital expenditures. However, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods would reduce the net amount of capital expenditures required to be made by a meaningful amount.

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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Ethylbenzene Release. A description of this release can be found under “Legal Proceedings” in Note 9 of the Notes to Consolidated Financial Statements included in our Annual Report. The lawsuit listed below, which involves only one plaintiff, was the only remaining lawsuit related to this release. This lawsuit sought damages for personal injury:

•	Olivia Ellis v. Sterling Chemicals, Inc; Case No. JC5000305; In Justice Court No. 5 of Galveston County, Texas.

      We have settled the Olivia Ellis case and have obtained approval of the settlement from the Bankruptcy Court. This settlement did not have a material impact on our financial statements. A Motion to Dismiss was filed on behalf of the one remaining plaintiff and was approved by the judge in that case.

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

6.	Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, we adopted SFAS No. 132 (which was revised in 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

      Net periodic pension costs consisted of the following components:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Service cost	$828	$828
Interest cost	1,909	1,909
Expected return on plan assets	(1,301)	(1,301)

Net pension costs	$1,436	$1,436

      Other postretirement benefits costs consisted of the following components:

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands)
Service cost	$111	$115
Interest cost	563	584
Amortization of plan amendment	(119)	(119)

Net plan costs	$555	$580

7.	New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46-R, “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We have evaluated whether the provisions of FIN 46-R are applicable to our investments, certain of which are currently accounted for by the equity method, as well as other arrangements, which may meet the criteria of the interpretation, and believe that there are currently no arrangements that meet the definition of a variable interest entity which would require consolidation.

      In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revised statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The disclosure requirements of SFAS No. 132 have been applied in the accompanying condensed consolidated financial statements.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with the FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we do not believe that the effect of the Act will be material to our condensed consolidated financial statements.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of the Company as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas

May 12, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.

Recent Developments

      On April 2, 2004, we entered into a Purchase and Sale Agreement with Sigma Investment Holdings, L.L.C. (“Sigma”) that governs the possible sale of our idled methanol plant. If the sale is consummated, the purchaser has informed us that they will dismantle the methanol plant and reassemble it in Asia. Under our Methanol Production Agreement with BP Amoco Chemical Co. (“BP Chemicals”), BP Chemicals is entitled to a portion of the net proceeds from any sale of our methanol plant. After taking into account sales commissions and various costs and expenses we will incur in connection with preparing the methanol plant for dismantling, as well as the distribution to BP Chemicals, we expect to retain approximately $3 million from any sale of our methanol plant to Sigma. Under the Purchase and Sale Agreement, the sale of our methanol plant is anticipated to occur during the second quarter of 2004.

      We have approximately 180 hourly employees at our Texas City facility, all of whom are represented by The Texas City Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our collective bargaining agreement with the Union expired on May 1, 2004 and, on May 3, 2004, the Union ordered its members to walk off the job after rejecting our final and concluding offer. However, on May 7, 2004, the Union’s membership voted to end the strike and return to work. We expect to complete the process of reassimilating our work force over the next few days although a new collective bargaining agreement has not been ratified by the Union. We and the Union have, however, agreed that a new strike or a lockout may not be called on less than 48 hours notice. We will be resuming negotiations with the Union over the next few weeks and hope to enter into a new collective bargaining agreement with our hourly workforce in the near future, although no assurances can be given to that effect. During the strike, we have been able to operate our facilities and supply our customers without interruption.

Business Overview

      We manufacture a variety of petrochemicals. However, our financial performance is largely dependent on the performance of our styrene and acrylonitrile operations, with our styrene operations having the most influence on our results. Styrene and acrylonitrile are commodities and exhibit wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. Our other products, while also commodities, tend to produce fairly consistent results over time. Since our inception, our business strategy has centered on an effort to take advantage of the high margins that can be realized during the “peaks” in the market cycles to generate significant amounts of net income, which we believe will provide us greater average returns over time. Consequently, a large portion of our styrene capacity is uncommitted and available for sale in the spot markets. While having available uncommitted capacity can lead to dramatically improved financial performance during periods when the balance of supply and demand favors producers, it also causes negative market conditions to affect us more severely than most of our competitors in terms of sales volumes and margins.

      The financial performance of each of our products is primarily a function of sales prices, the cost of raw materials and energy and sales volumes. While changes in the prices for our products may be tracked through a variety of sources, a change in price does not necessarily result in a corresponding change in our financial performance. When the prices of our products increase or decrease, our overall financial performance may improve, decline or stay roughly the same depending upon the extent and direction of changes in our costs for raw materials and energy and our production rates. For most of our products, the combined cost of raw materials and energy resources is far greater than all other costs of production combined. We use significant amounts of natural gas as fuel in the production of our products, and the producers of most of our raw materials use significant amounts of natural gas in their production. As a result, our production and raw materials costs are significantly influenced by changes in the price for natural gas.

      Sales volumes influence our overall financial performance in a variety of ways. As a general rule, increases in sales volumes will result in an increase in overall revenues and vice versa, although this is not necessarily the case since the prices for some of our products can change dramatically from month-to-month. More importantly, changes in production rates impact the average cost per pound of the products produced. If more pounds are produced, our fixed costs are spread over a greater number of pounds resulting in a lower average cost to produce each pound. In addition, our production rates influence the overall efficiency of our manufacturing unit and affect our raw materials conversion yields.

      During the first quarter of 2004, we performed maintenance turnarounds on our styrene and acrylonitrile production facilities. Our styrene facility was shut down for four weeks in connection with the turnaround of that facility, while our acrylonitrile facility was shut down for seven weeks. As a result, our ability to produce styrene and acrylonitrile was limited during the quarter. Styrene prices during the first quarter of 2004 were fairly high from an historical perspective, and demand for styrene currently appears to be strong on a global basis. However, despite these relatively high prices and strong demand, United States styrene producers have not as yet realized sizable margins on their styrene sales due to high energy costs and raw materials prices. As previously mentioned, the combined cost of raw materials and energy resources is far greater than all other costs of production combined, with the cost of benzene having more effect on our overall styrene manufacturing costs than any other raw material. Costs for both benzene and ethylene increased during the first quarter of 2004 from those paid during 2003, primarily due to the high cost for crude oil and several planned and unplanned outages at benzene and ethylene manufacturing facilities. These high regional costs for energy and raw materials severely limited our ability to sell styrene to the export markets during the first quarter of 2004 and resulted in our operating at reduced rates. While somewhat lower than the current quarter, we also experienced high raw materials prices and lower operating rates during the first quarter of 2003. However, the high raw materials prices in the first calendar quarter of 2003 were driven by concerns over the possible war with Iraq (the so called “war premium” on crude oil and its derivatives), rather than the balance of supply and demand for benzene and ethylene. In early April, benzene costs escalated further to historical highs for both spot and contract volumes. While spot benzene prices have moderated somewhat in the last few weeks, we expect the prices we pay for benzene during the second quarter of 2004 to be at record high levels.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues, Cost of Goods Sold and Net Loss

      Our revenues were $148 million for the first quarter of 2004, compared to the $122 million in revenues recorded in the first quarter of 2003. This increase in revenues was primarily due to the restart in the second and third quarters of 2003 of our acrylonitrile facility. We recorded a net loss attributable to common stockholders of $11 million for the first quarter of 2004, compared to the net loss attributable to common stockholders of $5 million that we recorded for the first quarter of 2003. This increase in net loss was primarily due to the performance of maintenance turnarounds on our styrene and acrylonitrile production facilities during the first quarter of 2004. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 18 to 24 months. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2004, we performed turnarounds of both our styrene and acrylonitrile units and our operating income for the quarter was reduced by $14 million due to the maintenance costs associated with these turnarounds.

      Revenues from our styrene operations were $94 million for the first quarter of 2004, an increase of 4% from the $91 million in revenues recorded from these operations for the first quarter of 2003. This increase in revenues from our styrene operations resulted primarily from increased sales of ethylbenzene, an intermediate product we produce from ethylene and benzene and then typically convert into styrene. Increased revenues associated with these ethylbenzene sales were partially offset by the impact of the scheduled maintenance turnaround of our styrene facility on sales volumes during the first quarter of 2004. Our total sales volumes of styrene for the first quarter of 2004 decreased 26% from those realized during the first quarter of 2003, primarily due to the decrease in production during the first quarter of 2004 that occurred as a result of the performance of the maintenance turnaround. Direct sales prices for styrene during the first quarter of 2004 increased 7% over those realized during the first quarter of 2003. During the first quarter of 2004, the prices we paid for benzene and ethylene, the two primary raw materials required for styrene, increased 4% and 11% respectively, from the prices we paid for these products during the same period in 2003. However, the average price we paid for natural gas for the first quarter of 2004 decreased 18% compared to the average price we paid for natural gas during the first quarter of 2003. The costs related to the maintenance turnaround of our styrene facility during the first quarter of 2004, together with the higher prices we paid for benzene and ethylene, more than offset the increase in direct sales prices and caused the margins on our styrene sales for the first quarter of 2004 to decrease from those realized during the first quarter of 2003.

      Revenues from our acrylonitrile operations were $25 million in the first quarter of 2004 compared to the $1 million in revenues recorded from these operations in the first quarter of 2003 before our acrylonitrile unit and related derivative units were restarted. However, gross margins during the first quarter of 2004 were approximately the same as 2003 because of the turnaround costs we incurred during the first quarter of 2004. On January 17, 2004, we shut down our acrylonitrile plant (unrelated to our planned styrene turnaround taken at the same time) due to a propylene shortage and took the opportunity to perform maintenance work to correct plant problems that were causing excessive propylene and ammonia use. Adequate propylene supply was secured in early March to restart the plant. The propylene market is expected to come into balance in the second quarter of 2004, resulting in adequate propylene availability for the remainder of 2004. During the first quarter of 2003, gross margin was negatively impacted by the continued shutdown of the acrylonitrile unit.

      Revenues from our other petrochemicals operations, primarily acetic acid, plasticizers and methanol, were $28 million for the first quarter of 2004, a decrease of 9% from the $31 million in revenues received from these operations during the first quarter of 2003. This decrease in revenues resulted primarily from the absence of payments under our methanol production agreement with Methanex Corporation, which expired on December 31, 2003.

Selling, General and Administrative (“SG&A”) Expenses

      Our SG&A expenses for the first quarter of 2004 were $3 million compared to the $5 million in SG&A expenses we recorded for the first quarter of 2003. This decrease was largely due to the absence of costs that were incurred in the first quarter of 2003 for bankruptcy related professional fees and ongoing matters related to our emergence from bankruptcy on December 19, 2002.

Liquidity and Capital Resources

      On July 16, 2001, Sterling Chemicals Holdings, Inc., Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code. Due to the Debtors’

emergence from bankruptcy and the implementation of fresh-start accounting, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002.

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in principal amount of 10% Senior Secured Notes due 2007 (our “Secured Notes”) to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes. The Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. The Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. The Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      The Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. The June 15, 2004 interest payment will be paid in cash. Subject to compliance with the terms of the Revolver, we may redeem the Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase the Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. We are also required to offer to repurchase the Secured Notes at 100% of the outstanding principal amount thereof plus accrued and unpaid interest in the event of certain other sales of assets.

      The indenture governing the Secured Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

      On December 19, 2002, we established our revolving credit facility (the “Revolver”) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The Revolver has an initial term ending on September 19, 2007. Under the Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2004, total credit available under the Revolver was limited to $70 million due to these borrowing base limitations. As of March 31, 2004, we had not borrowed any money under the Revolver, although we had $1 million in letters of credit outstanding, leaving unused borrowing capacity under the Revolver of $69 million.

      Our liquidity (i.e., cash and cash equivalents plus total credit available under the Revolver, subject to the conditions to borrowings under the Revolver) was $99 million at March 31, 2004, a decrease of $17 million compared to our liquidity at December 31, 2003. This decrease was primarily due to the completion of maintenance turnarounds of our styrene and acrylonitrile units during the first quarter of 2004. The total cost of these turnarounds, including maintenance expense, catalyst installation and capital projects, was $21 million.

      The Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization on a monthly basis if, for 15 consecutive days, unused availability under the Revolver plus cash on hand is less than $20 million. The Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

      We believe that our cash on hand, together with credit available under the Revolver and internally generated funds, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

      Our working capital at March 31, 2004 was $106 million, a decrease of $12 million from our working capital of $118 million on December 31, 2003. This decrease in working capital was primarily due to negative cash flows from operations, which were influenced by costs related to the maintenance turnarounds described above and capital expenditures.

Cash Flow

      Net cash used in our operations was $9 million during the first quarter of 2004, whereas net cash used in our operations during the first quarter of 2003 was $23 million. During the first quarter of 2004, we experienced a significant decrease in accounts receivable, which was offset by an increase in accounts payable. In the first quarter of 2003, however, we experienced a large increase in accounts receivable while accounts payable remained constant. The reduction in accounts receivable during the first quarter of 2004 was primarily due to the reduced sales of styrene and acrylontrile resulting from the turnarounds of these units. Net cash flow used in our investing activities, which was for capital expenditures, was $3 million during the first quarter of 2004 compared to the $2 million of net cash flow we used in our investing activities during the first quarter of 2003. We did not record any cash provided by or used in financing activities during the first quarters of 2004 or 2003.

Capital Expenditures

      Our capital expenditures were $3 million during the first quarter of 2004 and $2 million during the first quarter of 2003. During the remainder of 2004, capital expenditures are anticipated to be approximately $20 million to $25 million, primarily for routine safety, environmental and equipment replacement matters.

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

New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46-R, “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We have evaluated whether the provisions of FIN 46-R are applicable to our investments, certain of which are currently accounted for by the equity method, as well as other arrangements, which may meet the criteria of the interpretation, and believe that there are currently no arrangements that meet the definition of a variable interest entity which would require consolidation.

      In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revised statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The disclosure requirements of SFAS No. 132 have been applied in the accompanying condensed consolidated financial statements.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In accordance with the FAS 106-1, we have elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. However, we do not believe that the effect of the Act will be material to our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. We do not currently have exposure to changing U.S. interest rates, as there are no draws outstanding under our Revolver. However, the fair value of the Secured Notes may vary in response to changing interest rates. The Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on the Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%.

Item 4.	Controls and Procedures

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      The information under “Legal Proceedings” and “Other Claims” in Note 5 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      On January 26, 2004, the holders of 100% of our Series A Convertible Preferred Stock acted by written consent to approve an amendment and restatement of the Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock. The amendment to the existing Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Stock cured an ambiguity in the prior document in a manner that did not materially limit or qualify the rights of the holders of our common stock. Only the holders of our Series A Convertible Preferred Stock were entitled to vote on this amendment and restatement. The disinterested members of our Board of Directors unanimously approved the amendment and restatement at a telephonic Board meeting held on January 27, 2004. The Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock is attached to our Form 10-K for the fiscal year ended December 31, 2003 as Exhibit 3.2.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits: The following exhibits are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**10.1	—	Fourth Amended and Restated Key Employee Protection Plan.
**15.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

      (b) Reports on Form 8-K.

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

By	/s/ RICHARD K. CRUMP

Richard K. Crump
President and Chief Executive Officer

Date: May 12, 2004

By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President — Finance
and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**10.1	—	Fourth Amended and Restated Key Employee Protection Plan.
**15.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith