Form 10-Q
period 2004-06-30
STERLING CHEMICALS INC
filed 2004-08-11
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

or

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

      As of July 31, 2004, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.

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

      Readers should consider the following information as they review this Form 10-Q:

Forward-Looking Statements

      Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	the cyclicality of the petrochemicals industry;

•	current and future industry conditions;

•	the potential effects of market and industry conditions and cyclicality on our business strategy, results of operations or financial position;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of and requirements for financial resources;

•	future contractual obligations;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future dividends;

•	financing plans;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.

i

      Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	the timing and extent of changes in commodity prices;

•	petrochemicals industry production capacity and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products;

•	competition, including competitive products and pricing pressures;

•	obsolescence of product lines;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

•	our ability to obtain raw materials, energy and ocean-going vessels at acceptable prices, in a timely manner and on acceptable terms;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity; and

•	various other matters, many of which are beyond our control.

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

ii

Subsequent Events

      All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 10, 2004, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 10, 2004 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

iii

STERLING CHEMICALS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 6. Exhibits and Reports on Form 8-K	24
12th Amend. to Amended Salaried Employees' Pension Plan
13th Amend.to Amended Salaried Employees' Pension Plan
8th Amend.to Hourly Paid Employee's Pension Plan
5th Amend.to 6th Amended Savings & Investment Plan
Articles of Agreement
Letter of Deloitte & Touche LLP
Rule 13a-14a Certification of CEO
Rule 13a-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except share data)

	(Unaudited)
Revenues	$184,375	$120,610	$332,277	$242,978
Cost of goods sold	181,770	129,672	339,471	254,402

Gross profit (loss)	2,605	(9,062)	(7,194)	(11,424)
Selling, general and administrative expenses	3,104	3,907	6,285	8,593
Impairment of goodwill	48,463	—	48,463	—
Other expense	—	157	—	(3,521)
Interest and debt related expenses, net of interest income	2,593	2,243	5,122	3,844

Loss from continuing operations before income tax	(51,555)	(15,369)	(67,064)	(20,340)
Benefit for income taxes	(971)	(5,594)	(6,620)	(7,025)

Loss from continuing operations	(50,584)	(9,775)	(60,444)	(13,315)
Loss from discontinued operations, net of tax expense	—	342	—	976

Net loss	$(50,584)	$(10,117)	$(60,444)	$(14,291)
Preferred stock dividends	1,468	1,255	2,880	2,462

Net loss attributable to common stockholders	$(52,052)	$(11,372)	$(63,324)	$(16,753)

Loss per share of common stock, basic and diluted:
From continuing operations	$(18.43)	$(3.91)	$(22.42)	$(5.58)
From discontinued operations	—	(0.12)	—	(0.35)

Net loss	$(18.43)	$(4.03)	$(22.42)	$(5.93)

Weighted average shares outstanding:
Basic and diluted	2,825,000	2,825,000	2,825,000	2,825,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,903	$42,384
Accounts receivable, net	75,420	87,565
Inventories	70,956	61,583
Prepaid expenses	2,951	6,430
Deferred tax asset	9,518	9,081

Total current assets	176,748	207,043
Property, plant and equipment, net	271,052	277,613
Goodwill	—	48,463
Other assets, net	19,036	17,384

Total assets	$466,836	$550,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,312	$64,833
Accrued liabilities	22,062	24,045

Total current liabilities	72,374	88,878
Long-term debt	100,579	100,579
Deferred tax liability	43,459	49,909
Deferred credits and other liabilities	86,138	86,407
Redeemable preferred stock	38,174	35,294
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	202,522	205,402
Accumulated deficit	(76,187)	(15,743)
Accumulated other comprehensive loss	(251)	(251)

Total stockholders’ equity	126,112	189,436

Total liabilities and stockholders’ equity	$466,836	$550,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss from continuing operations	$(60,444)	$(13,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,196	13,259
Impairment of goodwill	48,463	—
Interest amortization	199	188
Deferred tax benefit	(6,887)	(7,092)
Other	—	(1)
Change in assets/liabilities:
Accounts receivable	12,145	(14,191)
Inventories	(9,373)	(892)
Prepaid expenses	3,479	1,124
Other assets	(3,393)	(200)
Accounts payable	(14,521)	(220)
Accrued liabilities	(1,983)	(4,659)
Other liabilities	(269)	627

Net cash used in operating activities	(18,388)	(25,372)

Cash flows used in investing activities:
Capital expenditures	(6,093)	(7,239)

Cash flows from financing activities:
Net borrowings under the Revolver	—	—

Net decrease in cash and cash equivalents from continuing operations	(24,481)	(32,611)
Net decrease in cash and cash equivalents from discontinued operations	—	(976)
Cash and cash equivalents — beginning of year	42,384	99,818

Cash and cash equivalents — end of period	$17,903	$66,231

Supplemental disclosures of cash flow information:
Net interest paid	$5,187	$4,480
Cash paid for reorganization items	—	13,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Interim Financial Information:

      In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three and six-month periods ended June 30, 2004 and June 30, 2003. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year.

      The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (our “Annual Report”). The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of December 31, 2003 included in our Annual Report. The accompanying condensed consolidated financial statements, as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and June 30, 2003, have been reviewed by Deloitte & Touche LLP, our independent public accountants, whose report is included herein.

Recent Developments:

      On July 28, 2004, the holders of our Series A Convertible Preferred Stock (our “Preferred Stock”) elected Philip Sivin to our Board of Directors to replace James B. Rubin, our former Chairman of the Board and one of our former directors. Our Board does not have any immediate plans to fill the position of the Chairman of the Board. Mr. Rubin was originally appointed to our Board of Directors by the holders of our Preferred Stock on December 19, 2001 and, under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Preferred Stock, the holders of our Preferred Stock have the exclusive right to replace Mr. Rubin.

      On April 2, 2004, we entered into a Purchase and Sale Agreement with Sigma Investment Holdings, L.L.C. (“Sigma”) that governs the possible sale of our idled methanol plant. The closing of the sale was originally scheduled to occur on or before April 30, 2004. However, we and Sigma have extended the closing date, and we now expect the closing to occur during the third quarter of 2004, although no assurances can be given to that effect. Pursuant to the terms of the Purchase and Sale Agreement, as of July 29, 2004, Sigma has made a $3.5 million non-refundable good faith deposit towards the purchase price, of which $0.4 million had been received as of June 30, 2004. If the sale is consummated, the methanol plant will be dismantled and the purchaser has informed us that they will reassemble the methanol plant in Asia. Under our Methanol Production Agreement with BP Amoco Chemical Company (“BP Chemicals”), BP Chemicals is entitled to a portion of the net proceeds from any sale of our methanol plant (or the good faith deposit if the sale is not ultimately consummated). After taking into account sales commissions and various costs and expenses we expect to incur in connection with preparing the methanol plant for dismantling, as well as the distribution to BP Chemicals, we expect to retain approximately $3 million from any sale of our methanol plant to Sigma. The assets comprising the methanol plant were not ascribed any value upon our application of fresh-start accounting in 2002. As a result, no assets have been recorded as “held for sale” in our financial statements.

      We have approximately 140 hourly employees at our Texas City facility, all of whom are represented by The Texas City Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our prior collective bargaining agreement with the Union expired on May 1, 2004 and, on May 3, 2004, after rejecting our final and concluding offer, the Union ordered its members to walk off the job. On May 7,

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, the Union’s membership voted to end the strike and return to work. During the strike, we were able to operate our facilities and supply our customers without interruption. On May 27, 2004, we entered into a new collective bargaining agreement with the Union which expires on May 1, 2007.

Bankruptcy Reorganization

      On July 16, 2001, Sterling Chemicals Holdings, Inc. (“Holdings”), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002 (the “Effective Date”), the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization.

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

      On December 6, 2002, Holdings was merged with and into Predecessor Sterling. Under the terms of the merger and the Plan of Reorganization, all equity interests in Holdings were cancelled upon consummation of the merger and, on the Effective Date, Reorganized Sterling issued 65,000 shares of its common stock to the holders of Holdings 13 1/2% Senior Secured Discount Notes in satisfaction of their claims. On the Effective Date, Resurgence Asset Management, L.L.C., on behalf of itself and certain of its and its affiliates’ managed funds and accounts (collectively, the “Investor”), paid $30 million for 2,175 shares of our Preferred Stock, and an additional $30 million was paid to Reorganized Sterling in exchange for 2,175,000 shares of our common stock pursuant to a rights offering made available to the Debtors’ unsecured creditors (other than unsecured creditors of Holdings), which offering was underwritten by the Investor. Pursuant to the Plan of Reorganization, the unsecured creditors of the Debtors (other than unsecured creditors of Holdings), received pro rata shares of 11.7% of our common stock (on a fully diluted basis assuming the conversion of all shares of our Preferred Stock into shares of our common stock) and warrants to acquire 949,367 shares of our common stock at an exercise price of $52 per share (subject to adjustment).

      Pursuant to the Plan of Reorganization, on the Effective Date the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. for $373 million, and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. Following these sales, Reorganized Sterling retained $80 million of the net proceeds from the sale of the Debtors’ pulp chemicals business and Reorganized Sterling owned and operated only the Debtors’ core petrochemicals business. The remaining net proceeds from the sale of the Debtors’ pulp chemicals business were distributed to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes (the “12 3/8% Notes”), who also received $94.3 million in original principal amount of Reorganized Sterling’s new 10% Senior Secured Notes due 2007 (our “Secured Notes”) in satisfaction of their claims. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported activity pertaining to the Debtors’ prior pulp chemicals and acrylic fibers businesses as discontinued operations in the condensed consolidated statements of operations.

      On the Effective Date, Reorganized Sterling also established a new revolving credit facility (the “Revolver”) which provides up to $100 million in revolving credit loans (subject to borrowing base

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders.

2.	Stock-Based Compensation

      In connection with the implementation of the Plan of Reorganization, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. On February 11, 2003, we granted options to purchase a total of 348,500 shares of our common stock to certain of our officers and key employees at an exercise price of $31.60 per share.

      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under APB 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. Therefore, no compensation expense has been recognized under APB 25.

      The following table illustrates the effect on our net loss and loss per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period, calculated pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation,” for the three and six-month periods ended June 30, 2004 and June 30, 2003. There were no options outstanding under our 2002 Stock Plan prior to February 11, 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except share data)
Net loss attributable to common stockholders, as reported	$(52,052)	$(11,372)	$(63,324)	$(16,753)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	270	594	702	891

Pro forma net loss	$(52,322)	$(11,966)	$(64,026)	$(17,644)

Loss per share attributable to common stockholders:
As reported	$(18.43)	$(4.03)	$(22.42)	$(5.93)
Pro forma	(18.52)	(4.24)	(22.66)	(6.25)

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

	June 30,	December 31,
	2004	2003

	(Dollars in thousands)
Finished products	$38,378	$37,944
Raw materials	13,762	16,480
Inventories under exchange agreements	12,926	1,325
Stores and supplies	5,890	5,834

	$70,956	$61,583

4.	Long-Lived Assets and Impairment of Goodwill

      As part of our review of financial results for the three months ended June 30, 2004, we have performed an assessment of the carrying value of our long-lived assets to be held and used, including goodwill. This assessment was performed because of the recent negative industry and economic trends affecting both our current operations and expected future margins, primarily driven by high raw materials and energy prices. At the conclusion of this assessment, we recorded a non-cash impairment of goodwill charge of $48.5 million for the three months ended June 30, 2004. Recoverability was determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value. This present value model requires management to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk of uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows are consistent with our internal planning.

      During our assessment of our long-lived assets other than goodwill, we analyzed recoverability based on our projected undiscounted net future cash flows over the remaining life of the assets. Based on this analysis, no impairment loss was required as these projected cash flows were greater than the carrying amount.

5.	Long-Term Debt

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in original principal amount of our Secured Notes to the holders of Predecessor Sterling’s 12 3/8% Notes. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of Secured Notes, increasing the

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate principal amount of outstanding Secured Notes to $100.6 million. All other interest payments on our Secured Notes have been made in cash. Subject to compliance with the terms of the Revolver, we may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase any of our Secured Notes tendered by the holders of our Secured Notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.

      The indenture governing our Secured Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

      On December 19, 2002, we established the Revolver with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The Revolver has an initial term ending on September 19, 2007. Under the Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2004, total credit available under the Revolver was limited to $63 million due to these borrowing base limitations. As of June 30, 2004, there were no loans outstanding under the Revolver, although we had $1 million in outstanding letters of credit issued pursuant to the Revolver.

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

6.	Commitments and Contingencies

Product Contracts:

      We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and disodium iminodiacetic acid, or DSIDA, each to one

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by approximately 80% by the end of 2007. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and imposes a site-wide cap on emissions of HRVOCs in 2006. We believe that we will need to make between $20 million and $25 million in capital improvements in order to comply with all of these new regulations. We anticipate that the majority of these capital expenditures and other expenses will be incurred over the four-year period that began on January 1, 2004. Under certain of our production agreements, we should be able to recover a small portion of these costs from the other parties to these agreements. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, offset some of the initial capital expenditures. However, we cannot give any assurances that any alternative methods will be available to us or that, even if available, these alternative methods would reduce the net amount of capital expenditures required to be made by a meaningful amount.

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

      Very few issues remain outstanding before the Bankruptcy Court, all of which relate to the allowability or amount of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

      We are subject to various other claims and legal actions that arise in the ordinary course of our business.

7.	Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, we adopted SFAS No. 132 (as revised in December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net periodic pension costs consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
Service cost	$904	$828	$1,732	$1,656
Interest cost	1,861	1,908	3,770	3,817
Expected return on plan assets	(1,655)	(1,301)	(2,956)	(2,602)

Net pension costs	$1,110	$1,435	$2,546	$2,871

      Other postretirement benefits costs consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
Service cost	$79	$115	$156	$230
Interest cost	397	584	788	1,168
Curtailment gain	(1,418)	—	(1,418)	—
Expected return on plan assets	(83)	(119)	(164)	(238)

Net pension costs	$(1,025)	$580	$(638)	$1,160

      In June 2004, we had a reduction in force at our Texas City plant. This reduction in force led to a curtailment of our postretirement benefit plan resulting in a $1.4 million curtailment gain. $1.3 million of the gain is reflected in cost of goods sold and $0.1 million is reflected in selling, general and administrative expenses. In addition, our plan was amended as of June 1, 2004 as follows: employees hired after this date are not eligible for retiree medical benefits, our contribution rates for retiree medical coverage are frozen at the 2004 level and prescription drug co-pays were increased 5%. This amendment reduced the accumulated postretirement benefit obligation by $9.2 million, which is being amortized over the average remaining service period to full eligibility of the active plan participants (which is 8.5 years).

8.	New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46-R,“Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We do not believe that any of our investments or any of other arrangements that come within the definition of a variable interest entity are required to be consolidated under FIN 46-R.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements for fiscal years ending after December 7, 2003, and permits a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”) which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 will apply to us for all interim and annual periods commencing on or after July 1, 2004. We believe that the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit available to participants under our plan, a prerequisite for qualifying for the subsidy, but we do not believe that the subsidy provided under the Act will have a material impact on our condensed consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations and cash flows for the three- and six-month periods ended June 30, 2004 and June 30, 2003, respectively. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period then ended (not presented herein); and in our report dated March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the application of fresh start accounting in 2002 in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” and the lack of comparability of financial information between periods and included an explanatory paragraph referring to the Company’s change in fiscal year-end from September 30 to December 31 in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Houston, Texas

August 10, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.

Recent Developments

      On July 28, 2004, the holders of our Series A Convertible Preferred Stock (our “Preferred Stock”) elected Philip Sivin to our Board of Directors to replace James B. Rubin, our former Chairman of the Board and one of our former directors. The position of the Chairman of the Board is vacant at this time. Mr. Rubin was originally appointed to our Board of Directors by the holders of our Preferred Stock on December 19, 2001 and, under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Preferred Stock, the holders of our Preferred Stock have the exclusive right to replace Mr. Rubin.

      On April 2, 2004, we entered into a Purchase and Sale Agreement with Sigma Investment Holdings, L.L.C. (“Sigma”) that governs the possible sale of our idled methanol plant. The closing of the sale was originally scheduled to occur on or before April 30, 2004. However, we and Sigma have extended the closing date, and we now expect the closing to occur during the third quarter of 2004, although no assurances can be given to that effect. Pursuant to the terms of the Purchase and Sale Agreement, as of July 29, 2004, Sigma has made a $3.5 million non-refundable good faith deposit towards the purchase price, of which $0.4 million had been received as of June 30, 2004. If the sale is consummated, the methanol plant will be dismantled and the purchaser has informed us that they will reassemble the methanol plant in Asia. Under our Methanol Production Agreement with BP Amoco Chemical Company (“BP Chemicals”), BP Chemicals is entitled to a portion of the net proceeds from any sale of our methanol plant (or the good faith deposit if the sale is not ultimately consummated). After taking into account sales commissions and various costs and expenses we expect to incur in connection with preparing the methanol plant for dismantling, as well as the distribution to BP Chemicals, we expect to retain approximately $3 million from any sale of our methanol plant to Sigma. The assets comprising the methanol plant were not ascribed any value upon our application of fresh-start accounting in 2002. As a result, no assets have been recorded as “held for sale” in our financial statements.

      We have approximately 140 hourly employees at our Texas City facility, all of whom are represented by The Texas City Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our prior collective bargaining agreement with the Union expired on May 1, 2004 and, on May 3, 2004, after rejecting our final and concluding offer, the Union ordered its members to walk off the job. On May 7, 2004, the Union’s membership voted to end the strike and return to work. During the strike, we were able to operate our facilities and supply our customers without interruption. On May 27, 2004, we entered into a new collective bargaining agreement with the Union which expires on May 1, 2007.

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

      Styrene prices were fairly high, from a historical perspective, during the second quarter of 2004, and demand for styrene currently appears to be balanced with supply, especially for domestic customers. However, due to high energy costs and raw materials prices in North America, opportunities to sell styrene into the spot export market in the second quarter of 2004 were, for the most part, precluded and most United States styrene producers were unable to realize meaningful margin improvements on their domestic styrene sales. As previously mentioned, the combined cost of raw materials and energy resources is far greater than all other costs of production combined, with the cost of benzene having more effect on our overall styrene manufacturing costs than any other raw material. Costs for both benzene and ethylene increased during the second quarter of 2004 from those paid during 2003, primarily due to tight benzene supply demand balance. In early April, benzene costs escalated to historical highs for both spot and contract volumes, and prices continued to rise over the course of the second quarter of 2004. Prices for benzene continued to escalate in July 2004 with spot prices exceeding $4 per gallon. If benzene prices remain at these unprecedented levels, or increase further, demand for styrene may be negatively impacted and margins could be adversely impacted. Several industry experts are forecasting a continuation of historically high benzene prices as a result of the tight supply demand balance for the next few years. Continuation of historically high benzene prices could result in reduced demand for styrene or the inability of styrene producers to completely pass the increased cost on to styrene consumers or both. If this in fact occurs, benzene prices could have a material negative impact on the financial performance of our styrene operations during that period, and significantly reduce our earnings potential during any peak in the styrene markets that may occur during that time frame. While many industry experts expect an up cycle in the styrene markets over the next few years, no assurances can be given that a peak in the styrene markets will in fact occur during that time frame, or the magnitude of the impact that a continuation of historically high benzene prices would have on our financial performance. In addition, the projected financial performance of some of our other products is lower than previous forecasts, due to a variety of factors.

      As a result of the conditions described above, we have performed an assessment of the carrying value of our long-lived assets to be held and used, including goodwill. This assessment was performed because of the recent negative industry and economic trends affecting both our current operations and expected future margins, primarily driven by high raw materials and energy prices. At the conclusion of this assessment, we recorded a non-cash impairment of goodwill charge of $48.5 million for the three months ended June 30, 2004. Recoverability was determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value. This present value model requires management to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk of uncertainty of the future cash flows. The discount rate, adjusted for inflation, is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows are consistent with our internal planning.

      During our assessment of our long-lived assets other than goodwill, we analyzed recoverability based on our projected undiscounted net future cash flows over the remaining life of the assets. Based on this analysis, no impairment loss was required as these projected cash flows were greater than the carrying amount.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues and Cost of Goods Sold

      Our revenues were $184 million for the second quarter of 2004, compared to $121 million in revenues for the second quarter of 2003. This increase in revenues primarily resulted from higher sales prices and sales volumes of styrene during the second quarter of 2004, and increased revenues realized from a full quarter’s production of acrylonitrile and sodium cyanide in the second quarter of 2004. In the second quarter of 2003, we began the process of restarting our acrylonitrile facility and the sodium cyanide unit and did not complete that process until the third quarter of 2003, resulting in smaller quantities of finished goods being produced than would have resulted had these facilities operated for the entire quarter.

      Revenues from our styrene operations were $111 million for the second quarter of 2004, an increase of 25% from the $89 million in revenues we received from these operations for the second quarter of 2003. This increase in revenues from our styrene operations resulted primarily from a 33% increase in direct sales prices and a 6% increase in styrene sales volumes in the second quarter of 2004 compared to the second quarter of 2003. During the second quarter of 2004, the prices we paid for benzene and ethylene, the two primary raw materials required for styrene production, increased 67% and 23%, respectively, from the prices we paid for these products during the second quarter of 2003. The average price we paid for natural gas for the second quarter of 2004 increased 7% compared to the average price we paid for natural gas during the second quarter of 2003. Margins on our styrene sales for the second quarter of 2004 increased from those realized during the second quarter of 2003 as the increase in our sales prices for styrene more than offset the increases in our raw materials costs.

      Revenues from our acrylonitrile operations were $39 million in the second quarter of 2004 compared to the $4 million in revenues we received from these operations in the second quarter of 2003 primarily because our acrylonitrile facility and the sodium cyanide unit operated for the entire quarter during 2004 but were only in the process of being restarted in the second quarter of 2003. During the second quarter of 2004, the prices we paid for propylene and ammonia, the two primary raw materials required for acrylonitrile production, increased 48% and 5%, respectively, from the prices we paid for these products during the second quarter of 2003. Margins on our acrylonitrile sales for the second quarter of 2004 decreased from those realized during the second quarter of 2003, primarily due to higher propylene costs.

      Revenues from our other petrochemicals operations, primarily acetic acid, plasticizers and methanol, were $34 million for the second quarter of 2004, an increase of 23% from the $28 million in revenues received from these operations during the second quarter of 2003. This increase in revenues resulted primarily from an increase in acetic acid sales volumes and sales prices in the second quarter of 2004 compared to those realized in the second quarter of 2003. This increase was partially offset by a reduction in revenues and gross profit derived from our contract with Methanex Corporation, which expired on December 31, 2003.

Benefit for Income Taxes

      During the second quarter of 2004, we recorded a $0.8 million benefit for income taxes compared to a $6 million benefit for income taxes for the same quarter in 2003, primarily due to the change in pre-tax income.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues and Cost of Goods Sold

      Our revenues were $332 million for the six month period ended June 30, 2004, compared to the $243 million in revenues we received during the six month period ended June 30, 2003. This increase in revenues resulted primarily from higher sales prices and sales volumes of styrene during the first two quarters of 2004, and increased revenues realized from production of acrylonitrile and sodium cyanide in the first two quarters of 2004. In the first quarter of 2003, our acrylonitrile facility and related derivative production facilities were shut down. In the second quarter of 2003, we began the process of restarting our acrylonitrile facility and the sodium cyanide unit and did not complete that process until the third quarter of 2003, resulting in significantly reduced quantities of finished goods being produced in the first two quarters of 2003 than would have resulted had these facilities operated for the entire period.

      During the first quarter of 2004, we performed maintenance turnarounds on our styrene and acrylonitrile production facilities. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 18 to 24 months. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds can be significant, especially for our styrene and acrylonitrile units, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2004, we incurred $14 million of maintenance costs associated with the above-mentioned turnarounds.

      Revenues from our styrene operations were $205 million for the six month period ended June 30, 2004, an increase of 14% from the $179 million in revenues we received from these operations for the six month period ended June 30, 2003. This increase in revenues from our styrene operations was primarily due to an increase in direct sales prices during the first two quarters of 2004 compared to those realized during the first two quarters of 2003. Direct sales prices for styrene and total styrene sales volumes increased 20% and 5%, respectively, during the first two quarters of 2004 compared to those realized during the first two quarters of 2003. During the first two quarters of 2004, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 32% and 17%, respectively, from the prices we paid for these products in the first two quarter of 2003. The average price we paid for natural gas for the first two quarters of 2004 decreased 7% from the average price we paid for natural gas during the first two quarters of 2003. Margins on our styrene sales for the first two quarters of 2004 increased from those realized during the first two quarters of 2003 as the increase in our sales prices for styrene more than offset the increases in our benzene and ethylene costs.

      Revenues from our acrylonitrile operations increased to $65 million during the first six months of 2004 compared to the $5 million in revenues we received from these operations in the first six months of 2003 primarily due to the increased revenues realized from production of acrylonitrile and sodium cyanide in the first two quarters of 2004. As previously discussed, in the first quarter of 2003, our acrylonitrile facility and related derivative production facilities were shut down. During the first two quarters of 2004, the prices we paid for propylene and ammonia, the two primary raw materials required for acrylonitrile production, increased 40% and 13%, respectively, from the prices we paid for these products during the first two quarters of 2003. Margins on our acrylonitrile sales for the first two quarters of 2004 decreased from those realized during the first two quarters of 2003, primarily due to higher propylene costs.

      Revenues from our other petrochemicals operations, primarily acetic acid, plasticizers and methanol, were $62 million for the six month period ended June 30, 2004, an increase of 6% from the $59 million in revenues we received from these operations during the six month period ended June 30, 2003. This increase in revenues resulted primarily from an increase in acetic acid sales volumes and sales prices in the first two quarters of 2004 compared to those realized in the first two quarters of 2003. This increase was partially offset by a reduction in revenues and gross profit derived from our contract with Methanex Corporation, which expired on December 31, 2003.

Selling, General and Administrative (“SG&A”) Expenses

      Our SG&A expenses for the six month period ended June 30, 2004 were $6 million compared to the $9 million in SG&A expenses we recorded for the six month period ended June 30, 2003. This decrease was largely due to the absence of costs that were incurred in the first two quarters of 2003 for bankruptcy related professional fees and ongoing matters related to our emergence from bankruptcy on December 19, 2002.

Other Income

      We had no other income for the six month period ended June 30, 2004 compared to the $3.5 million in other income we recorded for the six month period ended June 30, 2003, which consisted of a Texas sales tax refund of $3.7 million reduced by other expense of $0.2 million.

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

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in original principal amount of 10% Senior Secured Notes due 2007 (our “Secured Notes”) to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. All other interest payments on our Secured Notes have been made in cash. Subject to compliance with the terms of the Revolver discussed below, we may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase any of our Secured Notes tendered by the holders of our Secured Notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.

      The indenture governing our Secured Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

      On December 19, 2002, we established the revolving credit facility (the “Revolver”) with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The Revolver has an initial term ending on September 19, 2007. Under the Revolver, Reorganized Sterling and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2004, total credit available under the Revolver was limited to $63 million due to these borrowing base limitations. As of June 30, 2004, there were no loans outstanding under the Revolver, although we had $1 million in outstanding letters of credit issued pursuant to the Revolver.

      Our liquidity (i.e., cash and cash equivalents plus total credit available under the Revolver, subject to the conditions to borrowings under the Revolver) was $80 million at June 30, 2004, a decrease of $36 million compared to our liquidity at December 31, 2003. This decrease was primarily due to the completion of maintenance turnarounds of our styrene and acrylonitrile units during the first quarter of 2004, coupled with weak operating performance, particularly in acrylonitrile. The total cost of these turnarounds, including maintenance expense, catalyst installation and capital projects, was $21 million.

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

      We believe that our cash on hand, together with credit available under the Revolver, will be sufficient to meet our liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

      Our working capital on June 30, 2004 was $104 million, a decrease of $14 million from our working capital of $118 million on December 31, 2003. This decrease in working capital was primarily due to negative cash flows from operations during the first six months of 2004, which were influenced by costs related to the maintenance turnarounds described above and capital expenditures. Working capital on June 30, 2004 was essentially unchanged from March 31, 2004, as the decrease in cash was offset by an increase in accounts receivable and inventories. These increases were driven by increased feedstock costs of our products during the second quarter of 2004 and higher operating rates for our acrylonitrile business.

Cash Flow

      Net cash used in our operations was $18 million for the six month period ended June 30, 2004, whereas net cash used in our operations during the six month period ended June 30, 2003 was $25 million. This improvement was primarily the result of working capital changes during the two periods. Net cash flow used in our investing activities was $6 million during the first two quarters of 2004 compared to the $7 million of net cash flow we used in our investing activities during the first two quarters of 2003. The net cash flow used in our investing activities during both periods was for capital expenditures. We did not record any cash provided by or used in financing activities during the first two quarters of 2004 or the first two quarters of 2003 as borrowings under the Revolver were equal to repayments during the first two quarters of 2004 and there were no borrowings under the Revolver during the first two quarters of 2003.

Capital Expenditures

      Our capital expenditures were $6 million during the six month period ended June 30, 2004 and $7 million during the six month period ended June 30, 2003. Capital expenditures are anticipated to be approximately $15 million during the last two quarters of 2004, primarily for complying with the State Implementation Plan (as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements), along with routine safety, environmental and equipment replacement matters.

Critical Accounting Policies, Use of Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Except for the impairment of goodwill discussed above, there have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Form 10-K for the fiscal year ended December 31, 2003.

New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46-R,“Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We do not believe that any of our investments or any of other arrangements that come within the definition of a variable interest entity are required to be consolidated under FIN 46-R.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements for fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Medicare Prescription Drug,

Improvement and Modernization Act of 2003 (the “Act”). In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”) which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 will apply to us for all interim and annual periods commencing on or after July 1, 2004. We believe that the prescription drug benefits provided under our postretirement plan are actuarially equivalent to the Medicare benefit available to participants under our plan, a prerequisite for qualifying for the subsidy, but we do not believe that the subsidy provided under the Act will have a material impact on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. We do not currently have cash flow exposure to changing U.S. interest rates, as there are no draws outstanding under the Revolver. However, the fair value of our Secured Notes may vary in response to changing interest rates. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. All other interest payments on our Secured Notes have been made in cash.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      The information under “Legal Proceedings” in Note 6 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholders was held on April 16, 2004. At the Annual Meeting, eight of our incumbent directors were re-elected and the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2004 was ratified and approved. Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Preferred Stock, the holders of our Preferred Stock, voting separately as a class, are entitled to elect a percentage of our directors determined by the aggregate amount of shares of our Preferred Stock and our common stock beneficially owned by Resurgence Asset Management, L.L.C. and certain permitted transferees. Currently, the holders of our Preferred Stock are entitled to elect a majority of our directors. Under our Amended and Restated Certificate of Incorporation, the holders of our Secured Notes have the exclusive right, voting separately as a class, to elect one of our directors until our Secured Notes have been paid in full, with each holder being entitled to one vote for each $1,000 in principal amount of our Secured Notes held of record by such holder. In addition, under our Amended and Restated Certificate of Incorporation, Mr. Thomas P. Krasner serves as one of our directors as the designee of the Unsecured Creditors Committee in our prior bankruptcy proceedings and has the right to serve as one of our directors until our first annual meeting held after December 19, 2004. Consequently, Mr. Krasner did not stand for re-election at the Annual Meeting but continues to serve as one of our directors. All of our other directors are elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. At the Annual Meeting, five of our incumbent directors were elected by the holders of our Preferred Stock, two of our incumbent directors were elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class, and one of our directors was elected by the holders of our Secured Notes. The voting results for the re-election of our eight incumbent directors are set forth below:

      Directors elected by the holders of our Preferred Stock:

Director	For	Withheld

James B. Rubin	2,558.826	0
Byron J. Haney	2,558.826	0
Marc S. Kirschner	2,558.826	0
Robert T. Symington	2,558.826	0
Keith R. Whittaker	2,558.826	0

      Directors elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class:

Director	For	Withheld

Richard K. Crump	5,084,917	12,976
Dr. Peter Ting Kai Wu	5,091,397	6,496

      Directors elected by the holders of our Secured Notes:

Director	For	Withheld

John W. Gildea	56,286	17

      Our shares of Preferred Stock and our shares of common stock voted together as a single class on the ratification and approval of the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2004. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote. Each share of our Preferred Stock was convertible into 1,000 shares of our common stock on the record date for the Annual Meeting. The voting results for the ratification and approval of the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2004 are set forth below:

For	Against	Abstain

5,095,819	35	2,039

      There were no broker non-votes on any matter voted on at the Annual Meeting.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits: The following exhibits are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**10.1	—	Twelfth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
**10.2	—	Thirteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
**10.3	—	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan
**10.4	—	Fifth Amendment to the Sixth Amended and Restated Savings and Investment Plan.
**10.5	—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007.
**15.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

      (b) Reports on Form 8-K.

1. On May 4, 2004, we filed a Current Report on Form 8-K reporting Items 5 and 7 related to the May 3, 2004 strike of our employees represented by The Texas City Metal Trades Council.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

By	/s/ RICHARD K. CRUMP

Richard K. Crump
President and Chief Executive Officer

Date: August 10, 2004

By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President — Finance
and Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**10.1	—	Twelfth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
**10.2	—	Thirteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
**10.3	—	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan
**10.4	—	Fifth Amendment to the Sixth Amended and Restated Savings and Investment Plan.
**10.5	—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007.
**15.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith