Form 10-Q
period 2004-09-30
STERLING CHEMICALS INC
filed 2004-11-09
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      As of October 31, 2004, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q

      Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-Q refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.

      Readers should consider the following information as they review this Form 10-Q:

Forward-Looking Statements

      Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

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

Subsequent Events

      All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of November 8, 2004, unless those statements are expressly made as of another date. We disclaim

ii

any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 8, 2004 or by the passage of time after such date and, except as required by applicable securities laws, we do not intend to update such information. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

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

iii

STERLING CHEMICALS, INC.

INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 6.	Exhibits	24
6th Amend.to 6th Amended Savings & Investment Plan
Letter of Deloitte & Touche LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Unaudited)
	(Dollars in thousands, except share data)
Revenues	$250,982	$160,110	$583,259	$403,088
Cost of goods sold	236,546	153,050	576,017	407,452

Gross profit (loss)	14,436	7,060	7,242	(4,364)
Selling, general and administrative expenses	3,569	3,373	9,854	11,966
Impairment of goodwill	—	—	48,463	—
Other expense (income)	—	1	—	(3,520)
Interest and debt related expenses, net of interest income	2,602	2,225	7,724	6,069

Income (loss) from continuing operations before income tax	8,265	1,461	(58,799)	(18,879)
Provision (benefit) for income taxes	2,736	(74)	(3,884)	(7,099)

Income (loss) from continuing operations	5,529	1,535	(54,915)	(11,780)
Loss from discontinued operations, net of tax expense	—	—	—	(976)

Net income (loss)	$5,529	$1,535	$(54,915)	$(12,756)
Preferred stock dividends	1,527	1,305	4,407	3,767

Net income (loss) attributable to common stockholders	$4,002	$230	$(59,322)	$(16,523)

Income (loss) from continuing operations per share of common stock:
Basic	$1.42	$0.08	$(21.00)	$(5.50)
Diluted	0.99	0.08	(21.00)	(5.50)
Loss from discontinued operations per share of common stock, basic and diluted	$—	$—	$—	$(0.35)
Weighted average shares outstanding:
Basic	2,825,000	2,825,000	2,825,000	2,825,000
Diluted	5,592,626	2,825,000	2,825,000	2,825,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003

	(Unaudited)
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,032	$42,384
Accounts receivable, net	109,830	87,565
Inventories	64,828	61,583
Prepaid expenses	4,997	6,430
Deferred tax asset	9,085	9,081

Total current assets	216,772	207,043
Property, plant and equipment, net	268,176	277,613
Goodwill	—	48,463
Other assets, net	18,458	17,384

Total assets	$503,406	$550,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,402	$64,833
Accrued liabilities	27,852	24,045

Total current liabilities	102,254	88,878
Long-term debt	100,579	100,579
Deferred tax liability	45,730	49,909
Deferred credits and other liabilities	85,026	86,407
Redeemable preferred stock	39,701	35,294
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	200,996	205,402
Accumulated deficit	(70,657)	(15,743)
Accumulated other comprehensive loss	(251)	(251)

Total stockholders’ equity	130,116	189,436

Total liabilities and stockholders’ equity	$503,406	$550,503

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(54,915)	$(11,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,464	20,224
Impairment of goodwill	48,463	—
Interest amortization	298	281
Deferred tax benefit	(4,183)	(7,144)
Other	1	—
Change in assets/liabilities:
Accounts receivable	(22,265)	(42,262)
Inventories	(3,245)	(19,804)
Prepaid expenses	1,433	643
Other assets	(3,783)	(537)
Accounts payable	9,570	13,310
Accrued liabilities	3,807	(3,728)
Other liabilities	(1,381)	945

Net cash used in operating activities	(4,736)	(49,852)

Cash flows used in investing activities:
Capital expenditures	(9,616)	(10,634)

Cash flows from financing activities:
Net borrowings under the Revolver	—	—

Net decrease in cash and cash equivalents from continuing operations	(14,352)	(60,486)
Net decrease in cash and cash equivalents from discontinued operations	—	(976)
Cash and cash equivalents — beginning of year	42,384	99,818

Cash and cash equivalents — end of period	$28,032	$38,356

Supplemental disclosures of cash flow information:
Net interest paid	$5,511	$3,744
Cash paid for reorganization items	—	13,115

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Interim Financial Information:

      In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three and nine-month periods ended September 30, 2004 and September 30, 2003. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year.

      The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (our “Annual Report”). The accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited consolidated balance sheet as of December 31, 2003 included in our Annual Report. The accompanying condensed consolidated financial statements, as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003, have been reviewed by Deloitte & Touche LLP, our independent registered public accounting firm, whose report is included herein.

Recent Developments:

      During the third quarter of 2004, we began developing an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. Over the course of developing this project, we have analyzed our organizational structure, selected an optimum workforce design and staffing model and identified various production and process efficiency measures. On November 5, 2004, our Board of Directors authorized us to implement the project.

      In addition to the organizational efficiency project, during the first three quarters of 2004 we implemented, and we are continuing to implement, other cost savings initiatives. We expect the combined annual cost savings of the organizational efficiency project and these other initiatives to be approximately $20 million, with approximately 20% to 40% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. We cannot give any assurances, however, as to the actual level of savings that will be achieved as a result of these cost savings initiatives, which can be influenced by a variety of factors, including operating rates and sales volume of our various production units. As part of these projects, we will have incurred approximately $3.9 million for related employee severance and benefit costs, of which $2.5 million will be incurred during the fourth quarter of 2004. Excluding employee severance and benefit costs, the total cost of these projects will be approximately $2 million.

      On April 2, 2004, we entered into a Purchase and Sale Agreement with Sigma Investment Holdings, L.L.C. (“Sigma”) that governs the possible sale of our idled methanol plant. The closing of the sale was originally scheduled to occur on or before April 30, 2004. However, we and Sigma have extended the closing date, and we now expect the closing to occur during the fourth quarter of 2004, although no assurances can be given to that effect. Pursuant to the terms of the Purchase and Sale Agreement, as of October 15, 2004, Sigma has made a $4.8 million non-refundable good faith deposit towards the purchase price, of which $4.4 million had been received as of September 30, 2004. If the sale is consummated, the methanol plant will be dismantled and the purchaser has informed us that they intend to reassemble the methanol plant in Asia. Under our Methanol Production Agreement with BP Amoco Chemical Company (“BP Chemicals”), BP Chemicals is entitled to a portion of the net proceeds from any sale of our methanol plant (or the good faith deposit if the sale is not ultimately consummated). After taking into account sales commissions and various costs and expenses we expect to incur in connection with preparing the methanol plant for dismantling,

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

as well as the distribution to BP Chemicals, we expect to retain approximately $3 million from any sale of our methanol plant to Sigma. The assets comprising the methanol plant were not ascribed any value upon our application of fresh-start accounting in 2002. As a result, no assets have been recorded as “held for sale” in our financial statements.

Bankruptcy Reorganization:

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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table illustrates the effect on our net income (loss) and income (loss) per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been determined using the estimated market value at the grant dates amortized on a pro rata basis over the vesting period, calculated pursuant to Statement of Accounting Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three and nine-month periods ended September 30, 2004 and, 2003. There were no options outstanding under our 2002 Stock Plan prior to February 11, 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except share data)
Net income (loss) attributable to common stockholders, as reported	$4,002	$230	$(59,322)	$(16,523)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	270	594	972	1,484

Pro forma net income (loss)	$3,732	$(364)	$(60,294)	$(18,007)

Basic income (loss) per share attributable to common stockholders:
As reported	$1.42	$0.08	$(21.00)	$(5.85)
Pro forma	1.32	(0.13)	(21.34)	(6.37)
Diluted income (loss) per share attributable to common stockholders:
As reported	$0.99	$0.08	$(21.00)	$(5.85)
Pro forma	0.94	(0.13)	(21.34)	(6.37)

3.	Inventories

	September 30, 2004	December 31, 2003

	(Dollars in thousands)
Finished products	$40,324	$37,944
Raw materials	14,153	16,480
Inventories under exchange agreements	5,262	1,325
Stores and supplies	5,089	5,834

	$64,828	$61,583

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

4.	Earnings Per Share

      Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate. The following table provides a reconciliation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except share data)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$4,002	$230	$(59,322)	$(15,547)
Loss from discontinued operations	—	—	—	976

Net income (loss), net of tax	$4,002	$230	$(59,322)	$(16,523)

Weighted average shares outstanding	2,825,000	2,825,000	2,825,000	2,825,000
Earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$1.42	$0.08	$(21.00)	$(5.50)
Loss from discontinued operations	—	—	—	(0.35)

Net income (loss)	$1.42	$0.08	$(21.00)	$(5.85)

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$4,002	$230	$(59,322)	$(15,547)
Loss from discontinued operations	—	—	—	976

Net income (loss), net of tax	4,002	230	(59,322)	(16,523)
Add: preferred stock dividends	1,527	—	—	—

Income (loss) for purposes of computing diluted earnings per share	$5,529	$230	$(59,322)	$(16,523)

Weighted average common shares outstanding	2,825,000	2,825,000	2,825,000	2,825,000
Dilutive impact of preferred stock, if converted	2,767,626	—	—	—

Weighted average common shares outstanding assuming dilution	5,592,626	2,825,000	2,825,000	2,825,000

Earnings per common share assuming dilution:
Income (loss) from continuing operations attributable to common shareholders	$0.99	$0.08	$(21.00)	$(5.50)
Loss from discontinued operations	—	—	—	(0.35)

Net income (loss)	$0.99	$0.08	$(21.00)	$(5.85)

      For the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, outstanding stock options and warrants and conversion of preferred stock are excluded from the computation as they were anti-dilutive.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

5.	Long-Lived Assets and Impairment of Goodwill

      As part of our review of financial results for the quarter ended June 30, 2004, we performed an assessment of the carrying value of our long-lived assets to be held and used, including goodwill. This assessment was performed because of negative industry and economic trends that were affecting both our existing operations and expected future margins, primarily driven by high raw materials and energy prices. At the conclusion of this assessment, we recorded a non-cash impairment of goodwill charge of $48.5 million for the quarter ended June 30, 2004. Recoverability was determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value. This present value model requires management to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk of uncertainty of the future cash flows. The discount rate, adjusted for inflation, was based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with our internal planning.

      During our assessment of our long-lived assets other than goodwill, we analyzed recoverability based on our projected undiscounted net future cash flows over the remaining life of the assets. Based on this analysis, no impairment loss was required, as these projected cash flows were greater than the carrying amount.

6.	Long-Term Debt

      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in original principal amount of our 10% Senior Secured Notes due 2007 (our “Secured Notes”) to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes due 2006. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we may elect to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we pay interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period is increased to 13 3/8%. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. All other interest payments on our Secured Notes have been made in cash. Subject to compliance with the terms of our Revolving Credit Agreement dated December 19, 2002, with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”), we may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase any of our Secured Notes tendered by the holders of our Secured Notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.

      The indenture governing our Secured Notes contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments,

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

make capital expenditures, engage in mergers and acquisitions and pay dividends. The indenture also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. However, the indenture does not require us to satisfy any financial ratios or maintenance tests.

      On December 19, 2002, we established the Revolver, which provides up to $100 million in revolving credit loans. The Revolver has an initial term ending on September 19, 2007. Under the Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). The borrowing rate under the Revolver for the three and nine-month periods ended September 30, 2004 was 5.2% and 5.1%, respectively. Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2004, total credit available under the Revolver was limited to $71 million due to these borrowing base limitations. As of September 30, 2004, there were no loans outstanding under the Revolver, although we had $1 million in outstanding letters of credit issued pursuant to the Revolver.

      The Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization (as defined in the Revolver) on a monthly basis if, for 15 consecutive days, unused availability under the Revolver plus cash on hand is less than $20 million. The Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

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

      On December 13, 2002, the Texas Commission for Environmental Quality adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the Environmental Protection Agency, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City, Texas facility by approximately 80% by the end of 2007. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and imposes a site-wide cap on emissions of HRVOCs in 2006. We believe that we will need to make between $20 million and $25 million in capital improvements in order to comply with all of these new regulations. We anticipate that the majority of these capital expenditures and other expenses will be incurred over the four-year period that began on January 1, 2004. Under certain of our production agreements, we should be able to recover a small portion of these costs from the other parties to these agreements. We have identified several alternative methods, and are currently evaluating additional alternative methods, of reducing nitrogen oxide emissions at our Texas City, Texas facility that would either require less capital expenditures or result in energy savings that would, over a period of years, offset some of the initial capital expenditures. However, we cannot give any assurances that any such alternative methods will be available to us or that, even if available, these alternative methods would reduce the net amount of capital expenditures required to be made by a meaningful amount.

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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Very few issues remain outstanding before the Bankruptcy Court, all of which relate to the allowability or amount of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, although we cannot give any assurances to that effect.

      We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, would be expected to have a material adverse effect on any results of operations or financial position.

8.	Pension Plans and Other Postretirement Benefits

      Effective December 31, 2003, we adopted SFAS No. 132 (as revised in December 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard requires the disclosure of the components of net periodic benefit cost recognized during interim periods.

      Net periodic pension costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands)		(Dollars in thousands)
Service cost	$866	$828	$2,598	$2,484
Interest cost	1,886	1,908	5,656	5,725
Expected return on plan assets	(1,478)	(1,301)	(4,434)	(3,903)

Net pension costs	$1,274	$1,435	$3,820	$4,306

      Other postretirement benefits costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in		(Dollars in
	thousands)		thousands)
Service cost	$51	$115	$259	$345
Interest cost	382	584	1,489	1,752
Curtailment gain	—	—	(1,418)	—
Amortization of unrecognized costs	(430)	(119)	(772)	(357)

Net plan costs	$3	$580	$(442)	$1,740

      In June 2004, we had a reduction in force at our Texas City, Texas plant. This reduction in force led to a curtailment of our postretirement benefit plan resulting in a $1.4 million curtailment gain, with $1.3 million of the gain reflected in cost of goods sold and $0.1 million reflected in selling, general and administrative expenses during the quarter ended June 30, 2004. In addition, our plan was amended as of June 1, 2004 as follows: employees hired after this date are not eligible for retiree medical benefits, our contribution rates for retiree medical coverage are frozen at the 2004 level and prescription drug co-pays were increased 5%. This amendment reduced the accumulated postretirement benefit obligation by $9.2 million, which is being amortized over the average remaining service period to full eligibility of the active plan participants (which is 8.5 years).

      On November 5, 2004, our Board of Directors approved an amendment to our salaried pension plans, which will freeze accruals under these plans. These changes to our salaried pension plans are effective

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

January 1, 2005. On the effective date of the amendment, a one-time plan curtailment gain of between $10 million and $15 million will be realized.

9.	New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46-R, “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We do not believe that any of our investments or any other arrangements that come within the definition of a variable interest entity are required to be consolidated under FIN 46-R.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements for fiscal years ending after December 7, 2003, and permits a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”) which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 applies to us for all interim and annual periods commencing on or after July 1, 2004. We performed a measurement of the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy in the years 2006 through 2009. We estimate that this subsidy will be approximately 20% of the net benefits under our plan, or $0.2 million annually.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:

      We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 8, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.

Recent Developments

      During the third quarter of 2004, we began developing an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. Over the course of developing this project, we have analyzed our organizational structure, selected an optimum workforce design and staffing model and identified various production and process efficiency measures. On November 5, 2004, our Board of Directors authorized us to implement the project.

      In addition to the organizational efficiency project, during the first three quarters of 2004 we implemented, and we are continuing to implement, other cost savings initiatives. We expect the combined annual cost savings of the organizational efficiency project and these other initiatives to be approximately $20 million, with approximately 20% to 40% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. We cannot give any assurances, however, as to the actual level of savings that will be achieved as a result of these cost savings initiatives, which can be influenced by a variety of factors, including operating rates and sales volume of our various production units. As part of these projects, we will have incurred approximately $3.9 million for related employee severance and benefit costs, of which $2.5 million will be incurred during the fourth quarter of 2004. Excluding employee severance and benefit costs, the total cost of these projects will be approximately $2 million.

      On April 2, 2004, we entered into a Purchase and Sale Agreement with Sigma Investment Holdings, L.L.C. (“Sigma”) that governs the possible sale of our idled methanol plant. The closing of the sale was originally scheduled to occur on or before April 30, 2004. However, we and Sigma have extended the closing date, and we now expect the closing to occur during the fourth quarter of 2004, although no assurances can be given to that effect. Pursuant to the terms of the Purchase and Sale Agreement, as of October 15, 2004, Sigma has made a $4.8 million non-refundable good faith deposit towards the purchase price, of which $4.4 million had been received as of September 30, 2004. If the sale is consummated, the methanol plant will be dismantled and the purchaser has informed us that they intend to reassemble the methanol plant in Asia. Under our Methanol Production Agreement with BP Amoco Chemical Company (“BP Chemicals”), BP Chemicals is entitled to a portion of the net proceeds from any sale of our methanol plant (or the good faith deposit if the sale is not ultimately consummated). After taking into account sales commissions and various costs and expenses we expect to incur in connection with preparing the methanol plant for dismantling, as well as the distribution to BP Chemicals, we expect to retain approximately $3 million from any sale of our methanol plant to Sigma. The assets comprising the methanol plant were not ascribed any value upon our application of fresh-start accounting in 2002. As a result, no assets have been recorded as “held for sale” in our financial statements.

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

      Styrene prices remained fairly high, from a historical perspective, during the third quarter of 2004. However, due to high energy costs and raw materials prices, particularly benzene, in North America, most United States styrene producers were unable to realize meaningful margin improvements on their domestic styrene sales. As previously mentioned, the combined cost of raw materials and energy resources is far greater than all other costs of production combined, with the cost of benzene having more effect on our overall styrene manufacturing costs than any other raw material. Costs for both benzene and ethylene continued to increase during the third quarter of 2004 from those paid during 2003, primarily due to the tight balance of demand and supply for benzene. In early April, benzene costs escalated to historical highs for both spot and contract volumes, and prices continued to rise over the course of the second and third quarters of 2004. Prices for benzene escalated in July 2004, with spot prices exceeding $4 per gallon. Several industry experts are forecasting a continuation of historically high benzene prices for the next few years as a result of the tight supply and demand balance, which could result in a reduction in demand for styrene or the inability of styrene producers to completely pass on the increased costs to styrene consumers, or both. Benzene prices had a negative impact on the gross margins of our styrene operations during the first nine months of 2004, and could significantly reduce our earnings potential during any peak in the styrene markets that may occur in the future. While many industry experts expect a continued up cycle in the styrene markets over the next few years, no assurances can be given that such a trend in the styrene markets will in fact occur during that time frame, or the magnitude of the impact that a continuation of historically high benzene prices would have on our financial performance.

      In 2003, the world acrylonitrile market totaled approximately 5.0 million tons, with world capacity utilization rates estimated at 89%. Since 1990, acrylonitrile demand growth worldwide has averaged 2.2% per year, most of which has been concentrated in the Asia/ Far East region, particularly in China. As most of our acrylonitrile is exported to Asia, export pricing (and, more importantly, export margins) is the principal economic driver for our acrylonitrile business.

      Historically, producers of acrylonitrile in the United States have enjoyed a significant cost advantage over producers located in other parts of the world, primarily due to low regional propylene and energy costs. This historical cost advantage far exceeded the incremental shipping costs from the United States to the Far East, which allowed United States producers to sell acrylonitrile in the export markets on a competitive basis. Since 2001 however, natural gas prices in the United States have escalated sharply, eliminating much of the domestic advantage in energy costs. In addition, over the last few years, available supplies of propylene (the major raw material used in the production of acrylonitrile) have not kept pace with demand in the United

States, and United States propylene prices have become more or less equivalent with propylene prices in other parts of the world. The erosion of the historical production cost advantage for United States producers has made it difficult for us and other United States producers to achieve favorable margins on acrylonitrile export sales.

      Acrylonitrile sales in Asia are expected to become even more competitive in the short term, with new acrylonitrile capacity scheduled to come on-stream in Asia during the first quarter of 2005 to service local markets. In response to these difficult market conditions, we have focused on increasing the revenue streams from our acrylonitrile by-products and reducing our production costs. The cost savings initiatives described above are intended, in part, to strengthen the competitive position of our acrylonitrile business. Additionally, we are currently having discussions with several companies that, if productive, will increase our acrylonitrile by-product revenue streams and we are exploring various strategic alternatives that would further strengthen our competitive position or reduce our reliance on sales in Asia. Our contractual arrangements with Monsanto Company (“Monsanto”) for the production of disodium iminodiacetic acid (“DSIDA”) require Monsanto to restart the DSIDA unit at our Texas City facility by mid-2007, with the option on the part of Monsanto to restart the DSIDA unit prior to that time. The acrylonitrile business has incurred operating losses during 2004 and we can give no assurances that improvements in market conditions or our success in developing a strategic alternative will bring this business into profitability in the future.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues and Cost of Goods Sold

      Our revenues were $251 million for the third quarter of 2004, compared to $160 million in revenues for the third quarter of 2003. This increase in revenues primarily resulted from higher sales prices from both styrene and acrylonitrile and higher sales volumes of acrylonitrile during the third quarter of 2004.

      Revenues from our styrene operations were $160 million for the third quarter of 2004, an increase of 45% from the $110 million in revenues we received from these operations for the third quarter of 2003. This increase in revenues from our styrene operations resulted primarily from an 81% increase in direct sales prices, partially offset by a 14% reduction in styrene sales volumes in the third quarter of 2004 compared to the third quarter of 2003. During the third quarter of 2004, the prices we paid for benzene and ethylene, the two primary raw materials required for styrene production, increased 155% and 33% respectively, from the prices we paid for these materials during the third quarter of 2003. The average price we paid for natural gas for the third quarter of 2004 increased 25% compared to the average price we paid for natural gas during the third quarter of 2003. Margins on our styrene sales for the third quarter of 2004 increased from those realized during the third quarter of 2003, as the increase in our sales prices for styrene more than offset the increases in raw materials costs.

      Revenues from our acrylonitrile operations were $61 million in the third quarter of 2004, an increase of 188% from the $21 million in revenues we received from these operations in the third quarter of 2003. This increase in revenues from our acrylonitrile operations resulted from an increase in acrylonitrile sales volumes and sales prices. Additionally, in the third quarter of 2003 we experienced lower sales volumes as we were replenishing acrylonitrile inventory after the prolonged shutdown of our acrylonitrile production facilities from February 2001 to June 2003. During the third quarter of 2004, the prices we paid for propylene and ammonia, the two primary raw materials required for acrylonitrile production, increased 55% and 20% respectively, from the prices we paid for these materials during the third quarter of 2003. Operating losses on our acrylonitrile sales for the third quarter of 2004 were lower than those realized during the third quarter of 2003, primarily due to higher sales prices.

      Revenues from our other petrochemicals operations, primarily acetic acid, plasticizers and methanol, were $30 million for the third quarter of 2004, an increase of 4% from the $29 million in revenues received from these operations during the third quarter of 2003. This increase in revenues resulted primarily from an increase in acetic acid sales volumes and sales prices in the third quarter of 2004 compared to those realized in the third quarter of 2003. This increase was partially offset by the absence of revenues and gross profit derived from our methanol contract with Methanex Corporation, which expired on December 31, 2003.

Provision (Benefit) for Income Taxes

      During the third quarter of 2004, we recorded a $2.7 million provision for income taxes compared to a $0.1 million benefit for income taxes for the same quarter in 2003, primarily due to the increase in pre-tax income.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues and Cost of Goods Sold

      Our revenues were $583 million for the nine month period ended September 30, 2004, compared to the $403 million in revenues we received during the nine month period ended September 30, 2003. This increase in revenues resulted primarily from higher sales prices for styrene during the first three quarters of 2004, and increased revenues realized from the production of acrylonitrile and sodium cyanide in the first three quarters of 2004. In the first quarter of 2003, our acrylonitrile facility and related derivative production facilities were shut down. In the second quarter of 2003, we began the process of restarting our acrylonitrile facility and the sodium cyanide unit and did not complete that process until the third quarter of 2003, resulting in significantly reduced quantities of finished goods being produced in the first three quarters of 2003 than would have resulted had these facilities operated for the entire period.

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

      Revenues from our styrene operations were $365 million for the nine month period ended September 30, 2004, an increase of 26% from the $289 million in revenues we received from these operations for the nine month period ended September 30, 2003. This increase in revenues from our styrene operations was primarily due to a 42% increase in direct sales prices during the first three quarters of 2004 compared to those experienced during the first three quarters of 2003, which more than offset the negative impact on overall revenues caused by the 12% reduction in total styrene sales volumes between the two periods. This reduction in total styrene sales volumes during the first three quarters of 2004 was largely attributable to the shutdown of our styrene unit that occurred during the first quarter of 2004. During the first three quarters of 2004, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 72% and 23%, respectively, from the prices we paid for these materials in the first three quarters of 2003. The average price we paid for natural gas for the first three quarters of 2004 increased 3% from the average price we paid for natural gas during the first three quarters of 2003. Margins on our styrene sales for the first three quarters of 2004 increased from those realized during the first three quarters of 2003, as the increase in our sales prices for styrene more than offset the increases in our benzene and ethylene costs.

      Revenues from our acrylonitrile operations increased to $130 million during the first nine months of 2004 compared to the $26 million in revenues we received from these operations in the first nine months of 2003, primarily due to the increased revenues realized from production of acrylonitrile and sodium cyanide in the first three quarters of 2004. As previously discussed, during most of the first half of 2003, our acrylonitrile facility and related derivative production facilities were shut down. During the first three quarters of 2004, the prices we paid for propylene and ammonia, the two primary raw materials required for acrylonitrile production, increased 54% and decreased 15%, respectively, from the prices we paid for these materials during the first three quarters of 2003. Operating losses on our acrylonitrile sales for the first three quarters of 2004 were lower than those realized during the first three quarters of 2003, primarily due to higher sales prices, which more than offset the higher propylene costs.

      Revenues from our other petrochemicals operations, primarily acetic acid, plasticizers and methanol, were $89 million for the nine month period ended September 30, 2004, an increase of 1% from the $88 million in revenues we received from these operations during the nine month period ended September 30, 2003. This 1% increase in revenues primarily consisted of a 17% increase in acetic acid revenues, which was mostly offset by the absence of revenues and gross profit derived from our methanol contract with Methanex Corporation, which expired on December 31, 2003.

Selling, General and Administrative (“SG&A”) Expenses

      Our SG&A expenses for the nine month period ended September 30, 2004 were $10 million compared to the $12 million in SG&A expenses we recorded for the nine month period ended September 30, 2003. This decrease was largely due to the absence of costs that were incurred in the first three quarters of 2003 for bankruptcy related professional fees and ongoing matters related to our emergence from bankruptcy on December 19, 2002.

Impairment of Goodwill

      During the second quarter of 2004, we performed an assessment of the carrying value of our long-lived assets to be held and used, including goodwill. This assessment was performed because of negative industry and economic trends affecting both our existing operations and expected future margins, primarily driven by high raw materials and energy prices. At the conclusion of this assessment, we recorded a non-cash impairment of goodwill charge of $48.5 million for the quarter ended June 30, 2004. Recoverability was determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value. This present value model requires management to estimate future net cash flows, the timing of these cash flows and a discount rate representing the time value of money and the inherent risk of uncertainty of the future cash flows. The discount rate, adjusted for inflation, was based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions used in estimating future cash flows were consistent with our internal planning.

      During our assessment of our long-lived assets other than goodwill, we analyzed recoverability based on our projected undiscounted net future cash flows over the remaining life of the assets. Based on this analysis, no impairment loss was required as these projected cash flows were greater than the carrying amount.

Other Expense (Income)

      We had no other income for the nine month period ended September 30, 2004, compared to the $3.5 million in other income we recorded for the nine month period ended September 30, 2003, which consisted of a Texas sales tax refund of $3.7 million reduced by other expense of $0.2 million.

Liquidity and Capital Resources

      On July 16, 2001, Sterling Chemicals Holdings, Inc., Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, the “Plan of Reorganization”). On December 19, 2002, the Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of the Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002, and “Reorganized Sterling” for periods after December 19, 2002.

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

      On December 19, 2002, we established our revolving credit facility (the “Revolver”) with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders, which provides up to $100 million in revolving credit loans. The Revolver has an initial term ending on September 19, 2007. Under the Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. The Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). The borrowing rate under the Revolver for the three and nine-month periods ended September 30, 2004 was 5.2% and 5.1%, respectively. Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2004, total credit available under the

Revolver was limited to $71 million due to these borrowing base limitations. As of September 30, 2004, there were no loans outstanding under the Revolver, although we had $1 million in outstanding letters of credit issued pursuant to the Revolver.

      The Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. The Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization (as defined in the Revolver) on a monthly basis if, for 15 consecutive days, unused availability under the Revolver plus cash on hand is less than $20 million. The Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

      Our liquidity (i.e., cash and cash equivalents plus total credit available under the Revolver, subject to the conditions to borrowings under the Revolver) was $98 million at September 30, 2004, a decrease of $18 million compared to our liquidity at December 31, 2003. This decrease was primarily due to the completion of maintenance turnarounds of our styrene and acrylonitrile units during the first quarter of 2004. The total cost of these turnarounds, including maintenance expense, catalyst installation and capital projects, was $21 million. Our liquidity of $98 million at September 30, 2004, represents an increase of $18 million from our liquidity at June 30, 2004. We believe that our cash on hand, together with credit available under the Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital

      Our working capital on September 30, 2004 was $115 million, a decrease of $3 million from our working capital of $118 million on December 31, 2003. This decrease in working capital was primarily due to negative cash flows from operations during the first nine months of 2004, which were influenced by costs related to the maintenance turnarounds described above. Working capital on September 30, 2004 improved $11 million compared to June 30, 2004, primarily due to stronger operating results with increases in cash, accounts receivable, accounts payable and accrued liabilities, which was slightly offset by a decrease in inventories of finished products.

Cash Flow

      Net cash used in our operations was $5 million for the nine month period ended September 30, 2004, whereas net cash used in our operations during the nine month period ended September 30, 2003 was $50 million. This change was primarily the result of a decrease in working capital during the first nine months of 2004 from that experienced in the first nine months of 2003. Net cash flow used in our investing activities was $10 million during the first three quarters of 2004 compared to the $11 million of net cash flow we used in our investing activities during the first three quarters of 2003. The net cash flow used in our investing activities during both periods was for capital expenditures. We did not record any cash provided by or used in financing activities during the first three quarters of 2004 or the first three quarters of 2003, as borrowings under the Revolver were equal to repayments during the first three quarters of 2004, and there were no borrowings under the Revolver during the first three quarters of 2003.

Capital Expenditures

      Our capital expenditures were $10 million during the nine month period ended September 30, 2004 and $11 million during the nine month period ended September 30, 2003. Capital expenditures are anticipated to be approximately $6 million during the last quarter of 2004, primarily for projects required to comply with the State Implementation Plan (as discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements), along with routine safety, environmental and equipment replacement matters.

Contractual Cash Obligations

      We conducted a review of our contractual cash obligations as of September 30, 2004 and there have been no material changes from the significant contractual obligations disclosed in our Form 10-K for the fiscal year ended December 31, 2003.

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

New Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number (“FIN”) 46-R, “Consolidation of Variable Interest Entities.” FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. We do not believe that any of our investments or any other arrangements that come within the definition of a variable interest entity are required to be consolidated under FIN 46-R.

      In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements for fiscal years ending after December 7, 2003, and permits a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”) which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 applies to us for all interim and annual periods commencing on or after July 1, 2004. We performed a measurement of the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy in the years 2006 through 2009. We estimate that this subsidy will be approximately 20% of the net benefits under our plan, or $0.2 million annually.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      The information under “Legal Proceedings” in Note 7 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 6.	Exhibits

      The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1		—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**10	.1	—	Sixth Amendment to the Sixth Amended and Restated Savings and Investment Plan.
**15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32	.1	—	Section 1350 Certification of the Chief Executive Officer
**32	.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

By	/s/ RICHARD K. CRUMP

Richard K. Crump
President and Chief Executive Officer

Date: November 8, 2004

By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President — Finance and
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2004

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1		—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**10	.1	—	Sixth Amendment to the Sixth Amended and Restated Savings and Investment Plan.
**15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32	.1	—	Section 1350 Certification of the Chief Executive Officer
**32	.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith