Form 10-K
period 2004-12-31
STERLING CHEMICALS INC
filed 2005-02-16
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-50132

Sterling Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0502785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 3600	(713) 650-3700
Houston, Texas 77002-4109 (Address of principal executive offices)	(Registrant’s telephone number, including area code)
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
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $30,923,325.
     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐.
     As of January 31, 2005, Sterling Chemicals, Inc. had 2,825,000 shares of common stock outstanding.
     Portions of the definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
      Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-K refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.
      Readers should consider the following information as they review this Form 10-K.
Forward-Looking Statements
      Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•	the cyclicality of the petrochemicals industry;

•	current and future industry conditions;

•	the extent and timing of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our business strategy, results of operations or financial position;

•	the level of expected savings from our cost reduction initiatives;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of and requirements for financial resources;

•	future contractual obligations;

•	future amendments or renewals of existing contractual relationships;

•	business strategy;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future dividends;

•	financing plans;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

i

•	compliance with applicable laws; and

•	adequacy of insurance or indemnification.
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
      The risks included here are not exhaustive. Other sections of this report, and our other filings with the Securities and Exchange Commission, include additional factors that could adversely affect our business, results of operations and financial performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Known Events, Trends, Uncertainties and Risk Factors” contained in Item 7 of Part II of this Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

ii

Subsequent Events
      All statements and information contained in this Form 10-K, including the forward-looking statements discussed above, are made as of February 15, 2005, unless those statements or information are expressly made as of another date. We disclaim any responsibility for the correctness of any statement or information contained in this Form 10-K to the extent such statement or information is affected or impacted by events, circumstances or developments occurring after February 15, 2005 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
Document Summaries
      Descriptions of documents and agreements contained in this Form 10-K are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.
Fiscal Year
      In December 2002, we changed our fiscal year-end from September 30 to December 31. In this Form 10-K:

•	“2004” and “fiscal 2004” refer to the 12-month period ended December 31, 2004;

•	“2003” and “fiscal 2003” refer to the 12-month period ended December 31, 2003;

•	“fiscal 2002” refers to the 12-month period ended September 30, 2002; and

•	the “Transition Period” refers to the three-month period from October 1, 2002 through December 31, 2002.

iii

PART I

Item 1.	Business
      We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products include styrene, acetic acid and acrylonitrile. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives, surface coatings and cigarette filters. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that expires in 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. Acrylonitrile is used primarily in apparel, textiles, ABS plastics, upholstery and automotive parts, and is also used in a wide variety of other applications. Most of our acrylonitrile sales are made under several long-term agreements with BP Chemicals.
      We manufacture all of our petrochemicals products at our world scale facility in Texas City, Texas. This facility is strategically located on a deepwater port, and also has truck and railcar loading and unloading facilities, giving us the ability to accept shipment of our major raw materials in the most efficient manner and load shipments of our petrochemicals products for delivery throughout the world. As set forth below, our rated annual production capacity is among the highest in North America for styrene, acetic acid and acrylonitrile.

		Percent of
		Total North
	Rated Annual	American	North American	Global
Product	Production Capacity	Capacity	Market Position	Production Capacity

Styrene	1.7 billion pounds	11%	4	58 billion pounds
Acetic Acid	1 billion pounds	17%	3	20 billion pounds
Acrylonitrile	740 million pounds	19%	3	14 billion pounds
      We also produce plasticizers and sodium cyanide at our Texas City facility, and Monsanto Company (“Monsanto”) has constructed a facility to produce disodium iminodiacetic acid (“DSIDA”) at our site. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term contract that expires in 2007. Sodium cyanide and DSIDA are both produced from hydrogen cyanide, a by-product of our acrylonitrile production. All of our sodium cyanide, which is used extensively in gold mining operations, is sold to E.I. du Pont de Nemours and Company (“DuPont”) pursuant to a long-standing relationship. DSIDA is an essential intermediate in the production of Roundup®, a glyphosate-based herbicide. Monsanto has contractually committed to start up their DSIDA facility by mid-2007 and has the option of starting up the facility earlier than that time. After start-up, we will produce DSIDA for Monsanto under a long-term contract that will extend for at least 15 years.
      We own the styrene, acetic acid, acrylonitrile and plasticizers manufacturing units located at our Texas City facility and operate the sodium cyanide unit on behalf of DuPont, which owns the sodium cyanide unit. After start-up, we will operate the DSIDA unit on behalf of Monsanto, which owns the DSIDA unit. The sodium cyanide and DSIDA units use hydrogen cyanide created as a by-product from our acrylonitrile operations, and we sell all of the hydrogen cyanide used at the sodium cyanide and DSIDA units to DuPont and Monsanto, respectively. We have also leased portions of our Texas City site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We lease the space for our principal offices, which are in Houston, Texas.
Business Strategy
      Our objectives are to be a premier producer of petrochemicals, to maintain a strong market position, to achieve first quartile cost performance in all of our major products and to provide superior customer service. Our management team has adopted the following strategies in pursuit of these objectives.
      Optimize Capacity Utilization Rates Through Long-Term Supply Contracts. We attempt to improve our profitability by arranging a constant base production volume for each of our production units under long-term supply agreements. Currently, we sell all of our acetic acid production to BP Chemicals and all of our plasticizers production to BASF under this type of contract. We also dedicate a significant portion of our acrylonitrile and styrene production under long-term arrangements. By optimizing capacity utilization rates, we can lower our selling, general and administrative expenses, reduce our working capital requirements and insulate our operations, to some extent, from the effects of declining markets and changes in raw material prices. We also market a significant portion of our products and generate a significant portion of our revenues under conversion agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. Our conversion agreements are designed to insulate us, to some extent, from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements.
      Capitalize on Cyclical Peaks in Markets. While we seek to improve our profitability by entering into long-term agreements which provide a reasonable base level of cash flow and production rates, we have also positioned ourselves to take advantage of strong cash flow opportunities during positive cyclical periods in the markets for our products, particularly for styrene. We have significant capacity for styrene, 50% of which is not committed under long-term arrangements and can be sold at higher market prices during positive cyclical periods. We may, however, also take advantage of favorable market conditions by entering into additional long-term agreements with respect to some of our existing uncommitted capacity.
      Improve Organization Efficiency and Cost Structure. We continually seek to improve our cost competitiveness through organizational efficiencies, productivity enhancements, operating controls and general cost reductions. During the last half of 2004, we developed and adopted an organizational efficiency project involving the design, development and implementation of uniform and standardized systems and processes to improve our production, maintenance, logistics and materials management and procurement functions. Starting in 2005, we expect the combined annual cost savings of our organizational efficiency project and our other cost savings initiatives implemented in 2004, and continuing to be implemented, to be approximately $20 million (representing a 15% reduction in our annual fixed costs), with approximately 20% to 40% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. However, the actual level of savings that will be achieved as a result of our cost savings initiatives can be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may, consequently, be lower than our expectations. In implementing our cost savings initiatives during 2004, we incurred approximately $5.9 million in costs related to these projects, including $3.9 million for employee severance and benefit costs, of which $2.4 million was incurred during the fourth quarter of 2004.
Industry Overview
      Styrene. Current global production capacity of styrene is approximately 58 billion pounds per year, with current total North American production capacity at approximately 15 billion pounds per year. As is the case with most petrochemicals, markets for styrene from time to time experience periods of strong demand, resulting in tight supply and higher prices and profit margins. Inevitably, favorable market conditions will prompt increases in supply. In most cases, increases in supply are achieved through the construction of new facilities or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply and cause available supply to greatly exceed demand for an extended period.
      From 1994 through 1996, strong demand growth and high utilization rates for styrene prevailed, which prompted several major producers to announce new capacity increases in 1997 and 1998, particularly in the Far East. At the time this new capacity was announced, there was also a general slowdown in the economic growth rate in the Far East which significantly reduced demand growth for styrene. During 2000, styrene prices and margins increased significantly from levels experienced in 1999. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene prices and margins hit their highest level in April 2000 and then decreased over the second half of 2000. During 2001, U.S. and world economies experienced a general slowdown that negatively impacted demand for most petrochemicals, including styrene. Raw material and energy costs spiked upward during the first half of 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion for most of their products. Demand for styrene, relative to supply, increased late in the second quarter of fiscal 2002 due to a variety of factors, including economic improvements in the United States manufacturing sector, global restocking of low inventory levels and styrene plant shutdowns attributable to scheduled maintenance and operating problems at several of our competitors. During the first half of 2003, styrene demand and margins were depressed due to high energy and raw materials costs and uncertainties associated with the war with Iraq. Energy and raw materials costs declined during the second half of 2003 and, coupled with improved economic conditions in the United States and the rest of the world, resulted in improved margins for styrene sales.
      Styrene prices were fairly high, from a historical perspective, during 2004. However, in April 2004, prices for benzene, one of the primary raw materials in the production of styrene, escalated to historical highs for both spot and contract volumes, and prices continued to rise over the course of the second and third quarters of 2004. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, this historically high benzene cost in 2004 made it difficult for United States styrene producers to realize meaningful margin improvements on their 2004 styrene sales. Prices for benzene peaked in July 2004, with spot prices exceeding $4 per gallon. In late 2004, however, benzene prices fell dramatically, with spot prices for benzene falling to approximately $2.60 per gallon as of the end of December 2004, though this was still very high from a historical perspective.
      Many industry experts are forecasting that the balance of supply and demand for styrene will favor producers over the next two years, especially in the Asian markets. Although it is impossible to know whether or not market conditions will be favorable during that time frame, we expect to have higher operating rates and sales over the next two years, with most of our incremental production being sold in Asia on the spot markets. Several of our competitors have announced their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions until the additional supply is absorbed by growth in market demand.
      Acetic Acid. Current global production capacity of acetic acid is approximately 20 billion pounds per year, with current North American production capacity at approximately 6 billion pounds per year. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand. The acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins.

      Several acetic acid capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to one billion pounds. In late 2000, BP Chemicals and Celanese AG (the two largest producers of acetic acid in the world) began operating 880 million-pound and 1.1 billion-pound acetic acid production units in Malaysia and Singapore, respectively. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. Recently, BP Chemicals announced its intention to close two outdated, higher-cost technology acetic acid production units at its Hull, England facilities. The production units at the Hull facility that are being closed currently have an annual production capacity of approximately 500 million pounds of acetic acid, some of which is sold in the European and South American markets.
      Acrylonitrile. Current global production capacity of acrylonitrile is approximately 14 billion pounds per year, with current total North American production capacity at approximately 4 billion pounds per year. Markets for acrylonitrile exhibit similar characteristics to those of styrene in terms of capacity utilization, selling prices and profit margins. In addition, as more than 50% of domestic acrylonitrile production is sold in the export market, demand is significantly impacted by customers in China, which, in 2004, purchased 700 million pounds of acrylonitrile, 4.3 billion pounds of ABS/ SAN resin and 1 billion pounds of acrylic fiber, equivalent to approximately 2.8 billion pounds of acrylonitrile in the form of product or derivatives, from producers outside of China, greatly surpassing the aggregate amount of acrylonitrile exported globally from the United States.
      Acrylonitrile demand growth worldwide has generally averaged 2.2% per year over the last decade, most of which has been concentrated in the Asia/ Far East region, particularly in China. During 1995 and 1996, concerns about availability of acrylonitrile and the costs of raw materials resulted in high prices and profit margins, which in turn prompted many producers to add incremental acrylonitrile capacity, and two Asian acrylonitrile consumers to build acrylonitrile plants to meet their captive demand. The economic crisis in Asia in the late 1990’s resulted in significantly weaker demand for acrylonitrile and its derivatives, and this weaker demand, together with the increased production capacity, resulted in significantly depressed acrylonitrile prices and profit margins. Beginning in late 1999, acrylonitrile prices increased significantly due to improved market demand, operating problems experienced at several producers and generally low inventory levels. In 2001, acrylonitrile prices and profit margins again weakened significantly due to the start-up of new acrylonitrile plants in the United States and Taiwan, a general slowdown of the United States and world economies and higher raw materials and energy costs.
      United States producers of acrylonitrile have historically enjoyed a significant cost advantage over producers located in other parts of the world, primarily due to low regional propylene and energy costs. Since 2001, however, natural gas prices in the United States have escalated sharply, eliminating much of the domestic advantage in energy costs, and prices for propylene (one of the major raw materials used in the production of acrylonitrile) have become more or less equivalent with propylene prices in other parts of the world. These developments have made it difficult for United States producers to achieve favorable margins on export sales of acrylonitrile. Acrylonitrile demand, capacity utilization and profit margins showed improvement through 2002, although still at low levels, then fell back slightly in the second quarter of 2003 before recovering somewhat in the second half of 2003. Demand for acrylonitrile in 2004 was favorable to producers but profit margins continued to be weak, primarily due to high propylene prices in the United States and Asia resulting from limited propylene supply. Acrylonitrile sales in China are expected to become even more competitive in the short-term, with new acrylonitrile capacity scheduled to come on-stream in Asia during the first quarter of 2005 to service local markets.
      Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based technology. Linear plasticizers typically receive a premium over competing propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products.

Product Summary
      The following table summarizes our principal products, including our capacity, primary end uses, raw materials and major competitors for each product. “Capacity” represents rated annual production capacity at December 31, 2004, which is calculated by estimating the number of days in a typical year a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product
(Capacity)	Intermediate Products	Primary End Products	Raw Materials	Major Competitors

Styrene (1.7 billion pounds per year)	Polystyrene, ABS/ SAN resins, styrene butadiene latex and unsaturated polyester resins	Building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children’s toys, paper coating, appliance parts and carpet backing	Benzene and Ethylene	Lyondell Chemical Company, BP Amoco Chemical Company, Chevron Phillips Chemical Company, Shell Chemical Company, Cos-Mar (a joint venture of General Electric Company and FINA Inc.), Nova Corporation, SABIC, Samsung and Mitsubishi
Acetic Acid (1 billion pounds per year)	Vinyl acetate, terephthalic acid, and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG, Eastman Chemical Company and Lyondell Chemical Company
Acrylonitrile (740 million pounds per year)	Acrylic fibers, ABS/SAN resins, NB copolymers, adiponitrile and acrylamide	Apparel, furnishings, upholstery, household appliances, carpets and plastics for automotive parts using ABS and SAN polymers	Propylene and Ammonia	BP Amoco Chemical Company, Cytec Industries Inc., E.I. du Pont de Nemours and Company, Asahi Chemical Industry Company, Ltd., Solutia Inc., Tae Kwang, Formosa Plastics, CPDC and DSM
Plasticizers (280 million pounds per year)	Flexible polyvinyl chloride (“PVC”)	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Alpha-olefins, Carbon Monoxide, Hydrogen and Orthoxylene	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
Sodium Cyanide (85 million pounds per year)	N/A	Electroplating and precious metals recovery	Hydrogen Cyanide and Caustic Soda	E.I. du Pont de Nemours and Company, Degussa- Huls, FMC Corporation, Tong Soh Petrochemical, Tae Kwang and DSM
DSIDA (80 million pounds per year)	N/A	Herbicides	Hydrogen Cyanide and Caustic Soda	Solutia Inc.
Products
      Styrene. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. We have the fourth largest production capacity for styrene in North America. Our styrene unit is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 11% of total North American capacity. Approximately 50% of our styrene capacity is committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets.
      Acetic Acid. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives, surface coatings and cigarette filters. We have the third largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately one billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term production agreement that expires in 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. For a further explanation of this agreement, please refer to “Acetic Acid-BP Chemicals” under “Contracts” in Item 1 of Part 1. We are the sole supplier of acetic acid in the Americas to BP Chemicals, which is widely recognized as a technological leader in the manufacture of acetic acid and is the second largest producer of acetic acid in the world. In 2003, we and BP Chemicals installed a new larger reactor at our acetic acid unit, which is designed to permit additional low cost expansions of the acetic acid unit in the future.
      Acrylonitrile. Acrylonitrile is used primarily in apparel, textiles, ABS plastics, upholstery and automotive parts, and is also used in a wide variety of other applications. We have the third largest production capacity for acrylonitrile in North America. Our acrylonitrile unit has a rated annual production capacity of approximately 740 million pounds, which represents approximately 19% of total North American capacity. Most of our acrylonitrile sales are made under several long-term agreements with BP Chemicals. For a further explanation of these agreements, please refer to “Acrylonitrile-BP Chemicals” under “Contracts” in Item 1 of Part 1. In 2001, the combination of the start-up of new acrylonitrile plants in the U.S. and Taiwan, a general slowdown of U.S. and world economies and a dramatic increase in raw material and energy costs caused acrylonitrile prices and margins to significantly weaken. As a result, we rescheduled maintenance turnaround work on our acrylonitrile facility, performing this work during the second quarter of fiscal 2001 rather than later in the year. The adverse economic conditions that led to rescheduling of the maintenance work persisted beyond the completion of the work, and we elected to postpone restarting our acrylonitrile facilities and the sodium cyanide and DSIDA production units, which are dependent on our acrylonitrile facility for feedstocks. In June 2003, we began the process of restarting our acrylonitrile facility, which we completed in August 2003.
      In February 2005, we declared force majeure for our acrylonitrile and derivatives operations in Texas City, Texas due to unavailability of propylene and have shut down our acrylonitrile facilities and sodium cyanide unit (which uses a by-product of our acrylonitrile operations as a raw material) until adequate supplies become available. During the temporary shutdown, we may make major process changes to our acrylonitrile facilities to improve our acrylonitrile manufacturing cost position. As a part of these process changes, we may permanently shut down our least cost efficient acrylonitrile reactor, which would result in a reduction in our overall capacity for acrylonitrile from 740 million pounds per year to 530 million pounds per year. If we pursue these process changes, the total capital cost is expected to be between $2 million and $3 million, and the modified acrylonitrile plant and the sodium cyanide unit would likely resume operations by the end of the second quarter of 2005, assuming adequate supplies of propylene are then available.
      Plasticizers. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to a long-term contract that expires in 2007. For a further explanation of this agreement, please refer to “Plasticizers-BASF” under “Contracts”, in Item 1 of Part 1. Our rated annual production capacity of plasticizers is approximately 280 million pounds.
      Sodium Cyanide. Sodium cyanide, which is used extensively in gold mining operations, is produced from hydrogen cyanide, a by-product of our acrylonitrile production. Pursuant to a long-term arrangement, we operate a sodium cyanide unit owned by DuPont at our Texas City facility. The rated annual production capacity of this unit is approximately 85 million pounds. We sell DuPont all of the hydrogen cyanide used in the production of sodium cyanide at our site. As noted above, this unit was shut down from the second quarter of fiscal 2001 through August 2003 in connection with the acrylonitrile shutdown and is currently shut down as a result of the February 2005 acrylonitrile shutdown as a result of a force majeure event.
      DSIDA. Monsanto has constructed a facility to produce DSIDA at our site. DSIDA is an essential intermediate in the production of Monsanto’s Roundup®, a glyphosate-based herbicide. The rated annual production capacity of the DSIDA plant is approximately 80 million pounds. DSIDA is produced from hydrogen cyanide, a by-product of our acrylonitrile production. Monsanto has contractually committed to start up their DSIDA facility by mid-2007 and has the option of starting up the facility earlier than that time. After start-up, we will produce DSIDA for Monsanto, and will sell Monsanto all of the hydrogen cyanide needed to produce DSIDA at our site under long-term contracts that will extend for at least 15 years.
Sales and Marketing
      We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. We compete on the basis of product price, quality and deliverability. We sell our petrochemicals products pursuant to:

•	multi-year contracts;

•	conversion agreements; and

•	spot transactions in both the domestic and export markets.
Prices for our styrene and acrylonitrile products are determined by global market factors that are largely beyond our control and, except with respect to products sold under a number of our multi-year contracts, we generally sell these products at prevailing market prices. From time to time, we may resell raw materials we purchased from others, purchase styrene or acrylonitrile for resale or sell ethylbenzene that we have produced from our own purchased benzene and ethylene or from customer supplied materials.
      We have long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and DSIDA, each to one customer. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. These agreements are intended to:

•	optimize capacity utilization rates;

•	lower our selling, general and administrative expenses;

•	reduce our working capital requirements;

•	insulate our operations, to some extent, from the effects of declining markets and changes in raw materials prices; and

•	in some cases, gain access to certain improvements in manufacturing process technology.
We also market a significant portion of our volumes of petrochemicals and generate a significant portion of our revenues under our conversion agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our conversion agreements are designed to insulate us, to some extent, from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our petrochemicals products are sold by our direct sales force, sales agents or through ANEXCO, LLC, our marketing joint venture with BP Chemicals.
      For information regarding our export sales, see Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form  10-K.
Contracts
      Our key multi-year contracts, which collectively accounted for 19% of our revenues for fiscal 2004, are described below. BP Chemicals accounted for 14%, 16% and 10% of our revenues during 2004, 2003 and fiscal 2002, respectively. In 2004 and 2003, an additional customer accounted for 15% and 12% of our total revenue, respectively. Additionally in 2004, another customer accounted for 14% of our total revenue. No other single customers accounted for more than 10% of our revenues in any of the last 3 fiscal years.
     Acetic Acid-BP Chemicals
      In 1986, we entered into a long-term acetic acid Production Agreement with BP Chemicals, which has since been amended several times. Under this Production Agreement, BP Chemicals has the exclusive right to purchase all of our acetic acid production until at least August 2016. BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid. In addition, BP Chemicals reimburses us for our operating costs and, until August 2006, makes certain monthly payments to us.
     Acrylonitrile-BP Chemicals
      Our acrylonitrile relationship with BP Chemicals is governed by a variety of documents, including a Production Agreement and a Joint Venture Agreement. In 1988, we entered into a long-term Production Agreement with BP Chemicals and BP Chemicals contributed the majority of the capital expenditures required for starting the third acrylonitrile reactor train at our acrylonitrile facility. Under this Production Agreement, BP Chemicals has the right, but not the obligation, to purchase acrylonitrile from us up to a specified percentage of our annual rated production capacity. BP Chemicals furnishes the necessary raw materials and pays us a conversion fee for any acrylonitrile it elects to purchase, and reimburses us for a specified portion of our fixed and variable costs related to our acrylonitrile production, irrespective of whether BP Chemicals purchases any acrylonitrile under the Production Agreement. To protect BP Chemicals in the event we default under the Production Agreement, BP Chemicals has a first priority security interest in the third reactor and related equipment and in the first acrylonitrile produced in our three reactor units to the extent BP Chemicals is entitled to purchase acrylonitrile under the Production Agreement. In April 1998, we amended and restated the Production Agreement to, among other things, encourage increased manufacturing and technical cooperation, and we entered into a Joint Venture Agreement with BP Chemicals, pursuant to which we formed ANEXCO, LLC, a 50/50 joint venture that markets all of the parties’ respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. In June 2003, we entered into an acrylonitrile expanded relationship agreement with BP Chemicals, significantly increasing BP Chemicals’ right to purchase acrylonitrile from us under the Production Agreement and modifying the Joint Venture Agreement in a manner that, together with the modifications to the Production Agreement, was intended to enhance our ability to operate our acrylonitrile facility at optimal rates throughout the acrylonitrile market cycles. We have incorporated certain technological improvements into two of our acrylonitrile reactors under a separate license agreement with an affiliate of BP Chemicals, and we have the right to incorporate these and any future improvements into our remaining acrylonitrile reactor.
     Plasticizers-BASF
      Since 1986, we have sold all of our plasticizers production to BASF pursuant to a product sales agreement that expires at the end of 2007. Under the product sales agreement, BASF provides us with some of the required raw materials and markets the plasticizers we produce. BASF is obligated to make certain quarterly payments to us and to reimburse us monthly for our actual production costs. In addition, we share in the profits and losses realized by BASF in connection with the plasticizers we produce. In January 2004, BASF purchased Sunoco’s plasticizers business with manufacturing facilities in Pasadena, Texas. We are currently evaluating the impact that this acquisition will have on our plasticizers relationship with BASF and are exploring various alternatives that may be available to us related to our plasticizers operations. Under certain circumstances, the BASF-Sunoco transaction could have negative effects under our product sales agreement with BASF. However, we do not believe that any such negative effects would have a material impact on our business, financial position, results of operations or cash flows. We are currently in discussions with BASF regarding a restructuring and extension of our plasticizers product sales agreement, but we do not know whether these discussions will ultimately be successful.
Raw Materials for Products and Energy Resources
      For most of our products, the combined cost of raw materials and energy resources is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and utilities at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities, which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Certain Known Events, Trends, Uncertainties and Risk Factors” included in Item 7 of Part II of this Form  10-K.
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
      Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair supplies us with all of the carbon monoxide we require for the production of acetic acid from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City facility. Currently, our methanol requirements are supplied by BP Chemicals.
      Acrylonitrile. We produce acrylonitrile by reacting propylene and ammonia. Propylene and ammonia are both commodity chemicals and prices for each can fluctuate widely due to significant changes in the availability of these products. Under our Production Agreement with BP Chemicals, BP Chemicals furnishes us with the propylene or ammonia necessary to produce any acrylonitrile it elects to purchase. We purchase the rest of the propylene and ammonia we need for acrylonitrile production. If BP Chemicals were to cease furnishing its own raw materials, our requirements for purchased propylene and ammonia could significantly increase. During portions of 2004, acrylonitrile operating rates were restricted due to lack of propylene supply at acceptable prices.
      Plasticizers. The primary raw materials for plasticizers are alpha-olefins and orthoxylene, which are supplied by BASF under our long-term product sales agreement, and carbon monoxide and hydrogen, which are supplied by Praxair.
      Sodium Cyanide. Sodium cyanide is manufactured using hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process.
      DSIDA. DSIDA is manufactured using hydrogen cyanide produced as a by-product of our acrylonitrile manufacturing process.

Technology and Licensing
      In 1986, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of our Texas City facility from Monsanto. We use these licenses in the production of styrene, acetic acid, acrylonitrile and plasticizers.
      During 1991, BP Chemicals Ltd. (“BPCL”) purchased the acetic acid technology from Monsanto, subject to existing licenses. Under an Acetic Acid Technology Agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic acid technology developed by BPCL at its acetic acid facilities in England during the term of such agreement or pursuant to the research and development program provided by BPCL under the terms of such agreement.
      In connection with the long-term acrylonitrile Production Agreement entered into with BP Chemicals in 1988, BPCL granted us a non-exclusive, irrevocable and perpetual royalty-free license to use its acrylonitrile technology at our Texas City facility. This license automatically terminates upon the termination of our acrylonitrile Production Agreement with BP Chemicals. However, such termination would not prevent our continued use of BP Chemicals’ catalyst or BPCL’s technology, or prevent our continued production of acrylonitrile at our Texas City facility. We have agreed with BPCL to cross-license any technology or improvements relating to the manufacture of acrylonitrile at our Texas City facility.
      Although we do not engage in alternative process research with respect to our Texas City facility, we do monitor new technology developments and, when we believe it is necessary, we typically seek to obtain licenses for process improvements.
Competition
      The petrochemical industry is highly competitive. Many of our competitors are larger and have substantially greater financial resources than we have. Among our competitors are some of the world’s largest chemical companies that, in contrast to us, have their own raw materials resources. In addition, a significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. You can find a list of our principal competitors in the “Product Summary” table above.
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
      Foreign markets for our products can be affected by import laws and regulations. A significant portion of our products are sold in North America, but we also make significant sales in Asia when market conditions are favorable. In 2004, our export sales accounted for approximately 37% of our total revenues, with 26% of our total sales being made in Asian markets, 6% in Mexican markets, 3% in European markets and 2% in South American markets.
Environmental Matters
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
      Our operating expenditures for environmental matters, mostly waste management and compliance of our continuing operations, were $26 million in both 2004 and in 2003. We also spent $8 million for environmentally related capital projects in 2004 and $3 million for these types of capital projects in 2003. In 2005, we anticipate spending approximately $4 million for capital projects related to waste management, incident prevention and environmental compliance. We do not expect to make any capital expenditures in 2005 related to remediation of environmental conditions.
      In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental and health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred, and may continue to incur, liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities, but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us. It is our policy to make safety, environmental and replacement capital expenditures a priority in order to ensure adequate safety and compliance at all times. In the event we should not have available to us, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that we cease operations at the affected facility to avoid exposing our employees and contract workers, the surrounding community or the environment to potential harm.
      Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter threshold for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time.
      On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the EPA, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by approximately 80% by the end of 2007. The current SIP rules also require monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and may impose a site-wide cap on emissions of HRVOCs in 2006. At the conclusion of its review of the SIP, the EPA may require further control measures, including possibly increasing the total amount of reductions of nitrogen oxide emissions required from 80% to 90%. Based on the SIP as adopted by the TCEQ, we believe that the total cost of the capital improvements required to comply with all of these new regulations will be between $22 million and $24 million, of which $6.0 million, $0.8 million and zero were expended in 2004, 2003 and fiscal 2002, respectively. We anticipate that the balance of these capital expenditures and other expenses will need to be incurred between 2005 and 2008. Under some of our production agreements, we will be able to recover a small portion of these costs from the other parties to these agreements. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, more than offset the initial capital expenditures. However, alternative methods may not be available to us or, even if available, such alternative methods may not reduce the net amount of our required capital expenditures by a meaningful amount.
      To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Employees
      As of December 31, 2004, we had 336 employees. All of our hourly employees at our Texas City facility, a total of 134 people, are covered by a collective bargaining agreement with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our current collective bargaining agreement with the Union expires on May 1, 2007. Although we believe our relationship with our hourly employees is generally good, we did lock out our employees for 16 weeks in 2002, and our hourly employees engaged in a strike for one week in 2004, in both cases in connection with efforts to reach new collective bargaining agreements.
Insurance
      We maintain insurance at levels that we believe are reasonable and that are typical for our industry’s insurance coverages, a portion of which are provided by a captive insurance company maintained by us and a few other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Additionally, we may incur losses beyond the limits of, or outside the coverage of, our insurance. We maintain full replacement value insurance coverage for property damage to our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on our business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. We may not in the future be able to maintain our existing coverage or our premiums may increase substantially. As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers have created exclusions for losses from terrorism from our “all risk” property insurance policies. While separate terrorism insurance coverage is available, premiums for such coverage are very expensive, especially for chemical facilities, and the policies are subject to very high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain terrorism insurance, especially given the significant risks that are not covered by such insurance, and we do not carry terrorism insurance on our property at this time.
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
      Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, there are facilities to produce six petrochemicals products at the Texas City, Texas site: styrene, acetic acid, acrylonitrile, plasticizers, sodium cyanide and DSIDA. We own all of the real property which comprises our Texas City facility and we own the styrene, acrylonitrile, acetic acid and plasticizers manufacturing units located at the site. DuPont and Monsanto built the sodium cyanide and DSIDA units, respectively, on land leased from us at our Texas City facility. DuPont owns the sodium cyanide unit, which we operate on behalf of DuPont. Monsanto owns the DSIDA unit. Monsanto has contractually committed to start-up the DSIDA unit by mid-2007 and has the option of restarting the unit prior to that time. After start-up, we will operate the DSIDA unit on behalf of Monsanto under a long-term contract that will extend for at least 15 years. We have also leased portions of the site to Praxair and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We continuously explore opportunities for further construction of facilities at our site. The construction of a new facility at our site by another company typically lowers our overall fixed costs for each of our operating units and provides us with additional revenue. We own 148 railcars and, at our Texas City site, we have facilities to load our products in ocean-going vessels, barges, trucks and railcars for shipment to customers throughout the world.
      We lease our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas.
      We believe our properties and equipment are sufficient to conduct our business.

Item 3.	Legal Proceedings
      On July 16, 2001, Sterling Chemicals Holdings, Inc. (“Holdings”) and most of its U.S. subsidiaries, including us (collectively referred to as the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The plan of reorganization was confirmed on November 20, 2002 (as confirmed, our “Plan of Reorganization”) and, on December 19, 2002 (the “Effective Date”), our Plan of Reorganization became effective and we and the other Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors’ estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of the Plan of Reorganization or negotiated settlements.
      A few issues remain outstanding before the Bankruptcy Court related to the allowability and classification of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, but we cannot guarantee that result.
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
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Our common stock, par value $.01 per share, is currently quoted on the Over-the-Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SCHI.” The following table contains information about the high and low sales prices per share of our common stock since January 1, 2003, when our common stock was first quoted on the OTC Electronic Bulletin Board. Price information reflects quotes from the OTC Electronic Bulletin Board. Information about OTC Electronic Bulletin Board bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Electronic Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004 High	$29.00	$26.00	$25.00	$37.00
Low	$25.00	$21.00	$23.00	$23.50
2003 High	$40.01	$23.00	$17.00	$25.50
Low	$22.00	$15.00	$14.00	$15.25
      The last reported sale price per share of our common stock as reported on the OTC Electronic Bulletin Board on February 2, 2005 was $39.50. As of February 2, 2005, there were 342 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
Dividend Policy
      We have not declared or paid any cash dividends with respect to our common stock since we emerged from bankruptcy in December 2002. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, we cannot pay dividends on our shares of common stock under the indenture for our 10% Senior Secured Notes due 2007, (our “Secured Notes”) or our revolving credit agreement. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under the existing debt instruments and other factors deemed relevant by our Board of Directors.

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
      On July 16, 2001, Sterling Chemicals Holdings, Inc. (“Holdings”), Sterling Chemicals, Inc. and most of their U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors filed a plan of reorganization with the Bankruptcy Court on May 14, 2002 which, after several amendments, was confirmed on November 20, 2002 (as confirmed, our “Plan of Reorganization”). On December 19, 2002 (the “Effective Date”), our Plan of Reorganization became effective and the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December  19, 2002. Prior to December 6, 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Holdings and, accordingly, per share data prior to December 19, 2002 is not presented.
      The consolidated statements of operations information for the years ended December 31, 2004, December 31, 2003 and the transition period from December  20, 2002 to December 31, 2002, and the consolidated balance sheet information at December 31, 2004, 2003 and 2002, reflect the financial position and operating results after giving effect to our Plan of Reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, such financial information is not comparable to the historical financial information before December 20, 2002. During 2002, we changed our year end from September 30 to December 31.

	Reorganized Sterling			Predecessor Sterling

	Year ended	Year ended	December 20 to	October 1 to	Fiscal Year Ended September 30,
	December 31,	December 31	December 31,	December 19,
	2004	2003	2002	2002	2002	2001	2000

	(In Thousands, Except Per Share Data)
Operating Data:
Revenues	$851,662	$592,791	$12,572	$99,888	$381,801	$468,738	$797,756
Gross profit (loss)	2,568	3,051	(29)	300	27,646	(52,639)	97,504
Income (loss) from continuing operations(1)	(62,444)	(13,223)	(1,544)	223,974	(52,616)	(135,640)	14,891
Income (loss) from discontinued operations(2)	—	(976)	—	194,637	16,630	(46,070)	(78,738)
Per Share Data:
Net income (loss) attributable to common stockholders	(24.30)	(6.84)	(0.61)	—	—	—	—
Net income (loss) from continuing operations attributable to common stockholders.	(24.30)	(6.49)	(0.61)	—	—	—	—
Cash dividends	—	—	—	—	—	—	—
Balance Sheet Data:
Working capital(3)	$102,530	$118,165	$129,413	$132,058	$122,178	$179,082	$(96,760)
Total assets	473,553	550,503	547,170	546,014	489,648	511,850	677,143
Long-term debt (excluding current portion of long-term debt)(4)	100,579	100,579	94,275	94,275	—	42,270	438,910
Stockholders’ equity (deficiency in assets)	120,083	189,436	209,011	210,725	(611,477)	(563,582)	(377,790)

(1)	During 2004, we recorded a $48.5 million goodwill impairment charge and a $22 million impairment charge related to our acrylonitrile long-lived assets. Also during 2004, we recorded a pension curtailment gain of $13 million. The period from October 1, 2002 through December 19, 2002 includes a net loss on fresh-start adjustments of $203 million along with a net gain on debt restructuring of $458 million. During fiscal 2002, we recorded $56.8 million of deferred tax expense to reflect a full valuation allowance on our U.S. deferred tax assets.

(2)	Pursuant to the Plan of Reorganization, on December 19, 2002, the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows for Predecessor Sterling, and the assets and liabilities of these businesses have been presented separately as assets held for sale and liabilities related to discontinued operations in Predecessor Sterling’s consolidated balance sheet. During fiscal 2000, we recorded a $60 million non-cash charge related to the write down of our acrylic fibers production assets.

(3)	Working capital at September 30, 2002 and 2001 excludes pre-petition liabilities. Working capital at September 30, 2002, 2001 and 2000 includes net assets (liabilities) of discontinued operations held for sale of $125 million, $130 million and ($137) million, respectively. See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(4)	Excludes long-term debt of $418.4 million and $295.0 million, classified as pre-petition liabilities — subject to compromise and pre-petition liabilities — not subject to compromise, respectively for September 30, 2002 and 2001. Long-term debt at September 30, 2000 excludes $355 million of debt allocated to discontinued operations and treated as current liabilities. See Note 1 to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      In December 2002, we changed our fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2003. In this Form 10-K, “fiscal 2002” refers to the fiscal year ended September 30, 2002, and the “Transition Period” refers to the three-month period from October 1, 2002 through December 31, 2002, which includes the results of Predecessor Sterling from October 1, 2002 through December 19, 2002 and the results of Reorganized Sterling from December 20, 2002 through December 31, 2002. Also in this Form 10-K, “2004” and “fiscal 2004” refer to the 12-month period ended December 31, 2004 and “2003” and “fiscal 2003” refer to the 12-month period ended December 31, 2003. The following discussion is intended to aid in understanding our historical financial position and results of operations for 2004, 2003, the Transition Period and fiscal 2002, and should be read in conjunction with our financial statements appearing elsewhere in this report.
Overview

Business
      We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products include styrene, acetic acid and acrylonitrile. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives, surface coatings and cigarette filters. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that expires in 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. Acrylonitrile is used primarily in apparel, textiles, ABS plastics, upholstery and automotive parts, and is also used in a wide variety of other applications. Most of our acrylonitrile sales are made under several long-term agreements with BP Chemicals.
      We manufacture all of our petrochemicals products at our world scale facility in Texas City, Texas. This facility is strategically located on a deepwater port and also has truck and railcar loading and unloading facilities, giving us the ability to accept shipment of our major raw materials in the most efficient manner and load shipments of our petrochemicals products for delivery throughout the world. As set forth below, our rated annual production capacity is among the highest in North America for styrene, acetic acid and acrylonitrile.

		Percent of
		Total North
	Rated Annual	American	North American	Global
Product	Production Capacity	Capacity	Market Position	Production Capacity

Styrene	1.7 billion pounds	11%	4	58 billion pounds
Acetic Acid	1 billion pounds	17%	3	20 billion pounds
Acrylonitrile	740 million pounds	19%	3	14 billion pounds
      We also produce plasticizers and sodium cyanide at our Texas City facility, and Monsanto Company (“Monsanto”) has constructed a facility to produce disodium iminodiacetic acid (“DSIDA”) at our site. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term contract that expires in 2007. Sodium cyanide and DSIDA are both produced from hydrogen cyanide, a by-product of our acrylonitrile production. All of our sodium cyanide, which is used extensively in gold mining operations, is sold to E.I. du Pont de Nemours and Company (“DuPont”) pursuant to a long standing relationship. DSIDA is an essential intermediate in the production of Roundup®, a glyphosate-based herbicide. Monsanto has contractually committed to start up their DSIDA facility by mid-2007 and has the option of starting up the facility earlier than that time. After start-up, we will produce DSIDA for Monsanto under a long-term contract that will extend for at least 15 years.
      We own the styrene, acetic acid, acrylonitrile and plasticizers manufacturing units located at our Texas City site and operate the sodium cyanide unit on behalf of DuPont, which owns the sodium cyanide unit. After start-up, we will operate the DSIDA unit on behalf of Monsanto, which owns the DSIDA unit. The sodium cyanide and DSIDA units use hydrogen cyanide created as a by-product from our acrylonitrile operations, and we sell all of the hydrogen cyanide used at the sodium cyanide and DSIDA units to DuPont and Monsanto, respectively. We have also leased portions of the Texas City site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land.
      We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. Two of our products, styrene and acrylonitrile, are commodities and exhibit wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. The acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The markets for styrene and acrylonitrile roughly follow repetitive cycles, and general trends in the supply and demand balance for these products may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable.
      The financial performance of each of our products is primarily a function of sales prices, the cost of raw materials and energy and sales volumes. While changes in the prices for our products may be tracked through a variety of sources, a change in price does not necessarily result in a corresponding change in our financial performance. When the prices of our products increase or decrease, our overall financial performance may improve, decline or stay roughly the same depending upon the extent and direction of changes in our costs for raw materials and energy and our production rates. For most of our products, the combined cost of raw materials and energy resources is far greater than all other costs of production combined. We use significant amounts of natural gas as fuel in the production of our products, and the producers of most of our raw materials use significant amounts of natural gas in their production. As a result, our production and raw materials costs increase or decrease based upon changes in the price for natural gas. Natural gas and most of our raw materials are commodities and, consequently, are subject to wide fluctuations in prices, which can, and often do, move independently of changes in the prices for our products. Prices for, and the availability of, natural gas and many of our raw materials are largely based on regional factors, which can result in wide disparities in prices in different parts of the world or shortages or unavailability in some regions at the same time when these products are plentiful in other parts of the world. Prices for styrene and acrylonitrile, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, changes in prices for natural gas and raw materials tend to impact the margin on our sales rather than the price of our products, with margins increasing when natural gas and raw materials costs decline and vice versa. In addition, many producers in other parts of the world use oil-based processes rather than natural gas-based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can either increase or decrease our competitiveness depending on their relative values at any particular point in time. Sales volumes influence our overall financial performance in a variety of ways. As a general rule, increases in sales volumes will result in an increase in overall revenues and vice versa, although this is not necessarily the case since the prices for some of our products can change dramatically from month-to-month. More importantly, changes in production rates impact the average cost per pound of the products produced. If more pounds are produced, our fixed costs are spread over a greater number of pounds resulting in a lower average cost to produce each pound. In addition, our production rates influence the overall efficiency of our manufacturing unit and the yields we receive from our raw materials.
      Styrene. Styrene prices were fairly high, from a historical perspective, during 2004. However, in April 2004, prices for benzene, one of the primary raw materials in the production of styrene, escalated to historical highs for both spot and contract volumes, and prices continued to rise over the course of the second and third quarters of 2004. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, this historically high benzene cost in 2004 made it difficult for United States’ styrene producers to realize meaningful margin improvements on their 2004 styrene sales. Prices for benzene peaked in July 2004, with spot prices exceeding $4 per gallon. In late 2004, however, benzene prices fell dramatically, with spot prices for benzene falling to approximately $2.60 per gallon as of the end of December 2004, though this was still very high from a historical perspective.
      Many industry experts are forecasting that the balance of supply and demand for styrene will favor producers over the next two years, especially in the Asian markets. Although it is impossible to know whether or not market conditions will be favorable during that time frame, we expect to have higher operating rates and sales over the next two years, with most of our incremental production being sold in Asia on the spot markets. Inevitably, favorable market conditions will prompt increases in supply, in most cases through construction of new facilities or expansion of existing facilities. Several of our competitors have announced their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions until the additional supply is absorbed by growth in market demand.
      Acetic Acid. Margins for acetic acid have grown steadily over the past several years, with our profitability for acetic acid reaching record levels in 2004. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that expires in 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
      Several acetic acid capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to one billion pounds. In late 2000, BP Chemicals and Celanese AG (the two largest producers of acetic acid in the world) began operating 880 million-pound and 1.1 billion-pound acetic acid production units in Malaysia and Singapore, respectively. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. Recently, BP Chemicals announced its intention to close two outdated higher-cost technology acetic acid production units at its Hull, England facilities. The production units at the Hull facility that are being closed currently have an annual production capacity of approximately 500 million pounds of acetic acid, some of which is sold in the European and South American markets.
      Acrylonitrile. As we export most of our acrylonitrile production to Asia, export margins are the principal economic driver for our acrylonitrile business. United States producers of acrylonitrile have historically enjoyed a significant cost advantage over producers located in other parts of the world, primarily due to low regional propylene and energy costs. Since 2001, however, natural gas prices in the United States have escalated sharply, eliminating much of the domestic advantage in energy costs, and prices for propylene (one of the major raw materials used in the production of acrylonitrile) have become more or less equivalent with propylene prices in other parts of the world. These developments, along with higher than historical shipping costs, have made it difficult for us and other United States producers to achieve favorable margins on export sales of acrylonitrile. Acrylonitrile sales in China are expected to become even more competitive in the short-term, with new acrylonitrile capacity scheduled to come on-stream in Asia during the first quarter of 2005 to service local markets. We continue to review our options with respect to our acrylonitrile business as a result of losses in 2003 and 2004.
      In February 2005, we declared force majeure for our acrylonitrile and derivatives operations in Texas City, Texas due to unavailability of propylene and have shut down our acrylonitrile facilities and sodium cyanide unit (which uses a by-product of our acrylonitrile operations as a raw material) until adequate supplies become available. During the temporary shutdown, we may make major process changes to our acrylonitrile facilities to improve our acrylonitrile manufacturing cost position. As a part of these process changes, we may permanently shut down our least cost efficient acrylonitrile reactor, which would result in a reduction in our overall capacity for acrylonitrile from 740 million pounds per year to 530 million pounds per year. If we pursue these process changes, the total capital cost is expected to be between $2 million and $3 million, and the modified acrylonitrile plant and the sodium cyanide unit would likely resume operations by the end of the second quarter of 2005, assuming adequate supplies of propylene are then available.

Reorganization and Fresh-Start Accounting
      On July 16, 2001, the Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court. Our Plan of Reorganization was confirmed on November 20, 2002, and on December 19, 2002, our Plan of Reorganization became effective and we and the other Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. The reorganization permitted the Debtors to retain core assets, improve liquidity through the restructuring of their debt and eliminate unfavorable contracts. All of the senior secured creditors of the Debtors were fully paid all principal and interest owing to them, and the indebtedness of the Debtors was reduced from approximately $1.0 billion to $94.3 million in principal amount of our Secured Notes. Pursuant to our Plan of Reorganization, on December 19, 2002 the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration.
      Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued pursuant to our Plan of Reorganization. In connection with our Plan of Reorganization, our financial advisor, Greenhill & Co., LLC (“Greenhill”) prepared a valuation of our business. In preparing its valuation, Greenhill considered a number of factors, including valuations by other parties and the application of various valuation methods, including discounted cash flow analysis, comparable company analysis and precedent transaction analysis. Based on Greenhill’s valuation, the estimated reorganization value was allocated as follows (Dollars in Thousands):

Long-term debt	$94,275
Redeemable preferred stock	30,000
Stockholders’ equity	210,725

Total	$335,000

Results of Operations
      The following table sets forth revenues, gross profit (loss), operating income (loss) from continuing operations and net income (loss) from continuing operations for 2004, 2003, the Transition Period and fiscal 2002. Information for the three months ended December 31, 2001 is also presented for comparative purposes to the Transition Period.

	Reorganized Sterling			Predecessor Sterling

			December 20		Fiscal Year	Three Months
	Year Ended	Year Ended	to	October 1 to	Ended	Ended
	December 31,	December 31,	December 31,	December 19,	September 30,	December 31,
	2004	2003	2002	2002	2002	2001

	(Dollars in Thousands)
Revenues:	$851,662	$592,791	$12,572	$99,888	$381,801	$63,355
Gross profit (loss):	2,568	3,051	(29)	300	27,646	(4,210)
Income (loss) from continuing operations:	(62,644)	(13,223)	(1,544)	223,974	(52,616)	(23,090)

Comparison of Fiscal 2004 to Fiscal 2003

Revenues, Gross Profit (Loss) and Net Income (Loss) from continuing operations
      Our revenues were $852 million in 2004, an increase of 44% from $593 million in revenues in 2003. This increase in revenues resulted primarily from higher sales prices during 2004 and increased revenues realized from the full year production of acrylonitrile in 2004. We recorded a net loss from continuing operations of $63 million for 2004, compared to a net loss of $13 million recorded in 2003. This increase in net loss was primarily due to impairments of $48 million for goodwill and $22 million for our acrylonitrile assets in 2004.
      Revenues from our styrene operations were $530 million in 2004, an increase of 30% from $409 million in revenues in 2003. Direct sales prices for styrene in 2004 increased 49% from those realized during 2003. Spot prices for styrene, a component of our direct sales prices, ranged from $0.37 to $0.63 per pound during 2004, compared to $0.26 to $0.37 per pound during 2003. However, our total sales volumes for styrene in 2004 were 11% lower than 2003. The decrease in sales volumes during 2004 was primarily attributable to the one-month scheduled maintenance turnaround that we completed during the first quarter of 2004. During 2004, prices for benzene, one of the primary raw materials required for styrene production, were 92% higher than the prices we paid for benzene in 2003, and prices for ethylene, the other primary raw material required for styrene production, were 35% higher than the prices we paid for ethylene in 2003. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 11% during 2004 compared to average natural gas costs during 2003. Margins on our styrene sales in 2004 decreased from those realized in 2003, as the increases in our raw materials and energy costs more than offset the increases in our styrene sales prices. Towards the end of 2004, spot prices for benzene sharply declined from the historically high levels seen during the third quarter of 2004. At the end of December 2004, spot prices for benzene dropped to approximately $2.60 per gallon from their historical high in the third quarter of 2004 of around $4.00 per gallon. As benzene prices have the greatest impact on the variable manufacturing costs of styrene, the decrease in benzene prices resulted in downward pressure on styrene sales prices, which in turn resulted in a reduction of the carrying values of our December 31, 2004 ending inventories of styrene and its raw materials by approximately $14 million.
      Revenues from our acrylonitrile operations were $196 million in 2004, an increase of 221% from the $61 million in revenues in 2003, primarily due to the increased revenues realized from production of acrylonitrile and sodium cyanide in 2004 over the entire period. As previously discussed in Item 1 of Part I of this Form 10-K, during most of the first half of 2003, our acrylonitrile facility and related derivative production facilities were shut down. During 2004, the prices we paid for propylene and ammonia, the two primary raw materials required for acrylonitrile production, increased 60% and decreased 4%, respectively, from the prices we paid for these raw materials during 2003. Operating losses on our acrylonitrile sales in

2004 were lower than those realized in 2003, primarily because our 2003 results included significant start-up costs.
      Revenues from our other petrochemicals operations, primarily acetic acid, plasticizers and methanol, were $126 million in 2004, a slight increase from $123 million in revenues in 2003. This slight increase in revenues primarily consisted of an 18% increase in acetic acid revenues and a 12% increase in plasticizers revenues, which were mostly offset by the absence of revenues derived from our prior methanol contract with Methanex Corporation, which expired on December 31, 2003. We achieved record profitability in our acetic acid business in 2004.

Organizational efficiency project
      During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. Over the course of developing this project, we analyzed our organizational structure, selected an optimum workforce design and staffing model and identified various production and process efficiency measures. On November 5, 2004, our Board of Directors authorized us to implement the project. Starting in 2005, we expect the combined annual cost savings of our organizational efficiency project and our other cost savings initiatives implemented in 2004, and continuing to be implemented, to be approximately $20 million (representing a 15% reduction in our annual fixed costs), with approximately 20% to 40% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. However, the actual level of savings that will be achieved as a result of our cost savings initiatives can be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may, consequently, be lower than our expectations. In implementing our cost savings initiatives during 2004, we incurred approximately $5.9 million in costs related to these projects, including $3.9 million for employee severance and benefit costs, of which $2.4 million was incurred during the fourth quarter of 2004.

Impairment of long-lived assets
      During the second quarter of 2004, we performed an assessment of the carrying value of our long-lived assets to be held and used, including goodwill. This assessment was performed because of negative industry and economic trends affecting both our existing operations and expected future margins, primarily driven by high raw materials and energy prices. At the conclusion of this assessment, we recorded an impairment of our goodwill of $48.5 million.
      During the fourth quarter of 2004, we performed an assessment of the carrying value of our acrylonitrile long-lived assets to be held and used. This assessment was performed because negative industry and economic trends have impacted our acrylonitrile business, recent forecasts by industry experts project these negative conditions to continue over the next two years as a result of new acrylonitrile capacity coming on stream in Asia and our continued review of strategic options with respect to our acrylonitrile business as a result of a recent history of operating losses. At the conclusion of this assessment, we recorded an impairment of our long-lived acrylonitrile assets of approximately $22 million.
      For these impairment analyses, recoverability was determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimated future net cash flows from these assets and the timing of those cash flows and then applied a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we used was based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we used in estimating future cash flows were consistent with our internal planning.

Gain on pension curtailment
      Effective as of January 1, 2005, we froze all accruals under our defined benefit pension plan for our salaried employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. As a result, we recorded a pretax curtailment gain of $13 million in the fourth quarter of 2004. At the time we froze accruals under our defined benefit pension plan, we also increased the company match for employee contributions under our 401(k) plan.

Gain on sale of methanol plant
      On December 29, 2004, we completed the sale of our idled methanol plant to Sigma Investment Holdings, L.L.C. (“Sigma”). Sigma is required to dismantle the methanol plant before March 1, 2006, and they have indicated that they intend to reassemble the methanol plant in Asia. Under our Methanol Production Agreement with BP Chemicals, BP Chemicals is entitled to a portion of the net proceeds from the sale of our methanol plant. After taking into account sales commissions and various costs and estimated expenses we will be required to incur in connection with dismantling the methanol plant, as well as the distribution to BP Chemicals, we generated a pre-tax gain of $2.4 million during the fourth quarter of 2004 from the sale of our methanol plant.

Other Expense (Income)
      We recorded no other income in 2004 compared to the $4 million in other income we recorded in 2003, which primarily consisted of a $3.7 million sales tax refund we received from the State of Texas.

Provision (benefit) for income taxes
      During 2004, our effective tax rate was 16% compared to 37% in 2003. The difference from the statutory rate in 2004 was a result of the impairment of our goodwill of $48.5 million that we recorded during 2004, as the impairment charge was a non-tax deductible charge.

Comparison of Fiscal 2003 to Fiscal 2002

Revenues, Gross Profit (Loss) and Net Income (Loss) from continuing operations
      Our revenues were $593 million in 2003, an increase of 55% from $382 million in revenues in fiscal 2002. This increase in revenues resulted primarily from an increase in styrene sales prices and a significant increase in the amount of acrylonitrile sales following the resumption of the production of acrylonitrile in 2003. We recorded a net loss from continuing operations of $13 million for 2003, compared to a net loss of $53 million recorded by Predecessor Sterling for fiscal 2002. This decrease in net loss from continuing operations was primarily due to lower interest costs and the absence of reorganization costs following our emergence from bankruptcy in December 2002, partially offset by lower gross profit during 2003 compared to fiscal 2002.
      Revenues from our styrene operations were $409 million in 2003, an increase of 49% from $274 million in revenues in fiscal 2002. Direct sales prices for styrene in 2003 increased 26% from those realized during fiscal 2002. Spot prices for styrene, a component of our direct sales prices, ranged from $0.26 to $0.37 per pound during 2003, compared to $0.17 to $0.35 per pound during fiscal 2002. Our total sales volumes for styrene in 2003 were roughly equivalent to Predecessor Sterling’s total sales volumes for styrene during fiscal 2002. During 2003, prices for benzene, one of the primary raw materials for styrene, were 38% higher than the prices paid by Predecessor Sterling for benzene in fiscal 2002, and prices for ethylene, the other primary raw material for styrene, were 24% higher than the prices paid by Predecessor Sterling for ethylene in fiscal 2002. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 79% during 2003 compared to average natural gas costs during fiscal 2002. These factors contributed to a reduction in gross profit from our styrene operations in 2003 compared to fiscal 2002.

      We restarted our acrylonitrile unit during 2003. Revenues from our acrylonitrile operations were $61 million in 2003, compared to $7 million in revenues from acrylonitrile operations recorded by Predecessor Sterling during fiscal 2002. Direct sales prices for acrylonitrile in 2003 increased 21% from those realized in fiscal 2002.
      Revenues from our other petrochemicals operations, including acetic acid, plasticizers and methanol, were $123 million in 2003, an increase of 22% from the $101 million in revenues recorded by Predecessor Sterling from these operations during fiscal 2002. This increase was largely due to an increase in our acetic acid and methanol revenues in 2003 compared to fiscal 2002.

Other Expense (Income)
      We recorded other income of $4 million in 2003 compared to $2 million of other income generated by Predecessor Sterling in fiscal 2002. This increase was primarily due to a $3.7 million sales tax refund we received from the State of Texas in 2003.

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

Interest and Debt Related Expenses, Net of Interest Income
      We recorded total interest and debt related expense, net of interest income, of $10 million in 2003, which was substantially lower than the $50 million in total interest and debt related expense recorded by Predecessor Sterling in fiscal 2002. This decrease was primarily due to the cancellation of Predecessor Sterling’s senior secured debt of $295 million, which carried an interest rate of 12 3/8%. The senior secured debt, along with our other pre-existing debt, was cancelled upon our emergence from bankruptcy in December 2002. In 2003, our interest expense was primarily generated by the Secured Notes, which had an initial principal amount of $94 million.

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

Revenues, Operating Income (Loss) and Net Income (Loss) from continuing operations
      Our revenues were $112 million for the three months ended December 31, 2002 (the “2002 Quarter”), compared to $63 million in revenues during the three months ended December 31, 2001 (the “2001 Quarter”). This increase in revenues resulted primarily from an increase in styrene sales prices and volumes due to improved market conditions. We recorded net income attributable to common stockholders of $417 million for the 2002 Quarter, compared to a net loss attributable to common stockholders of $15 million that Predecessor Sterling recorded for the 2001 Quarter. This increase in net income was primarily due to transactions related to our Plan of Reorganization, which included a gain on debt restructuring of $458 million, offset by fresh-start adjustments of $203 million.
      Revenues from our styrene operations were $83 million for the 2002 Quarter, an increase of 118% from $38 million in revenues from those operations in the 2001 Quarter. Our total sales volumes for styrene for the 2002 Quarter increased 34% from those realized by Predecessor Sterling during the 2001 Quarter. Direct sales prices for styrene in the 2002 Quarter increased 37% from those realized during the 2001 Quarter. Spot prices for styrene, a component of our direct sales prices, ranged from $0.25 to $0.35 per pound during the 2002 Quarter, compared to $0.17 to $0.19 per pound during the 2001 Quarter. During the 2002 Quarter, prices for benzene and ethylene, the two primary raw materials for styrene, increased 50% and 13%, respectively, from the prices paid for these products in the 2001 Quarter. The average price for natural gas increased 63% during the 2002 Quarter compared to the average price for natural gas during the 2001 Quarter. Due to the factors discussed above, margins on our styrene sales for the 2002 Quarter increased somewhat from those realized by Predecessor Sterling during the 2001 Quarter.
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
Liquidity and Capital Resources
      Pursuant to the Plan of Reorganization, on December 19, 2002, we issued $94.3 million in original principal amount of our Secured Notes to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes due 2006. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we could elect to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we paid interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period was increased to 13 3/8%. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash. Subject to compliance with the terms of our Revolving Credit Agreement, dated December 19, 2002, with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”), we may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase any of our Secured Notes tendered by the holders of our Secured Notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). The average borrowing rate under the Revolver for the year ended December 31, 2004 was 5.8%. Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2004, total credit available under the Revolver was limited to $74 million due to these borrowing base limitations. As of December 31, 2004, there was $18 million of loans outstanding under the Revolver, and we had an additional $2 million in outstanding letters of credit issued pursuant to the Revolver.
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
      Our liquidity (i.e., cash and cash equivalents plus total credit available under the Revolver, subject to the conditions to borrowings under the Revolver) was $56 million at December 31, 2004, a decrease of $60 million compared to our liquidity at December 31, 2003. This decrease was caused to a large extent by negative cash flows from our operations, partially due to maintenance turnarounds of our styrene and acrylonitrile units performed during the first quarter of 2004. The total cost of the turnarounds of our styrene and acrylonitrile units, including maintenance expense, catalyst installation and capital projects, was $21 million. In addition, our liquidity decreased due to an increase in inventory in the fourth quarter of 2004 as a result of shipments of 46 million pounds of styrene to Asia for expected sale in the first quarter of 2005. This inventory, valued at approximately $22 million, is not included in our borrowing base under the Revolver until it is sold. We believe that our cash on hand, together with credit available under the Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital
      Working capital at December 31, 2004 was $103 million, a decrease of $15 million from our working capital at December 31, 2003. This decrease in working capital was primarily due to reductions in cash as a result of negative cash flows from operations during 2004, which were influenced by costs related to the maintenance turnarounds described above and an increase in the current portion of long-term debt.

Cash Flow
      Net cash used in our operations was $47 million in 2004, whereas net cash used in our operations in 2003 was $41 million. During the three-month period ended December 31, 2002, $3 million in net cash was provided by operations.
      The primary factors impacting our cash flow from operations are production and sales volumes and the prices of our raw materials and finished products. See discussion of these factors in “Results of Operations” above. Net cash flow used in our investing activities was $11 million in 2004 and $16 million in 2003. For the three months ended December 31, 2002, $357 million in net cash flow was provided by investing activities, primarily from the sale of our pulp chemicals business.
      Net cash flows provided by financing activities were $18 million in 2004 due to borrowings under the Revolver, and zero in 2003. For the three months ended December 31, 2002, $260 million was used by financing activities, which was primarily for the partial repayment of Predecessor Sterling’s 12 3/8% Senior Secured Notes and the repayment of the outstanding balance under our debtor-in-possession credit facility at the time we emerged from bankruptcy.

Capital Expenditures
      Our capital expenditures were $15 million in 2004, $16 million in 2003 and $7 million in fiscal 2002. Capital expenditures are expected to be approximately between $20 and $25 million in 2005. These capital expenditures will primarily be for routine safety, environmental and replacement capital and the continuation of capital projects related to the reduction of emissions of nitrogen oxide and highly volatile organic compounds required under the State Implementation Plan adopted by the Texas Commission for Environmental Quality related to compliance with the ozone provisions of the Clean Air Act.
      Our capital expenditures for environmentally related prevention, containment and process improvements were $8 million in 2004 and $3 million in 2003. We anticipate spending approximately $4 million on these types of expenditures during 2005.
Contractual Cash Obligations
      The following table summarizes our significant contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Less than			More than
	1 year	1-3 years	4-5 years	5 years	Total

	(Dollars in Thousands)
Long-term debt	$—	$100,579	$—	$—	$100,579
Interest payments on long-term debt	10,058	20,200	—	—	30,258
Current portion of long-term debt(1)	—	17,684	—	—	17,684
Capital leases	—	—	—	—	—
Operating leases	293	879	586	805	2,563
Purchase obligations(2)	135,000	112,000	55,000	166,000	468,000
Pension and other postretirement benefits	9,181	22,746	6,503	33,690	72,120

Total	$154,532	$274,088	$62,089	$200,495	$691,204

(1)	The interest payment obligations on our Revolver are not presented because the interest payments fluctuate depending on the interest rate and balance of our Revolver.

(2)	For the purposes of this table, we have considered contractual obligations for the purchase of goods or services as agreements involving more than $1 million that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Most of the purchase obligations identified include variable pricing provisions. We have estimated the future prices of these items, utilizing forward curves where available. The pricing estimated for use in this table is subject to market risk.
Critical Accounting Policies, Use of Estimates and Assumptions
      A summary of our significant accounting policies is included in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form  10-K. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. The following accounting policies are the ones we believe are the most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.

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

Inventories
      Inventories are carried at the lower-of-cost-or-market value. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us in connection with these exchange agreements are included in inventory.

Long-Lived Assets
      We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of these assets. If these projected cash flows from these assets are less than the carrying amount of these assets, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we use in estimating future cash flows are consistent with our internal planning.

Goodwill
      We assess goodwill for impairment on an annual basis, or sooner if events indicate such a review is necessary. Recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate our future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use, is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we use in estimating future cash flows are consistent with our internal planning.

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

Employee Benefit Plans
      We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements.

Plant Turnaround Costs
      As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 18 to 21 months. We currently expense the costs of turnarounds as the associated expenses are incurred. Prior to our adoption of fresh-start accounting, we had accrued these costs over the expected period between turnarounds. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of expensing turnaround costs as they are incurred can be material for financial reporting periods during which the turnarounds actually occur.
New Accounting Standards
      On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FAS 106-1”), which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 applies to us effective July 1, 2004. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy in the years 2006 through 2009. We estimate that this subsidy will be approximately 20% of the net benefits under our plan, or $0.2 million annually.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.” This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. As noted in the notes to financial statements, we do not record compensation expense for stock-based compensation. Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS 123(R) on our financial statements, including different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.
      In December 2003, the FASB issued FASB Statement No. 132-Revised 2003 (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 (see Note 8 of the Notes to the Consolidated Financial Statements). We have complied with the disclosure requirements of SFAS 132R.
Certain Known Events, Trends, Uncertainties and Risk Factors

Cyclicality in the petrochemicals industry has in the past and may in the future result in reduced operating margins or operating losses.
      Two of our products, styrene and acrylonitrile, are commodities that exhibit wide swings in demand, prices and margins based upon current and anticipated levels of supply and demand. Demand for our products is largely influenced by the rate of growth in the world’s economy, with the growth rate of the economy in Asia becoming increasingly more important. Our historical operating results reflect the cyclical and volatile nature of the petrochemicals industry. These cycles are characterized by periods of tight supply, leading to higher operating rates and margins, followed by periods of oversupply leading to reduced operating rates and lower margins. In most cases, increases in supply are achieved through the construction of new capacity or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply, and cause available supply to greatly exceed demand for an extended period. In addition, profitability in the petrochemicals industry is affected by the worldwide level of demand growth, along with vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. In general, weak economic conditions, either in the United States or in the world, tend to reduce the rate of demand growth and margins.
      While the markets for styrene and acrylonitrile roughly follow a repetitive cycle, and general trends in the supply and demand balance for these products may be observed over time, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. Historically, the “peaks” in the market cycles for styrene and acrylonitrile tend to occur every seven to ten years, with prolonged periods of depressed market conditions between the peaks. Since our inception, a part of our business strategy has been to take advantage of the high margins that can be realized during periods when the balance of supply and demand for styrene and acrylonitrile favors producers. Consequently, a large portion of our capacity for these products is uncommitted and available for sale in the spot markets. While having available uncommitted capacity can lead to dramatically improved financial performance during periods when the balance of supply and demand favors producers, it also causes negative market conditions to affect us more severely than most of our competitors in terms of sales volumes and margins. Future growth in demand for these products may not be sufficient to alleviate any existing or future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.

Our level of indebtedness could adversely affect our ability to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
      As of December 31, 2004, our total debt was $118 million. Our substantial indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations. Our substantial indebtedness could:

•	require us to dedicate a substantial portion of our cash flow from operations to payments with respect to our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, competition or changes in our business or our industry:

•	limit our ability to borrow additional funds;

•	restrict us from making strategic acquisitions, introducing new products or services or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our Secured Notes; and

•	place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.
The covenants in the indenture for our Secured Notes and in the Revolver also limit our flexibility by restricting our ability to incur indebtedness, pay dividends and make other restricted payments or investments, sell assets, make capital expenditures, engage in certain mergers and acquisitions and refinance existing indebtedness.
      Our ability to make payments on and refinance our indebtedness, including our Secured Notes, will depend on our ability to generate cash from our future operations. Our ability to generate cash from future operations is subject, in large part, to general economic, competitive, legislative and regulatory factors and other factors that are beyond our control. We may not be able to generate enough cash flow from operations or be able to obtain enough capital to service our debt or fund our planned capital expenditures. In addition, we may need to refinance some or all of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. We may not be able to take such actions, if necessary, on commercially reasonable terms or at all. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders will be permitted under certain circumstances to accelerate the maturity of the indebtedness owing to them and exercise other remedies provided for in those instruments and under applicable law.

Despite our level of indebtedness, we and our subsidiaries may be able to incur substantially more debt; which may impact our ability to meet our debt service requirements.
      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our Secured Notes and our other debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our currently anticipated debt levels, the substantial risks described in this Form 10-K would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

Natural gas prices have a significant impact on our competitiveness. High natural gas prices can have the effect of closing markets to our products where we are not competitive.
      Our production costs are impacted by the price of natural gas in a variety of ways. We use significant amounts of natural gas as fuel in the production of our products, so any increase in the price for natural gas leads to a direct increase in our production costs. In addition, most of our suppliers use significant amounts of natural gas in the production of the raw materials we need to produce our products, which causes our raw materials costs to also increase when the price for natural gas increases. Prices for natural gas are largely based on regional factors, which can result in wide disparities in natural gas prices in different parts of the world. Prices for styrene and acrylonitrile, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, when prices for natural gas rise in the United States but not in other parts of the world, we may not be able to recover these increased costs through higher sales prices, and our ability to compete with producers elsewhere in the world is diminished. In addition, many producers in other parts of the world use oil-based processes rather than natural gas based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can also affect our competitiveness and our ability to recover increases in the price of natural gas through higher sales prices. Over the last few years, we have experienced periods when our cost for natural gas was at levels that resulted in our being unable to sell styrene and acrylonitrile in Europe or Asia at prices above our variable costs of production, essentially closing those markets to sales of our styrene and acrylonitrile. In the future, we may not be able to obtain natural gas at prices that do not adversely impact our competitiveness.

Our financial performance may be adversely affected if we are unable to obtain raw materials at reasonable prices or on acceptable terms.
      For most of our products, the combined cost of raw materials and energy resources is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. We may not be able to secure adequate supplies of any of our raw materials or energy resources at reasonable prices or on acceptable terms. If we are unable to obtain raw materials at reasonable prices and on acceptable terms, our results of operations are negatively affected. Most of the raw materials necessary for our production of petrochemicals are commodities and, consequently, are subject to wide fluctuations in prices for a variety of reasons beyond our control. Several factors may impact the cost or supply of our raw materials and energy resources, including regional and global balances of supply and demand, the availability and pricing for crude oil and the occurrence of plant outages and other supply disruptions. While the markets for our products are generally global, prices and availability for most of our raw materials are influenced by regional factors. As a result, we may pay higher prices for raw materials than our competitors in other parts of the world or be unable to obtain raw materials at times when they are available to our competitors, both of which may negatively impact our competitiveness and our financial performance.
      All of our primary raw materials are supplied by others pursuant to long-term contracts or spot market purchases. While we frequently enter into supply agreements, as is the general practice in our industry, these agreements typically provide for market-based pricing. Consequently, our supply agreements provide only limited protection against price volatility. In addition, the commodity markets for our raw materials may be subject to disruptions. If our suppliers are unable to meet their obligations under applicable supply agreements or we are otherwise unable to obtain reasonably priced raw materials, our business may be disrupted. For example, we rely on Praxair as our sole supplier of carbon monoxide, which is a necessary raw material for our production of acetic acid, and any disruption in the supply of carbon monoxide from Praxair will disrupt our production of acetic acid. In the case of either raw material price increases or supply disruptions, we could incur significant additional costs. While we attempt to match cost increases with corresponding product price increases, we are not always able to immediately raise product prices and, ultimately, our ability to pass on underlying cost increases to our customers is greatly dependent upon market conditions. Any underlying cost increase that we are not able to pass on to our customers could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our financial performance may be adversely affected by our inability to secure ocean-going vessels.
      A large portion of styrene and acrylonitrile sales are made to customers in foreign countries, particularly in Asia. As a result, securing adequate shipping space at acceptable prices is critical to the success of our business. We may not be able to secure adequate shipping space at reasonable prices or on acceptable terms. If we are unable to obtain adequate shipping space at reasonable prices and on acceptable terms, our results of operations are negatively affected. Recently, there has been a severe shortage of cargo space on chemical tankers serving foreign markets, which has caused shipping rates to escalate dramatically and, at times, resulted in our inability to secure shipping space at all. Higher shipping rates increase our costs relative to producers located in close proximity to foreign customers and reduce our overall competitiveness in those markets. If we are unable to secure adequate shipping space at acceptable prices, we may be unable to make sales in foreign countries, even during periods of increased demand for our products.

We may be unable to compete successfully with integrated and larger competitors.
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

Our industry is highly competitive and our results are significantly impacted by manufacturing costs.
      We compete with some of the world’s largest chemical companies on the basis of product price, quality and deliverability. However, prices for our petrochemicals products are determined by global market factors that are largely beyond our control. Except with respect to a number of our long-term contracts, we generally sell our products at prevailing market prices. As a result, our financial performance relative to our competitors, most of whom are larger than us, is greatly influenced by our manufacturing costs. Currently, our acrylonitrile production costs are higher than the industry average due to our inability to obtain chemical value for a large portion of our by-product hydrogen cyanide. Monsanto has contractually committed to start up its DSIDA facility at our Texas City site by mid-2007, which will improve our hydrogen cyanide utilization. However, even after restarting the DSIDA plant, we will still have substantial quantities of under-utilized hydrogen cyanide. While we continue to explore alternatives for upgrading our hydrogen cyanide utilization, we cannot predict whether our efforts will be successful.

The loss of a long-term contract or a significant customer could adversely affect us.
      We sell significant portions of our acrylonitrile and styrene production, and all of our acetic acid, plasticizers and DSIDA production, under long-term contracts. In 2005, one customer is expected to account for up to 33% of our acrylonitrile sales, three customers are expected to account for over 50% of our styrene sales, one customer will account for 100% of our acetic acid sales and one customer will account for 100% of our plasticizers sales. The loss of one or more of these contracts or customers, or a material reduction in the amount of product purchased under one or more of these contracts or by one or more of these customers, could have a material adverse effect on us. Our acetic acid and acrylonitrile businesses are largely dependent on our contractual relationships with BP Chemicals. A termination of our relationship with BP Chemicals for either of these products would have severe negative implications for that business, which could have a material adverse effect on our overall business, results of operations, cash flows and financial condition. We enter into long-term styrene contracts to secure purchase commitments over extended periods at levels that will enable us to produce styrene at adequate operating rates throughout the styrene market cycle. At the same time, we also leave a large portion of our styrene production capacity uncommitted for sales in the spot market. We may not be able to secure or maintain adequate commitments to purchase styrene over any period and we may not be able to maintain a balance between our contract sales and spot sales at any particular level or at a level that will result in favorable financial performance for any period.

The petrochemicals industry has experienced several years of depressed conditions and many of our customers are in troubled financial condition.
      The petrochemicals industry is highly volatile and has experienced several years of depressed conditions. As a result, many of our customers have suffered prolonged losses and seen their liquidity diminish. While we attempt to manage our credit exposure to our customers on a case-by-case basis through a variety of methods, including requiring letters of credit, establishing credit limits or, in extreme cases, requiring cash-on-delivery for our products, we cannot be sure that our customers will not default on their obligations to us. A default by one or more of our customers on their payment obligations to us would have a negative effect on our financial condition, cash flows and results of operations, which effect could be material.

Our technology is widely available and could become obsolete.
      Most of our competitors have significantly greater financial resources than us and engage in substantial research and development activities. If any of our current or future competitors develop proprietary technology that enables them to produce products at a significantly lower cost or produce products with enhanced performance characteristics, our technology could be rendered uneconomical or obsolete. Currently, a competing technology exists to produce styrene monomer in conjunction with the production of propylene oxide, which allows for the production of styrene monomer with lower overall production economics than the technology we utilize based on historical market prices for propylene oxide and other feedstock costs utilized in that technology. If this technology becomes a more predominant method for producing styrene monomer, our financial condition, cash flows and results of operations could be negatively impacted, which effect could be material. In addition, a significant portion of our business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, are low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing.

We face risks related to our export sales of products that may negatively affect our business.
      A significant portion of our sales of styrene and acrylonitrile are to international customers. Our international operations are subject to risks of doing business abroad, including fluctuations in current exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could have an adverse effect on our international operations in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition or results of operations. We cannot guarantee that we will not be found to be operating in noncompliance with applicable customs, currency exchange control regulations, transfer pricing regulations or other laws or regulations to which we may be subject.
      Further, the markets for our products, and the prices we receive for our products, are based on international supply and demand. In recent years, demand for supply, and capacity expansion in Asia, particularly China, have driven price trends. China has pursued an aggressive economic expansion in recent years. If such expansion were to cease, or significantly slow, the markets for our products could be materially adversely affected. Countries in Asia and in the Middle East have also completed or announced significant capacity increases for most of the products we produce, and may expand production in the future. Most of this capacity has been or is being built in areas that are in close proximity to the markets where we sell a significant part of our production of petrochemicals. These developments could have a significant negative impact on our ability to maintain existing market share or may adversely impact our profit margins.

Our business activities in the People’s Republic of China subject us to certain risks.
      A significant portion of our acrylonitrile is exported to China and, when market conditions are favorable, we export significant quantities of our styrene to China. Consequently, our business may be adversely affected by the political, social and economic environment in China, including changes in such environment. Under its current leadership, China has been pursuing economic reform policies, including the encouragement of private economic activity and greater economic decentralization. However, the Chinese government may not continue to pursue such policies, such policies may not be successful even if continued to be pursued and such policies may be significantly altered from time to time. Moreover, economic reforms and growth in China have been more successful in certain provinces than others, and the continuation or increase of such disparities could affect the political or social stability of China.
      China does not have a well developed, consolidated body of law governing foreign investment enterprises. As a result, the administration of laws and regulations by governmental agencies may be subject to considerable discretion and variation. In addition, the legal system of China relating to foreign investments is both new and continually evolving, and currently there can be no certainty as to the application of its laws and regulations in particular instances. If for any reason we were required to discontinue exporting to China, our competitiveness and market position could be materially jeopardized, and we may not be able to secure alternative commitments to purchase our products. Furthermore, our activities in China are by law subject, in some circumstances, to administrative review and approval by various national and local agencies of the Chinese government. The inability to obtain such approvals could have a material adverse effect on our business, financial condition and results of operations.

We depend upon the continued operation of our Texas City facility and any significant downtime at our facility would affect our operations.
      All of the petrochemicals we manufacture are produced at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse effect on our results. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, this insurance does not provide coverage for business interruptions of less than 45 days and is limited in overall coverage.

Our operations involve risks that may not be covered by our insurance or may increase our operating costs.
      A business risk inherent in all chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. In addition, some risk of environmental costs and liabilities is inherent in our operations and products. Risks of this nature that we may face include:

•	pipeline leaks and ruptures, explosions and fires;

•	severe weather and natural disasters;

•	mechanical failures, unscheduled downtimes, labor difficulties and transportation interruptions;

•	remediation complications;

•	chemical spills and discharges or releases of toxic or hazardous substances or gases; and

•	storage tank leaks.
Some of these events can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties and liabilities. We may also face expenses and liabilities as a result of past or future operations relating to these risks. Furthermore, we are subject to present and future claims with respect to workplace exposure, workers’ compensation and other matters.
      We maintain insurance at levels that we believe are reasonable and that are typical for our industry’s insurance coverages, a portion of which are provided by a captive insurance company maintained by us and a few other chemical companies, but we are not fully insured against all potential hazards incident to our business. Accordingly, our insurance coverages may be inadequate for any given risk or liability, such as a loss of the supply of electricity or carbon monoxide. In addition, our insurance companies may be incapable of honoring their commitments if an unusually high number of claims were made against their policies. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks, the current military action in Iraq, general instability in various OPEC member nations and other attacks or acts of war in the United States and abroad may adversely affect the markets in which we operate, our operations and our profitability.
      The attacks of September 11, 2001 and subsequent events, including the current military action in Iraq, have caused instability in the United States and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq or further acts of terrorism in the United States or abroad, which could cause further instability in financial markets. Current regional tensions and conflicts in various OPEC member nations, including the current military action in Iraq, have caused, and may continue to cause, increased raw material costs, specifically raising the prices of oil and gas, which are used in our operations or affect the price of our raw materials. Furthermore, the terrorist attacks, subsequent events or future developments in any of these areas may result in reduced demand from our customers for our products. These developments could subject our operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our property insurance does not cover acts of terrorism and, in the event of a terrorist attack, we could lose net sales and our facilities.
      As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers have created exclusions for losses from terrorism from our “all risk” property insurance policies. While separate terrorism insurance coverage is available, premiums for such coverage are very expensive, especially for chemical facilities, and the policies are subject to very high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of foreign governments, as well as from nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain terrorism insurance, especially given the significant risks that are not covered by such insurance, and we do not carry terrorism insurance on our property at this time. In the event of a terrorist attack impacting one or more of our facilities, we could lose the net sales from the facilities, and the facilities themselves, and could become liable for contamination or personal or property damage from exposure to hazardous materials caused by a terrorist attack.

New regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.
      Targets such as chemical manufacturing facilities may be at greater risk of future terrorist attacks than other targets in the United States. As a result, the chemical industry has responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new regulations.

We are subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.
      Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, we could incur material costs. Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials or from disposal activities that pre-dated the purchase of our businesses. Based on available information, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, if significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on our business, financial condition, results of operations or cash flows.
      Environmental, health and safety laws, regulations and permit requirements, and the potential for further expanded laws, regulations and permit requirements may increase our costs or reduce demand for our products and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and can affect the manufacturing, handling, processing, distribution and use of our products. If so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we may need to make capital expenditures beyond those currently anticipated to comply with existing or future environmental or safety laws. The Texas Commission for Environmental Quality (“TCEQ”) has enacted regulations requiring significant reductions of nitrogen oxide, which apply to our Texas City facility. The TCEQ also proposed similar regulations requiring the reduction of particulate matter, which apply to our Texas City facility. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to 80% by the end of 2007. During 2004, we incurred approximately $6 million of capital costs in order to comply with these regulations, and we expect to incur an additional $16 million to $18 million in capital improvements for this purpose over the next three years. The nitrogen oxide regulations covering the Houston/ Galveston Area State Implementation Plan have not yet been approved by the Environmental Protection Agency (“EPA”). At the conclusion of its review of these regulations, the EPA may require further control measures, including possibly increasing the total amount of reductions of nitrogen oxide emissions required from 80% to 90% which would increase the amount of capital required to achieve compliance with these regulations.

Current and future legal proceedings may have unfavorable outcomes.
      We are currently a party to several legal proceedings and additional legal proceedings could be filed against us in the future. The ultimate resolution of current or future proceedings may have a material adverse effect on us.

Future problems with labor relations may negatively affect our business.
      As of December 31, 2004, we had 336 employees, 40% of whom are covered by a collective bargaining agreement with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”), which covers all of our hourly employees at our Texas City facility. Our current collective bargaining agreement with the Union expires on May 1, 2007. Although we believe our relationship with our hourly employees is generally good, we did lock out our employees for 16 weeks in 2002, and our hourly employees engaged in a strike for one week in 2004, in both cases in connection with efforts to reach a new collective bargaining agreement. A strike in the future by the Union representing our hourly employees could have a material adverse effect on our financial condition, results of operations or cash flows.

Transactions consummated pursuant to our plan of reorganization could result in the imposition of material tax liabilities.
      Prior to our emergence from bankruptcy, we eliminated our holding company structure by merging Holdings with and into Predecessor Sterling. We believe that this merger qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(G) of the Internal Revenue Code (commonly referred to as a “G Reorganization”) for United States federal income tax purposes. However, if the Internal Revenue Service determines that the merger does not so qualify, we could incur additional federal income taxes of a material amount, either as a result of the merger or the consummation of the plan of reorganization. If the Internal Revenue Service successfully challenged our position, the additional tax liability would have a material adverse effect on our business, cash flows and financial condition. The Internal Revenue Service may not agree with our position and may challenge it.

Our securities are thinly traded and control of our equity is concentrated in a few holders.
      Our preferred stock and warrants are not registered under the Exchange Act and our common stock is not listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the National Association of Securities Dealers, Inc. on the OTC Electronic Bulletin Board. However, our common stock has been traded infrequently, in transactions arranged through brokers or otherwise, and reliable market quotations for shares of our common stock may or may not be available. As a result, we cannot give any assurances that an active trading market will exist for any of our equity securities, and a holder of any of these securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, such securities.
      Ownership of our equity is significantly concentrated. Resurgence Asset Management, L.L.C. and its affiliates’ managed funds and accounts own in excess of 98% of our preferred stock and over 63% of our common stock, representing ownership of over 80% of the total voting power of our equity. Each share of our preferred stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our preferred stock are entitled to designate a number of our Directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our Directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of preferred stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of preferred stock. Consequently, each dividend paid in additional shares of our preferred stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity owned by Resurgence Asset Management, L.L.C. and its affiliates’ managed funds and accounts. In 2004, we issued an additional 417.921 shares of our preferred stock (convertible into 417.921 shares of our common stock) in dividends, which represents approximately 7.3% of the current total voting power of our equity securities. The concentration of ownership of our equity may depress the market value of our equity securities and the dilutive effect of dividends on our shares of preferred stock may further depress the market value of our shares of common stock.
      Our Secured Notes are not registered under the Exchange Act and are not listed on any national or regional securities exchange. Our Secured Notes are traded infrequently, in transactions arranged through brokers or otherwise, and reliable market quotations for our Secured Notes may or may not be available. A debt security with a small outstanding principal amount available for trading (commonly referred to as a small “float”), such as our Secured Notes, may command a lower price than would a comparable debt security with a greater float. We cannot give any assurances that an active trading market in our Secured Notes will exist or as to the prices at which our Secured Notes may trade.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.”

								Fair Value
								December 31,
Expected Maturity Dates	2005	2006	2007	2008	2009	Thereafter	Total	2004

	(Dollars in Thousands)
DEBT
Revolver	$—	$—	$17,684	$—	$—	$—	$17,684	$17,684
Secured Notes	—	—	100,579	—	—	—	100,579	99,699

Totals	$—	$—	$118,263	$—	$—	$—	$118,263	$117,383

      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). The average borrowing rate under the Revolver for 2004 was 5.8%. A 1% change in the borrowing rate under the Revolver would result in an approximate $0.2 million charge in our annual interest expense. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. The fair value of our Secured Notes is based on their quoted price.

Item 8.	Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Sterling Chemicals, Inc.

Consolidated Statements of Operations for the year ended December 31, 2004, the year ended December 31, 2003, the three months ended December 31, 2002 and the fiscal year ended September 30, 2002	44
Consolidated Balance Sheets as of December 31, 2004 and 2003	45
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the year ended December 31, 2004, the year ended December 31, 2003, the three months ended December 31, 2002 and the fiscal year ended September 30, 2002	46
Consolidated Statements of Cash Flows for the year ended December 31, 2004, the year ended December 31, 2003, the three months ended December 31, 2002 and the fiscal year ended September 30, 2002	47
Notes to Consolidated Financial Statements	48
Report of Independent Registered Public Accounting Firm	76

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Reorganized Sterling			Predecessor Sterling

					Fiscal Year
	Year Ended	Year Ended	December 20 to	October 1 to	Ended
	December 31,	December 31,	December 31,	December 19,	September 30,
	2004	2003	2002	2002	2002

	(Dollars in Thousands, Except Share Data)
Revenues	$851,662	$592,791	$12,572	$99,888	$381,801
Cost of goods sold	849,094	589,740	12,601	99,588	354,155

Gross profit (loss)	2,568	3,051	(29)	300	27,646
Selling, general and administrative expenses	14,673	15,881	1,988	3,072	14,975
Impairment of long-lived assets	70,498	—	—	—	—
Gain on pension curtailment	(12,944)	—	—	—	—
Gain on sale of methanol plant	(2,396)	—	—	—	—
Other expense (income)	—	(3,520)	—	368	(1,925)
Equity (income) loss from joint venture	(3,046)	2,068	—	—	—
Reorganization items	—	—	—	15,214	17,022
Fresh-start adjustments	—	—	—	203,344	—
Gain on debt restructuring	—	—	—	(457,824)	—
Interest and debt related expenses, net of interest income(1)	10,427	9,729	355	12,144	50,065

Income (loss) from continuing operations before income tax	(74,644)	(21,107)	(2,372)	223,982	(52,491)
Provision (benefit) for income taxes	(12,000)	(7,884)	(828)	8	125

Income (loss) from continuing operations	(62,644)	(13,223)	(1,544)	223,974	(52,616)
Income (loss) from discontinued operations(2)	—	(976)	—	194,637	16,630

Net income (loss)	(62,644)	(14,199)	(1,544)	418,611	(35,986)
Preferred stock dividends	5,994	5,125	170	—	—

Net income (loss) attributable to common stockholders	$(68,638)	$(19,324)	$(1,714)	$418,611	$(35,986)

Net loss per share of common stock, basic and diluted	$(24.30)	$(6.84)	$(0.61)	$—	$—

Weighted average shares outstanding:
Basic and diluted	2,825,000	2,825,000	2,825,000	—	—

(1)	Contractual interest for the October 1 to December 19, 2002 period and the fiscal year ended September 30, 2002 totaled $18,003 and $76,429, respectively.

(2)	Includes a net gain on disposal of $188,891 for the period October 1, 2002 to December 19, 2002. The tax expense associated with discontinued operations for the listed periods presented is zero, zero, zero, $342 and $14,743, respectively.
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Reorganized Sterling

	December 31,

	2004	2003

	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,901	$42,384
Accounts receivable, net of allowance of $3,092 and $6,860, respectively	113,074	87,565
Inventories, net	87,980	61,583
Prepaid expenses and other current assets	4,198	6,430
Deferred tax asset	4,108	9,081

Total current assets	211,261	207,043
Property, plant and equipment, net	248,598	277,613
Goodwill	—	48,463
Other assets, net	13,694	17,384

Total assets	$473,553	$550,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,260	$64,833
Accrued liabilities	23,787	24,045
Current portion of long-term debt	17,684	—

Total current liabilities	108,731	88,878
Long-term debt	100,579	100,579
Deferred income tax liability	28,407	49,909
Deferred credits and other liabilities	74,464	86,407
Redeemable preferred stock	41,289	35,294
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	199,408	205,402
Accumulated deficit	(78,387)	(15,743)
Accumulated other comprehensive loss	(966)	(251)

Total stockholders’ equity	120,083	189,436

Total liabilities and stockholders’ equity	$473,553	$550,503

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive	Deferred
	Shares	Amount	Capital	Deficit	Loss	Compensation	Total

	(Amounts in Thousands)
Predecessor Sterling:

Balance, September 30, 2001	1	$—	$(141,786)	$(383,740)	$(38,053)	$(3)	$(563,582)
Comprehensive loss:
Net loss	—	—	—	(35,986)	—	—
Other comprehensive loss:
Translation adjustment	—	—	—	—	(516)	—
Pension adjustment	—	—	—	—	(11,685)	—
Comprehensive loss							(48,187)
Revaluation of ESOP shares to independently appraised market value	—	—	—	289	—	—	289
Amortization of deferred compensation	—	—	—	—	—	3	3

Balance, September 30, 2002	1	—	(141,786)	(419,437)	(50,254)	—	(611,477)
Net income	—	—	—	418,611	—	—	418,611
Fresh-start adjustments	2,824	28	352,483	826	50,254	—	403,591

Reorganized Sterling:

Balance, December 19, 2002	2,825	28	210,697	—	—	—	210,725
Net loss	—	—	—	(1,544)	—	—	(1,544)
Preferred stock dividends	—	—	(170)	—	—	—	(170)

Balance, December 31, 2002	2,825	28	210,527	(1,544)	—	—	209,011
Comprehensive loss:
Net loss	—	—	—	(14,199)	—	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(251)	—
Comprehensive loss							(14,450)
Preferred stock dividends	—	—	(5,125)	—	—	—	(5,125)

Balance, December 31, 2003	2,825	$28	$205,402	$(15,743)	$(251)	$—	$189,436
Comprehensive loss:
Net loss	—	—	—	(62,644)	—	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(715)	—
Comprehensive loss							(63,359)
Preferred stock dividends	—	—	(5,994)	—	—	—	(5,994)

Balance, December 31, 2004	2,825	$28	$199,408	$(78,387)	$(966)	$—	$120,083

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor Sterling
	Reorganized Sterling
					Fiscal Year
	Year Ended	Year Ended	December 20 to	October 1 to	Ended
	December 31,	December 31,	December 31,	December 19,	September 30,
	2004	2003	2002	2002	2002

	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(62,644)	$(13,223)	$(1,544)	$223,974	$(52,616)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,693	27,656	858	4,857	22,912
Interest amortization	398	383	12	887	4,805
Impairment of long-lived assets	70,498	—	—	—	—
Gain on pension curtailment	(12,944)	—	—	—	—
Lower-of-cost-or-market adjustment	16,407	—	—	—	—
Gain on sale of methanol plant	(2,396)	—	—	—	—
Fresh-start adjustments	—	—	—	203,344	—
Gain on cancellation of debt	—	—	—	(457,824)	—
Deferred tax benefit	(16,529)	(7,986)	(854)	—	—
Other	1	(252)	—	(594)	9,432
Change in assets/liabilities:
Accounts receivable	(25,509)	(45,750)	12,075	18,382	(11,552)
Inventories	(42,804)	(30,572)	(3,940)	5,856	(5,937)
Prepaid expenses	2,232	(1,869)	789	(1,592)	(1,093)
Other assets	(3,650)	2,127	11	(208)	(6,228)
Accounts payable	2,427	31,688	2,298	(1,299)	18,197
Accrued liabilities	(1,879)	3,714	2,268	(7,100)	3,472
Other liabilities	286	(6,725)	(1,866)	4,447	18,761

Net cash provided by (used in) operating activities	(47,413)	(40,809)	10,107	(6,870)	153

Cash flows from investing activities:
Capital expenditures	(14,771)	(15,649)	(116)	(837)	(6,700)
Net proceeds from the sale of methanol fixed assets	4,017	—	—	—	—
Net proceeds from the sale of the pulp chemicals business	—	—	—	357,641	—

Net cash provided by (used in) investing activities	(10,754)	(15,649)	(116)	356,804	(6,700)
Cash flows from financing activities:
Net borrowings under the Revolver	17,684	—	—	—	—
Proceeds from issuance of Secured Notes	—	—	—	94,275	—
Proceeds from issuance of new common stock	—	—	—	30,000	—
Proceeds from issuance of new preferred stock	—	—	—	30,000	—
Net borrowings under DIP Facility	—	—	—	(42,200)	14,972
Repayment of the 13 3/8% Notes	—	—	—	(371,916)	—

Net cash provided by (used in) financing activities	17,684	—	—	(259,841)	14,972

Net increase (decrease) in cash from continuing operations	(40,483)	(56,458)	9,991	90,093	8,425
Net increase (decrease) in cash from discontinued operations	—	(976)	—	(10,109)	196
Cash and cash equivalents beginning of period	42,384	99,818	89,827	9,843	1,222

Cash and cash equivalents end of year	$1,901	$42,384	$99,818	$89,827	$9,843

Supplement disclosures of cash flow information:
Interest paid, net of interest income received	$(10,957)	$(3,575)	$—	$(934)	$(5,200)
Cash paid for reorganization items	—	(13,115)	(1,140)	(931)	(11,729)
Cash paid for income taxes	(50)	(175)	—	(64)	(110)
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, there are facilities to produce six petrochemical products at the Texas City site; styrene, acetic acid, acrylonitrile, plasticizers, sodium cyanide and disodium iminodiacetic acid (“DSIDA”). We own all of the real property which comprises our Texas City facility and we own the styrene, acrylonitrile, acetic acid and plasticizers manufacturing units located at the site. An idled methanol unit located at the Texas City site was recently sold and is expected to be dismantled and removed from the site by March 1, 2006. E.I. du Pont de Nemours and Company (“DuPont”) and Monsanto Company (“Monsanto”) built the sodium cyanide and DSIDA units, respectively, on land leased from us at our Texas City facility. DuPont owns the sodium cyanide unit, which we operate on behalf of DuPont. Monsanto owns the DSIDA unit. Monsanto has contractually committed to start up the DSIDA unit by mid-2007 and has the option of restarting the unit prior to that time. After start-up, we will operate the DSIDA unit on behalf of Monsanto under a long-term contract that will extend for at least 15 years. The sodium cyanide and DSIDA units use hydrogen cyanide created as a by-product from our acrylonitrile operations to make other products. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We have also leased portions of the site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products.

Fiscal Year
      In December 2002, we changed our fiscal year-end from September 30 to December 31. In these consolidated financial statements:

•	“2004” and “fiscal 2004” refer to the 12-month period ended December 31, 2004;

•	“2003” and “fiscal 2003” refer to the 12-month period ended December 31, 2003;

•	“fiscal 2002” refers to the 12-month period ended September 30, 2002; and

•	the “Transition Period” refers to the three-month period from October 1, 2002 through December 31, 2002.

Bankruptcy Reorganization
      On July 16, 2001, Sterling Chemicals Holdings, Inc. (“Holdings”), and most of its U.S. subsidiaries, including us (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Debtors’ plan of reorganization (our “Plan of Reorganization”) was confirmed on November 20, 2002 and, on December 19, 2002 (the “Effective Date”), the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002.
      The financial results for fiscal 2002 were affected by our filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Our post-emergence consolidated financial statements reflect results after the

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
consummation of our Plan of Reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). See Note 3 to the consolidated financial statements. Predecessor Sterling and Reorganized Sterling, after adopting fresh-start accounting, are different reporting entities and the consolidated financial statements are not comparable.
      Pursuant to our Plan of Reorganization, on the Effective Date the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. for approximately $373 million, and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported activity pertaining to the Debtors’ prior pulp chemicals and acrylic fibers businesses as discontinued operations in the condensed consolidated statements of operations.

Principles of Consolidation
      The consolidated financial statements include the accounts of all of our wholly-owned and majority-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investment in a cogeneration joint venture is not material to our financial position or results of operations. Our 50% equity investment in an acrylonitrile marketing joint venture is accounted for under the equity method, with our share of the operating results of the joint venture recorded as equity (income) loss from joint venture in the consolidated statements of operations.

Cash and Cash Equivalents
      We consider all investments having an initial maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
      Accounts receivable is presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectibility, adjust the allowance account accordingly. As of December 31, 2004 and 2003, the allowance for doubtful accounts was $3.0 million and $6.9 million, respectively. Bad debt expense for 2004, 2003, the three-months ending December 31, 2002 and fiscal year 2002 was $0.5 million, $0.6 million, $0.2 million and $0.3 million, respectively. The decrease of $3.8 million in the allowance for doubtful accounts in 2004 primarily related to the settlement of a contract dispute with Flexsys America L.P. (“Flexsys”). In fiscal 2001, we reserved $4.3 million against the $5.0 million in receivables owed to us by Flexsys at that time. In late 2004, we agreed to a settlement with Flexsys and subsequently wrote-off the $4.3 million reserve in the allowance for doubtful accounts, along with the associated accounts receivable balance. The net result of this settlement was a gain of $0.6 million reflected in revenues.

Inventories
      Inventories are stated at the lower-of-cost-or-market. As of December 31, 2004, a lower-of-cost-or-market adjustment of approximately $16 million was recorded. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost.
      We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us are included in inventory.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for 2004, 2003 and fiscal 2002 was $0.9 million, $0.6 million and $0.3 million, respectively.

Plant Turnaround Costs
      As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 18 to 21 months. Costs of turnarounds are expensed are incurred. Prior to the application of fresh-start accounting, such costs were accrued in advance over the expected period between turnarounds. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of expensing the costs of turnarounds can be material for financial reporting periods during which the turnarounds actually occur.

Long-Lived Assets
      We assess our long-lived assets other than goodwill for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of these assets. If these projected cash flows from these assets are less than the carrying amount of these assets, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we use in estimating future cash flows are consistent with our internal planning. During 2004, we recorded an impairment charge of $22 million relating to our long-lived acrylonitrile assets.

Goodwill
      We assess goodwill for impairment on an annual basis, or sooner if events indicate such a review is necessary. Recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate our future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use, is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we use in estimating future cash flows are consistent with our internal planning. During 2004, we recorded an impairment charge of $48 million relating to goodwill.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issue Costs
      Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $0.4 million, $0.3 million and $4.8 million, respectively for 2004, 2003 and fiscal 2002.

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

Earnings (Loss) Per Share
      Basic earnings per share (“EPS”) is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the year ended December 31, 2004, we had a $69 million net loss attributable to common stockholders and recorded a $24.30 net loss per share attributable to common stockholders for both basic EPS and diluted EPS. For the periods prior to December 20, 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Holdings and, accordingly, loss per share is not presented.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss):

	Cumulative
	Translation
	Adjustment	Pension Adjustment	Total

	(Dollars in Thousands)
Predecessor Sterling:

Balance, September 30, 2002	(35,171)	(15,083)	(50,254)
Fresh-start adjustments	35,171	15,083	50,254

Reorganized Sterling:

Balance, December 19, 2002	—	—	—
Changes	—	—	—
Balance, December 31, 2002	—	—	—
Changes	—	(251)	(251)

Balance, December 31, 2003	—	(251)	(251)
Changes	—	(715)	(715)

Balance, December 31, 2004	$—	$(966)	$(966)

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

Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include impairment considerations, allowance for doubtful accounts, inventory valuation, revenue recognition related to profit sharing accruals, environmental and litigation reserves and provision for income taxes.

Reclassifications
      Certain amounts reported in the consolidated financial statements for the prior periods have been reclassified to conform with the current consolidated financial statement presentation with no effect on net loss or stockholders’ equity (deficiency in assets).

2.	STOCK-BASED COMPENSATION PLAN
      On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. On February 11, 2003, we granted options to purchase a total of 326,000 shares of our common stock to certain of our officers and key employees at an exercise price of

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$31.60 per share and, on November 5, 2004, we granted options to purchase a total of 27,500 shares of our common stock to a member of our senior management team at an exercise price of $31.60. Currently, there are options to purchase a total of 294,334 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60.
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
      The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003

Expected life (years)	10.0	10.0
Expected volatility	42.0%	42.0%
Expected dividend yield	—	—
Risk-free interest rate	3.85%	3.85%
Weighted-average fair value of options granted during the year	$12.95	$18.58
      The following table illustrates the effect on our net loss and loss per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2004 and 2003. There were no options outstanding under our 2002 Stock Plan prior to February  11, 2003.

	Reorganized Sterling
	For the Year Ended
	December 31,

	2004	2003

	(Dollars in Thousands,
	Except Share Data)
Net loss attributable to common stockholders, as reported	$(68,638)	$(19,324)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,147	1,944

Pro forma net loss	$(69,785)	$(21,268)

Loss per share attributable to common stockholders:
As reported	$(24.30)	$(6.84)
Pro forma	(24.70)	(7.53)

3.	FRESH-START ACCOUNTING
      Upon our emergence from bankruptcy on December 19, 2002, we implemented fresh-start accounting under the provisions of SOP 90-7 and became a new reporting entity. Under SOP 90-7, our reorganization value was allocated to our assets and liabilities, our accumulated deficit was eliminated and new preferred and common equity was issued pursuant to our Plan of Reorganization. In connection with our Plan of

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reorganization, our financial advisor, Greenhill & Co., LLC (“Greenhill”) prepared a valuation of our business. In preparing its valuation, Greenhill considered a number of factors, including valuations by other parties and the application of various valuation methods, including discounted cash flow analysis, comparable company analysis and precedent transaction analysis. Based on Greenhill’s valuation, the estimated reorganization value was allocated as follows (Dollars in Thousands):

Long-term debt	$94,275
Redeemable preferred stock	30,000
Stockholders’ equity	210,725

Total	$335,000

      In connection with the cancellation of certain debt of Holdings and Predecessor Sterling pursuant to the Plan of Reorganization, on December 19, 2002 we recorded a $457.8 million gain related to the cancellation of that debt. Also in connection with fresh-start accounting, we changed our method of accounting for plant turnaround costs. We previously accrued the cost of these turnarounds in advance, but we now expense all costs for turnarounds as incurred. A one-time credit to reverse a $5.2 million existing accrual for turnaround expenses was recorded as part of our fresh-start accounting transactions. A reconciliation of the adjustments recorded in connection with our debt restructuring, the adoption of fresh-start accounting and the accounting for discontinued operations at December 19, 2002 is presented below:

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

      Reorganization adjustments reflect the forgiveness of debt, including related accrued interest and certain pre-petition liabilities, in consideration for new debt and new common stock, resulting in a gain from debt restructuring of $457.8 million, partially offset by an expense of $8.9 million for professional fees incurred in connection with the reorganization. Fresh-start adjustments primarily reflect the recording of property, plant and equipment at fair market value, the recording of a net deferred tax liability arising out of the difference between the book and tax basis of certain assets and liabilities and the recognition of previously unrecognized pension and other post-employment benefits liabilities.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.     DISCONTINUED OPERATIONS
      For the period from October 1, 2002 through December 19, 2002 and for fiscal 2002, the amount of revenue and net income (loss) (including gains or losses recorded on the sales) attributable to the discontinued operations were as follows:

	Predecessor Sterling

	October 1 to	Fiscal Year Ended
	December 19, 2002	September 30, 2002

	(Dollars in Thousands)
Revenues:
Pulp chemicals business	$50,282	$227,962
Acrylic fibers business	4,075	18,964

Total	$54,357	$246,926

Net income (loss):
Pulp chemicals business	$201,404	$25,652
Acrylic fibers business	(6,767)	(9,022)

Total	$194,637	$(16,630)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	Reorganized Sterling
	December 31,

	2004	2003

	(Dollars in Thousands)
Inventories:
Finished products	$63,841	$37,944
Raw materials	18,682	16,480

Inventories at cost	82,523	54,424
Inventories under exchange agreements	330	1,325
Stores and supplies (net of obsolescence reserve of $1,938 and $1,370, respectively)	5,127	5,834

	$87,980	$61,583

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	4,497	3,543
Plant and equipment	292,567	282,648
Construction in progress	14,915	10,097
Less: accumulated depreciation	(70,530)	(25,824)

	$248,598	$277,613

Accrued liabilities:
Employee compensation and benefits	$11,135	$20,643
Property taxes	5,694	—
Other	6,958	3,402

	$23,787	$24,045

Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$68,298	$82,433
Other	6,166	3,974

	$74,464	$86,407

6.	LONG-TERM DEBT
      Pursuant to our Plan of Reorganization, on December 19, 2002, we issued $94.3 million in original principal amount of our 10% Senior Secured Notes due 2007 (our “Secured Notes”) to the holders of Predecessor Sterling’s 12 3/8% Senior Secured Notes due 2006. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly-owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Under certain circumstances, for any interest period ending on or before December 19, 2004, we could elect to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash. However, if we paid interest through the issuance of additional Secured Notes rather than the payment of cash, the interest rate for the relevant period was increased to 13 3/8%. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash. Subject to compliance with the terms of our Revolving Credit Agreement dated December 19, 2002, with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”), we may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase any of our Secured Notes tendered by the holders of our Secured Notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
      Borrowings under the Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in the Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in the Revolver). The average borrowing rate under the Revolver for the year ended December 31, 2004 was 5.8%. Under the Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of the Revolver. Available credit under the Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for the Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2004, total credit available under the Revolver was limited to $74 million due to these borrowing base limitations. As of December 31, 2004, there was $18 million in loans outstanding under the Revolver and we had $2 million in outstanding letters of credit issued pursuant to the Revolver. As required pursuant to EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding pursuant to our Revolver are classified as current portion of long-term debt.
      The Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures,

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Debt Maturities
      The Secured Notes, which had an aggregate principal balance of $100.6 million outstanding as of December 31, 2004, are due on December 19, 2007.

7.	INCOME TAXES
      A reconciliation of federal statutory income taxes to our effective tax provision (benefit) is as follows:

	Reorganized Sterling			Predecessor Sterling

					Fiscal Year
			December 20 to	October 1 to	Ended
	December 31,	December 31,	December 31,	December 19,	September 30,
	2004	2003	2002	2002	2002

	(Dollars in Thousands)
Provision (benefit) for income taxes at statutory rates	$(26,125)	$(7,387)	$(831)	$78,391	$(18,372)
Change in beginning of the year valuation allowance	—	—	—	(148,464)	18,371
Non-deductible expenses	26	65	—	—	1
Non-deductible fresh-start adjustments	—	—	—	70,073	—
Non-deductible goodwill impairment	16,962	—	—	—	—
State income taxes	(1,933)	(361)	26	8	125
Other	(930)	(201)	(23)	—	—

Effective tax provision	$(12,000)	$(7,884)	$(828)	$8	$125

      The provision (benefit) for income taxes is composed of the following:

	Reorganized Sterling			Predecessor Sterling

					Fiscal Year
	Year Ended	Year Ended	December 20 to	October 1 to	Ended
	December 31,	December 31,	December 31,	December 19,	September 30,
	2004	2003	2002	2002	2002

	(Dollars in Thousands)
Current federal	$—	$—	$—	$—	$—
Deferred federal	(10,105)	(7,323)	(854)	—	—
State income taxes	(1,895)	(561)	26	8	125

Total tax provision (benefit)	$(12,000)	$(7,884)	$(828)	$8	$125

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of our deferred income tax assets and liabilities are summarized below:

	Reorganized Sterling

	December 31,

	2004	2003

	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$3,737	$7,434
Accrued postretirement cost	13,916	15,004
Accrued pension cost	8,377	11,163
Tax loss and credit carry forwards	27,475	13,612
Allowance for doubtful accounts	1,082	2,401
Other	55	—

Total deferred tax assets	$54,642	$49,614

Deferred tax liabilities:
Property, plant and equipment	$(70,680)	$(81,764)
State deferred taxes	(2,166)	(2,291)
Other	—	(683)

Subtotal	(72,846)	(84,738)
Less: valuation allowance	(6,096)	(5,704)

Total deferred tax liabilities	(78,942)	(90,442)

Net deferred tax liabilities	$(24,300)	$(40,828)

      As of December 31, 2004, we had an available U.S. operating loss carryforward of approximately $58 million, which expires during 2023 and 2024. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. A portion of our state operating loss carry forwards originated prior to our emergence from Chapter 11. Our valuation allowance at December 31, 2004 and 2003 reflects a 100% valuation taken against these pre-Chapter 11 emergence state operating loss carry forwards. Any future recognition of these operating loss carry forwards would be recorded as an increase in our paid-in capital rather than as a reduction in our provision for income taxes.

8.	EMPLOYEE BENEFITS
      We have established the following benefit plans:

Retirement Benefit Plans
      We have non-contributory pension plans which cover all salaried and hourly wage employees. Under our hourly plan, the benefits are based primarily on years of service and employees’ pay near retirement. Under our salaried plan, which was recently amended in the manner described below, the benefits are based primarily on years of service and an employee’s pay as of the earlier of the employee’s retirement or January 1, 2005. Our funding policy is consistent with the funding requirements of federal law and regulations.
      The expected long-term rate of return on pension plan assets is a market-related value currently equal to 7.5%. Sterling’s actual annualized return for the past 10 years is approximately 10.5%.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pension plan assets are invested in a balanced portfolio managed by an outside investment manager. Within this balanced fund, assets are invested 55% in equities, 40% in bonds and 5% in real estate, with rebalancing on a continual basis. Our investment policy is to generate a total return that, over the long term, provides sufficient assets to fund its liabilities, reduces risk through diversification of investments within asset classes and complies with the Employee Retirement Income Security Act of 1974 (“ERISA”) by investing in a manner consistent with ERISA’s fiduciary standards.
      Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

	Reorganized Sterling

	December 31,

	2004	2003

	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$124,704	$116,818
Service cost	3,466	3,312
Interest cost	7,561	7,634
Plan amendment/curtailment	(14,472)	—
Actuarial loss	5,600	4,179
Benefits paid	(7,177)	(7,239)

Benefit obligation at end of year	$119,682	$124,704

Change in plan assets:
Fair value at beginning of year	$77,709	$66,496
Actual return on plan assets	8,511	9,253
Employer contributions	10,207	9,199
Benefits paid	(7,177)	(7,239)

Fair value at end of year	$89,250	$77,709

Development of net amount recognized:
Funded status	$(30,432)	$(46,995)
Actuarial loss	1,626	130

Net amount recognized	$(28,806)	$(46,865)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(30,415)	$(47,116)
Accumulated other comprehensive income (pre-tax)	1,609	251

Net amount recognized	$(28,806)	$(46,865)

Weighted-average assumptions:
Discount Rate	5.75%	6.25%
Rates of increase in salary compensation level	5.00%	5.00%
      All plans have projected benefit obligations and accumulated benefit obligation in excess of plan assets at December 31, 2004. The total accumulated benefit obligation was $119.7 million as of November 30, 2004. Estimated contributions for 2005 are expected to be approximately $6 million, a portion of which are above the minimum funding requirements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective as of January 1, 2005, we froze all accruals under our defined benefit pension plan for our salaried employees, which resulted in a plan curtailment under FAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result, we recorded a pretax curtailment gain of $13 million in the fourth quarter of 2004. At the time we froze accruals under our defined benefit pension plan, we also increased the company match for employee contributions under our 401(k) plan.
      Net periodic pension costs consist of the following components:

				Predecessor
	Reorganized Sterling			Sterling

				Fiscal Year
	Year Ended	Year Ended	October 1 to	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(Dollars in Thousands)
Components of net pension costs:
Service cost-benefits earned during the year	$3,466	$3,312	$1,081	$3,826
Interest on prior year’s projected benefit obligation	7,561	7,634	2,258	7,317
Expected return on plan assets	(5,934)	(5,205)	(1,602)	(6,536)
Net amortization:
Actuarial loss (gain)	—	—	—	152
Prior service cost	—	—	203	777
Transition liability	—	—	425	354
Discontinued operations (see Note 4)	—	—	—	1,255
Settlement/curtailment	(12,944)	—	63	22

Net pension costs	$(7,851)	$5,741	$2,428	$7,167

Weighted-average assumptions:
Discount Rate	6.25%	6.75%	6.75%	6.75%
Rates of increase in salary compensation level	5.00%	5.00%	4.92%	4.92%
Expected long-term rate of return on plan assets	7.50%	8.00%	8.72%	8.72%
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
      Health care benefits are currently provided to employees hired prior to June 7, 2004, who retire from us with ten or more years of credited service. Some of our employees are eligible for postretirement life insurance, depending on their hire date. Postretirement health care benefits plans are contributory. Benefit provisions for most hourly employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2004, we had a reduction in force at our Texas City plant. This reduction in force led to a curtailment of our postretirement benefit plan resulting in a $1.4 million curtailment gain. The gain of $1.3 million is reflected in cost of goods sold and $0.1 million is reflected in selling, general and administrative expenses. In addition, our plan was amended as of June 1, 2004 as follows: employees hired after this date are not eligible for retiree medical benefits, our contribution rates for retiree medical coverage are frozen at the 2004 level and prescription drug co-pays were increased. This amendment reduced the accumulated postretirement benefit obligation by $9.2 million, which is being amortized over the average remaining service period to full eligibility of the active plan participants (which is 8.5 years).
      Effective April 1, 2003, we amended our postretirement medical plan to increase the contribution rates required for coverage. The effect of the amendment as of that date was a reduction in accumulated postretirement benefit obligations (“APBO”) totaling $13 million. Because the participants affected by the amendment were all retired, the negative change to APBO is amortizable into expense over the average remaining life expectancy of these retirees which is 20.6 years.
      On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, FASB issued Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FAS 106-1”), which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 applies to us effective July 1, 2004. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy in the years 2006 through 2009. We estimate that this subsidy will be approximately 20% of the net benefits under our plan, or $0.2 million annually.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	Reorganized Sterling

	December 31,

	2004	2003

	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$34,870	$46,141
Service cost	310	460
Interest cost	1,864	2,336
Plan amendments	(9,541)	(13,070)
Actuarial loss (gain)	4,404	(220)
Benefits paid	(4,162)	(777)

Benefit obligation at end of year	$27,745	$34,870

Funded plan assets	$—	$—

Development of net amount recognized:
Funded status	$(27,745)	$(34,870)
Unrecognized cost:
Actuarial loss	5,204	1,151
Plan amendment	(19,164)	(12,593)

Net amount recognized	$(41,705)	$(46,312)

Prepaid OPEB cost	$—	$—
Accrued OPEB liability	(41,705)	(46,312)

Net amount recognized	$(41,705)	$(46,312)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic plan costs consist of the following components:

				Predecessor
	Reorganized Sterling			Sterling

				Fiscal Year
	Year Ended	Year Ended	October 1 to	Ended
	December 31,	December 31,	December 31,	September 30,
	2004	2003	2002	2002

	(Dollars in Thousands)
Components of net plan costs:
Service cost	$310	$460	$115	$480
Interest cost	1,864	2,336	749	3,132
Net amortization:
Actuarial loss	21	—	121	642
Prior service cost	—	—	(116)	(463)
Plan amendment	(1,223)	(477)	—	—
Discontinued operations (see Note 4)	—	—	—	151
Curtailment and special termination benefits	—	(1,418)	—	—

Net plan costs	$(446)	$2,319	$869	$3,942

Weighted-average assumptions:
Discount rate	5.75%	6.25%	6.75%	6.75%
The Transition Period is not presented separately for Predecessor Sterling and Reorganized Sterling due to immateriality.
      The weighted-average annual assumed health care trend rate is assumed to be 10% for 2004. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Based on plan changes enacted, assumed health care cost trend rates no longer have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease

	(Dollars in Thousands)
Effect on total of service and interest cost components	$114	$(108)
Effect on post-retirement benefit obligation	1,123	(1,076)

Estimated Future Benefits Payable
      We estimate that the future benefits payable under our pension and other post-retirement benefits as of December 31, 2004 are as follows:

			Other
	Pensions-	Pensions-	Postretirement
	Hourly	Salaried	Benefits	Total

	(Dollars in thousands)
2005	$3,516	$3,626	$2,682	$9,824
2006	3,381	3,734	2,640	9,755
2007	3,201	3,841	2,578	9,620
2008	3,048	3,953	2,528	9,529
2009	2,935	4,205	2,503	9,643
2010-2014	15,219	27,822	10,030	53,071

Total	$31,300	$47,181	$22,961	$101,442

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Savings and Investment Plan
      Our Sixth Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. Beginning October 1, 2000, we began matching 50% of a participant’s contributions, to the extent such contributions do not exceed 7% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Such contributions amounted to $0.8 million in 2004, $0.8 million in 2003 and $0.9 million in fiscal 2002. Beginning January 1, 2005, we began matching 100% of salaried employees’ contributions, to the extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation).

Bonus Plan and Gain Sharing Plan
      In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. Although we did not meet the minimum financial threshold of these plans for 2004, on February 11, 2005, our Board authorized the payment of $0.9 million under these plans related to our 2004 financial performance and we accrued that amount in 2004. There was no expense incurred pursuant to these plans during 2003. No expenses for our prior Profit Sharing Plan were incurred in fiscal 2002.

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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. In 2004, we expensed $0.3 million under this Plan. There was no expense incurred pursuant to this Plan during 2003 or fiscal 2002.

Retention Bonus Plan
      On July 13, 2001, our Board of Directors approved our Retention Bonus Plan, which was subsequently amended. This Plan was established to help us retain our employees whose resignations would cause significant disruption to our operations and whose skills would be particularly difficult and costly to replace, to improve their morale during the pendency of our bankruptcy proceedings and to help provide incentive to these employees to work diligently toward the resolution of our bankruptcy proceedings. A select group of management or highly compensated employees were designated as participants under the plan and their respective benefits were established. Each participant in the plan was entitled to payments under the plan on specified dates, unless the participant’s employment with us terminated prior to that payment date for any reason other than a termination by the participant for “Good Reason” or a termination by us for any reason other than “Misconduct” or “Disability.” Payments under the plan were based on specified

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
percentages of the participant’s annual compensation, including payments under our Supplemental Pay Plan. Each participant who became entitled to payments under the plan was paid 25% of the total amount payable to that participant on April  15, 2002, an additional 25% on October 15, 2002 and the final 50% was paid on November 20, 2002. During the period from October 1, 2002 to December 19, 2002 and fiscal 2002, we expensed $3 million and $2 million, respectively, in connection with this Plan.

Severance Pay Plan
      On March 8, 2001, our Board of Directors approved our Severance Pay Plan, which has subsequently been amended. This Plan covers all of our non-unionized employees and was established to help us retain these employees by assuring them that they will receive some compensation in the event that their employment is adversely affected in specified ways. Under our Severance Pay Plan, any participant that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” is entitled to benefits under our Severance Pay Plan. If a participant becomes entitled to benefits under our Severance Pay Plan, we are required to provide the participant with a lump sum cash payment in an amount equivalent to two weeks of such participant’s base salary for each credited year of service, with a maximum payment of one year’s base salary. The amount of this lump sum payment is reduced, however, by the amount of any other separation, severance or termination payments made by us to the participant under any other plan or agreement, including our Key Employee Protection Plan, or pursuant to law.
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
      We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. In 2004, we expensed $2.4 million under this Plan, of which $0.7 million was paid in 2004, with the balance paid in 2005.

Supplemental Bonus Plan
      On July 13, 2001, our Board of Directors approved our Supplemental Bonus Plan, which was subsequently amended. This Plan was designed to help us retain certain of our employees during the pendency of our bankruptcy proceedings and provide us with the ability to reward our employees who made extraordinary contributions and personal sacrifices in connection with our bankruptcy proceedings. Under our Supplemental Bonus Plan, our Board had the ability to designate employees as participants under the plan and determine the amount payable to those participants, subject to an overall limit of $1.4 million in payments. No amounts were expensed under this plan during 2004 or 2003. Approximately $0.8 million was expensed during fiscal 2002 and paid on November 20, 2002.

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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Outstanding Stock Options
      A summary of our stock option activity for the years ended December 31, 2004 and 2003 are presented below:

		Weighted-
		average
		exercise
As of December 31, 2004:	Shares	price

Outstanding at beginning of year	326,000	$31.60
Granted	27,500	31.60
Forfeited	(59,166)	31.60

Outstanding at end of year	294,334	$31.60

Options exercisable at end of year	99,500

		Weighted-
		average
		exercise
As of December 31, 2003:	Shares	price

Outstanding at beginning of year	—	$—
Granted	326,000	31.60
Forfeited	—	—

Outstanding at end of year	326,000	$31.60

Options exercisable at end of year	—

      All outstanding options at December 31, 2004 and December 31, 2003 have an exercise price of $31.60.
      There were 27,500 options granted during 2004. We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of the grant. Therefore no compensation expense has been recognized under APB 25.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and conversion agreements, which dedicate significant portions of our production of styrene and acrylonitrile to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.

Lease Commitments
      We have entered into various non-cancelable long-term operating leases. Future minimum lease commitments at December 31, 2004, are as follows: 2005 — $0.3 million; 2006 — $0.3 million; 2007 — $0.3 million, 2008 — $0.3 million; 2009 — $0.3 million and thereafter — $1.1 million.

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
      Our operating expenditures for environmental matters, mostly waste management and compliance of our continuing operations, were $26 million in both 2004 and in 2003. We also spent $8 million for environmentally related capital projects in 2004 and $3 million for these types of capital projects in 2003.
      Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide. The Texas Commission for Environmental Quality ( the “TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the ozone and particulate matter threshold for attainment. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxide, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time. On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions of the Clean Air Act. The SIP is currently being reviewed by the EPA, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxide at our Texas City facility by approximately 80% by the end of 2007. The current rule also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and may impose a site-wide cap on emissions of HRVOCs in 2006. At the conclusion of its review of the SIP, the EPA may require further control measures, including possibly increasing the total amount of reductions of nitrogen oxide emissions required from 80% to 90%. Based on the SIP as adopted by the TCEQ, we believe that the total cost of the capital improvements required to comply with all of these new regulations will be between $22 million and $24 million, of which $6.0 million, $0.8 million and zero were expended in 2004, 2003 and fiscal 2002, respectively. We anticipate that the balance of these capital expenditures and other expenses would need to be incurred between 2005 and 2008. Under certain of our production agreements, we will be able to recover a small portion of these costs from the other parties to these agreements. We are currently evaluating several alternative methods of reducing nitrogen oxide emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, more than offset the initial capital expenditures. However, alternative methods may not be available to us or, even if available, such alternative methods may not reduce the net amount of our required capital expenditures by a meaningful amount.
      To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.

Legal Proceedings
      As previously discussed, the Debtors filed voluntary petitions for reorganization under Chapter 11 on July 16, 2001. As a result of the commencement of the Chapter 11 cases, an automatic stay was imposed against the commencement or continuation of legal proceedings against the Debtors outside of the Bankruptcy Court. Claimants with alleged claims against the Debtors were required to assert their claims in the Chapter 11 cases by timely filing a proof of claim, to which the Debtors were allowed to file an objection and seek a determination from the Bankruptcy Court as to whether such claims were allowable. Claimants who desired to liquidate their claims in legal proceedings outside of the Bankruptcy Court were required to obtain relief from the automatic stay by order of the Bankruptcy Court before doing so. If such relief was granted, the automatic stay remained in effect with respect to the collection of liquidated claim amounts. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors’ estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of our Plan of Reorganization or negotiated settlements.
      A few issues remain outstanding before the Bankruptcy Court related to the allowability and classification of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, but we cannot guarantee that result.
      We are subject to various other claims and legal actions that arise in the ordinary course of our business. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the discharge injunction provided for in our Plan of Reorganization, and recoveries sought thereon from assets of the Debtors are subject to the terms of our Plan of Reorganization.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SALES INFORMATION
      Sales to major customers constituting 10% or more of total revenues and export sales from continuing operations were as follows:

	Reorganized Sterling			Predecessor Sterling

			December 20		Fiscal Year
	Year Ended	Year Ended	to	October 1 to	Ended
	December 31,	December 31,	December 31,	December 19,	September 30,
	2004	2003	2002	2002	2002

	(Dollars in Thousands)
Major customers:
BP p.l.c. and subsidiaries	$119,008	$93,061	$3,595	$14,049	$60,095
Customer B	127,956	69,533	*	*	*
Customer C	116,912	*	*	*	*
Export sales:
Export revenues	$317,104	$224,595	$3,715	$15,996	$131,701
Percentage of total revenues	37%	38%	30%	16%	34%

*	Does not comprise more than 10% of total revenue for the periods indicated, therefore not presented.

11.	FINANCIAL INSTRUMENTS

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

Fair Value of Financial Instruments
      The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and amounts due under our Revolver approximate fair value due to the short maturities of these instruments. As of December 31, 2004, the fair value of our Senior Notes was $99.7 million based on its quoted price.

12.	CAPITAL STOCK
      Under our Certificate of Incorporation, we are authorized to issue 10,125,000 shares of capital stock, consisting of 10,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In connection with our Plan of Reorganization and the merger of Holdings into Predecessor Sterling, we issued a total of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing our Secured Notes and the Revolver, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock.
      Upon the effective date of our Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first Business Day of each calendar quarter. As our shares of Series A Preferred Stock are convertible into shares of our Common Stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of Series A Preferred Stock, we have issued an additional 818.464 shares of our Series A Preferred Stock (convertible into 818,464 shares of our common stock) in dividends.
      Our Series A Preferred Stock carries a liquidation preference of $13,793.11 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued on the effective date of our Plan of Reorganization exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of:

•	the liquidation preference for such shares (plus accrued and unpaid dividends);

•	in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of Series A Preferred Stock been converted prior thereto; or

•	in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such change of control had such shares of Series A Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).
Upon the effective date of our Plan of Reorganization, we also issued warrants (the “Warrants”) to purchase, in the aggregate, 949,367 shares of common stock. Each Warrant represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).

13.	RELATED PARTY TRANSACTIONS
      Resurgence Asset Management, L.L.C. (“Resurgence”) has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Series A Preferred Stock and over 63% of our common stock, representing ownership of over 80% of the total voting power of our equity. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Series A Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on all matters presented to a vote of our stockholders. In addition, our shares of Series A Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock. Each dividend paid in additional shares of our Series A Preferred Stock has a

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Series A Preferred Stock dividends were 434.638 shares and 371.530 shares during 2004 and 2003, respectively. Five of our directors, Messrs. Byron J. Haney, Marc S. Kirschner, Philip M. Sivin, Robert T. Symington and Keith R. Whittaker, are employed by Resurgence. Our former Chairman of the Board, Mr. James B. Rubin, was also employed by Resurgence during the first half of the year. Pursuant to established policies of Resurgence, all director compensation earned by Messrs Rubin, Haney, Kirschner, Sivin, Symington and Whittaker was paid to Resurgence. During 2004, we paid Resurgence an aggregate amount equal to $190,750 related to director compensation along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors. During the period October 1 to December 19, 2002, with the approval of the Bankruptcy Court, we made payments totaling approximately $1 million to Resurgence in reimbursement of certain expenses incurred by Resurgence in its role as the Investor in our Plan of Reorganization and in accordance with our contractual obligations.
      We have significant transactions with ANEXCO, LLC (“ANEXCO”), a 50/50 joint venture agreement with BP Amoco Chemical Company. ANEXCO markets all of the parties’ respective sales of acrylonitrile everywhere in the world other than the United States, Canada, Mexico, Turkey and the European Union. Revenues earned during 2004 and 2003 pursuant to this joint venture agreement were $142 million and $33 million, respectively. There were no revenues earned pursuant to this joint venture agreement during the three-months ended December 31, 2002 or fiscal 2002. At December 31, 2004 and 2003, we had $35.6 million and $8.3 million, respectively, recorded in accounts receivable related to sales of our acrylonitrile to ANEXCO. At December 31, 2004 and 2003, we also had $0.8 million and $2.7 million, respectively, recorded in accounts payable related to fixed costs reimbursements to ANEXCO.

14.	NEW ACCOUNTING STANDARDS
      On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FAS 106-1”), which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 applies to us effective July 1, 2004. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy in the years 2006 through 2009. We estimate that this subsidy will be approximately 20% of the net benefits under our plan, or $0.2 million annually.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123®”), “Share-Based Payment.” This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. As noted in the notes to financial statements, we do not record compensation expense for stock-based compensation. Under SFAS 123®, we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123®, will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS 123® on our financial statements, including different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.
      In December 2003, the FASB issued FASB Statement No. 132-Revised 2003 (“SFAS 132R”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This standard increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003 (see Note 8 of the Notes to the Consolidated Financial Statements). We have complied with the disclosure requirements of SFAS 132R.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Sterling Chemicals, Inc.:
      We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 (Successor Company balance sheets) and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets) and cash flows for the years ended December 31, 2004 and 2003 and the period from December 20, 2002 to December 31, 2002 (Successor Company operations) and for the period from October 1, 2002 to December 19, 2002 and the fiscal year ended September 30, 2002 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
      In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and the period from December 20, 2002 to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from October 1, 2002 to December 19, 2002 and the fiscal year ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.
      As disclosed in Note 1 to the financial statements, in December 2002, the Company changed its fiscal year-end from September 30 to December 31.

Deloitte & Touche LLP
Houston, Texas
February 15, 2005

STERLING CHEMICALS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (unaudited)

		First	Second	Third	Fourth
	Year	Quarter	Quarter	Quarter	Quarter

	(Dollars in Thousands, Except Per Share Data)
Revenues	2004	$146,101	$184,905	$251,839	$268,817
	2003	121,849	120,121	160,210	190,611

Gross profit (loss)	2004	(11,600)	3,135	15,293	(4,260)
	2003	(2,644)	(9,788)	7,160	8,323

Net income (loss) from continuing operations (1)	2004	(9,860)	(50,584)	5,529	(7,729)
	2003	(3,540)	(9,775)	1,535	(1,443)

Income (loss) from discontinued operations	2004	—	—	—	—
	2003	(634)	(342)	—	—

Net income (loss) attributable to common stockholders	2004	(11,272)	(52,052)	4,002	(9,316)
	2003	(5,381)	(11,372)	230	(2,801)

Net income (loss) per share of common stock:
Basic	2004	(3.99)	(18.43)	1.42	(3.30)
	2003	(1.90)	(4.03)	0.08	(0.99)

Diluted	2004	(3.99)	(18.43)	0.99	(3.30)
	2003	(1.90)	(4.03)	0.08	(0.99)

(1)	In the second quarter of 2004, we recorded a $48.5 million non-cash goodwill impairment charge. In the fourth quarter of 2004, we recorded a $22 million non-cash impairment charge related to our acrylonitrile long-lived assets and a pension curtailment gain of $13 million. We incurred $17.0 million in reorganization items in fiscal 2002 as a result of our Chapter 11 proceedings. Contractual interest expense not paid or accrued was $49 million in fiscal 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
      Beginning with our annual report on Form 10-K for 2005, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 11.	Executive Compensation
      Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2005 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.
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
      (b) Exhibit index.

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
4.1	—	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).
4.2	—	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).
4.3	—	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).
4.4	—	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).
4.5	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
4.6	—	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number		Description of Exhibit

10.1	—	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.1(a)	—	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.2	—	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.3	—	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.4*	—	Sterling Chemicals, Inc. 2002 Stock Plan (incorporated herein by reference to Exhibit 6 to our Form 8-A filed on December 19, 2002).
10.5*	—	Fourth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
10.6*	—	Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.6(a)*	—	First Amendment to Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.2(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.7*	—	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.8*	—	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(a)*	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 31, 1997) (incorporated herein by reference from Exhibit 10.4(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 1, 1997) (incorporated herein by reference from Exhibit 10.4(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of November 1, 1998) (incorporated herein by reference from Exhibit 10.4(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number			Description of Exhibit

10.8(d)*		—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.4(d) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(e)*		—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of April 1, 1999) (incorporated herein by reference from Exhibit 10.4(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(f)*		—	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 14, 1999) (incorporated herein by reference from Exhibit 10.4(f) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(g)*		—	Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(h)*		—	Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(i)*		—	Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(j)*		—	Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.8(k)*		—	Eleventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(k) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.8(l)*		—	Twelfth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.8(m)*		—	Thirteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
**10.8(n)*		—	Fourteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
10.9*		—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
**10.9(a)*		—	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan.
10.10*		—	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).
**10.10(a)	*	—	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan.

Exhibit
Number			Description of Exhibit

10.11		—	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.11(a)		—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(b)		—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(c)		—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(d)		—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(e)		—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(f)		—	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.11(g)		—	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.11(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.11(h)		—	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.12*		—	Sterling Chemicals, Inc. Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12(a)	*	—	First Amendment to the Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).
10.12(b)	*	—	Second Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(c)	*	—	Third Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.7 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(d)	*	—	Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.12(e)	*	—	Fifth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

Exhibit
Number			Description of Exhibit

10.12(f)	*	—	Sixth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
**10.12(g)	*	—	Seventh Amendment to the Sixth Amended and Restated Savings and Investment Plan.
10.13		—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.14*		—	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.15*		—	Employment Agreement dated as of January 23, 2001 among David G. Elkins, Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.16*		—	Severance Agreement dated effective as of January 2, 2003 between David G. Elkins and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.10 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.17*		—	Settlement Agreement, Waiver and General Release dated March 17, 2003 between Frank P. Diassi and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the transition period ended March 31, 2003).
+10.18		—	Amended and Restated Production Agreement dated March 31, 1998 between BP Chemicals, Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.19		—	Joint Venture Agreement dated March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.19(a)		—	First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.26(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC File Number 333-04343-01)).
+10.20		—	Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
+10.21		—	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.21(a)		—	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

Exhibit
Number		Description of Exhibit

+10.22	—	Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by referenced from Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (SEC File Number 333-04343-01)).
10.23	—	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
10.24	—	Asset and Stock Purchase Agreement dated as of November 13, 2002 among Sterling Chemicals, Inc. and Sterling Canada, Inc., Sterling Pulp Chemicals US Inc., Sterling Pulp Chemicals, Inc. and Sterling Chemicals Acquisitions, Inc., as Sellers, and Superior Propane Inc., as Purchaser (incorporated herein by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.25	—	Investment Agreement dated as of October 11, 2002 among Sterling Chemicals Holdings, Inc., Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
14.1	—	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**21.1	—	Subsidiaries of Sterling Chemicals, Inc.
**23.1	—	Consent of Deloitte & Touche LLP.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer
99.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).
99.2	—	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sterling Chemicals, Inc.
(Registrant)

By:	/s/ Richard K. Crump

Richard K. Crump
President, Chief Executive Officer and Director

By:	/s/ Paul G. Vanderhoven

Paul G. Vanderhoven
Senior Vice President-Finance and
Chief Financial Officer
Date: February 15, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Richard K. Crump Richard K. Crump	President, Chief Executive Officer and Director	February 15, 2005

Principal Financial Officer:

/s/ Paul G. Vanderhoven Paul G. Vanderhoven	Senior Vice President-Finance and Chief Financial Officer	February 15, 2005

Principal Accounting Officer:

/s/ John R. Beaver John R. Beaver	Vice President, Corporate Controller	February 15, 2005

/s/ Byron J. Haney Byron J. Haney	Director	February 15, 2005

/s/ Marc S. Kirschner Marc S. Kirschner	Director	February 15, 2005

/s/ Robert T. Symington Robert T. Symington	Director	February 15, 2005

/s/ Keith R. Whittaker Keith R. Whittaker	Director	February 15, 2005

/s/ John W. Gildea John W. Gildea	Director	February 15, 2005

/s/ Thomas P. Krasner Thomas P. Krasner	Director	February 15, 2005

/s/ Dr. Peter Ting Kai Wu Dr. Peter Ting Kai Wu	Director	February 15, 2005

/s/ Philip M. Sivin Philip M. Sivin	Director	February 15, 2005

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
4.1	—	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).
4.2	—	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).
4.3	—	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).
4.4	—	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).
4.5	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
4.6	—	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.1	—	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number		Description of Exhibit

10.1(a)	—	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.2	—	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.3	—	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.4*	—	Sterling Chemicals, Inc. 2002 Stock Plan (incorporated herein by reference to Exhibit 6 to our Form 8-A filed on December 19, 2002).
10.5*	—	Fourth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
10.6*	—	Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).
10.6(a)*	—	First Amendment to Amended and Restated Supplemental Pay Plan (incorporated herein by reference from Exhibit 10.2(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.7*	—	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.8*	—	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(a)*	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 31, 1997) (incorporated herein by reference from Exhibit 10.4(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 1, 1997) (incorporated herein by reference from Exhibit 10.4(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of November 1, 1998) (incorporated herein by reference from Exhibit 10.4(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(d)*	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.4(d) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number			Description of Exhibit

10.8(e)*		—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of April 1, 1999) (incorporated herein by reference from Exhibit 10.4(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(f)*		—	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 14, 1999) (incorporated herein by reference from Exhibit 10.4(f) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.8(g)*		—	Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(h)*		—	Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(i)*		—	Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.8(j)*		—	Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.8(k)*		—	Eleventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(k) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.8(l)*		—	Twelfth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.8(m)*		—	Thirteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
**10.8(n)*		—	Fourteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
10.9*		—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).
**10.9(a)*		—	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan.
10.10*		—	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).
**10.10(a)	*	—	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan.
10.11		—	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.11(a)		—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number			Description of Exhibit

10.11(b)		—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(c)		—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.11(d)		—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(e)		—	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.11(f)		—	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.11(g)		—	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.11(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.11(h)		—	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.12*		—	Sterling Chemicals, Inc. Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).
10.12(a)	*	—	First Amendment to the Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).
10.12(b)	*	—	Second Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(c)	*	—	Third Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.7 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.12(d)	*	—	Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
10.12(e)	*	—	Fifth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.12(f)	*	—	Sixth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
**10.12(g)	*	—	Seventh Amendment to the Sixth Amended and Restated Savings and Investment Plan.
10.13		—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

Exhibit
Number		Description of Exhibit

10.14*	—	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).
10.15*	—	Employment Agreement dated as of January 23, 2001 among David G. Elkins, Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.16*	—	Severance Agreement dated effective as of January 2, 2003 between David G. Elkins and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.10 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.17*	—	Settlement Agreement, Waiver and General Release dated March 17, 2003 between Frank P. Diassi and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the transition period ended March 31, 2003).
+10.18	—	Amended and Restated Production Agreement dated March 31, 1998 between BP Chemicals, Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.19	—	Joint Venture Agreement dated March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.19(a)	—	First Amendment to Joint Venture Agreement dated effective as of March 31, 1998 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.26(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (SEC File Number 333-04343-01)).
+10.20	—	Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
+10.21	—	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).
+10.21(a)	—	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).
+10.22	—	Amended and Restated Product Sales Agreement dated effective as of January 1, 1998 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by referenced from Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1997 (SEC File Number 333-04343-01)).
10.23	—	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

Exhibit
Number		Description of Exhibit

10.24	—	Asset and Stock Purchase Agreement dated as of November 13, 2002 among Sterling Chemicals, Inc. and Sterling Canada, Inc., Sterling Pulp Chemicals US Inc., Sterling Pulp Chemicals, Inc. and Sterling Chemicals Acquisitions, Inc., as Sellers, and Superior Propane Inc., as Purchaser (incorporated herein by reference from Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
10.25	—	Investment Agreement dated as of October 11, 2002 among Sterling Chemicals Holdings, Inc., Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
14.1	—	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).
**21.1	—	Subsidiaries of Sterling Chemicals, Inc.
**23.1	—	Consent of Deloitte & Touche LLP.
**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	—	Section 1350 Certification of the Chief Executive Officer
**32.2	—	Section 1350 Certification of the Chief Financial Officer
99.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).
99.2	—	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.