Form 10-Q
period 2005-03-31
STERLING CHEMICALS INC
filed 2005-05-11
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
      As of April 30, 2005, Sterling Chemicals, Inc. had 2,828,474 shares of common stock outstanding.

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
      The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (our “Annual Report”), include additional factors that could adversely affect our business, results of operations and financial condition and performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Known Events, Trends, Uncertainties and Risk Factors” contained in our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

ii

Subsequent Events
      All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 10, 2005, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 10, 2005 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form  10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
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

iii

STERLING CHEMICALS, INC.
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 6.	Exhibits	22
Amended Certificate of Incorporation
Certificate of Amend.of Amended Certificate of Incorporation
Letter of Deloitte & Touche LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350
Amended Audit Committee Charter

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(Dollars in thousands,
	except share data)
Revenues	$215,493	$146,102
Cost of goods sold	209,159	157,701

Gross profit (loss)	6,334	(11,599)
Selling, general and administrative expenses	3,173	3,181
Equity income from joint venture	(2,664)	(1,800)
Interest and debt related expenses, net of interest income	2,983	2,529

Income (loss) before income tax	2,842	(15,509)
Provision (benefit) for income taxes	1,036	(5,649)

Net income (loss)	$1,806	$(9,860)
Preferred stock dividends	1,652	1,412

Net income (loss) attributable to common stockholders	$154	$(11,272)

Income (loss) per share of common stock, basic and diluted	$0.05	$(3.99)
Weighted average shares outstanding:
Basic	2,825,718	2,825,000
Diluted	2,915,273	2,825,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$676	$1,901
Accounts receivable, net	97,636	113,074
Inventories, net	87,937	87,980
Prepaid expenses	2,768	4,198
Deferred tax asset	3,719	4,108

Total current assets	192,736	211,261
Property, plant and equipment, net	243,778	248,598
Other assets, net	13,782	13,694

Total assets	$450,296	$473,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,260	$67,260
Accrued liabilities	19,614	23,787
Current portion of long-term debt	15,044	17,684

Total current liabilities	85,918	108,731
Long-term debt	100,579	100,579
Deferred tax liability	29,055	28,407
Deferred credits and other liabilities	71,409	74,464
Redeemable preferred stock	42,941	41,289
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	197,913	199,408
Accumulated deficit	(76,581)	(78,387)
Accumulated other comprehensive loss	(966)	(966)

Total stockholders’ equity	120,394	120,083

Total liabilities and stockholders’ equity	$450,296	$473,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2005	2004

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,806	$(9,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,607	7,094
Interest amortization	100	99
Lower-of-cost-or-market adjustment	1,990	5,464
Deferred tax provision (benefit)	1,037	(5,712)
Other	157	—
Change in assets/liabilities:
Accounts receivable	15,438	23,788
Inventories	(1,947)	(10,636)
Prepaid expenses	1,430	1,015
Other assets	(944)	(2,632)
Accounts payable	(16,000)	(20,987)
Accrued liabilities	(3,878)	1,841
Other liabilities	(3,055)	1,702

Net cash provided by (used in) operating activities	2,741	(8,824)

Cash flows used in investing activities:
Capital expenditures	(1,031)	(3,362)
Cash used for methanol dismantling	(295)	—

Net cash used in investing activities	(1,326)	(3,362)

Cash flows from financing activities:
Net repayments on the Revolver	(2,640)	—

Net decrease in cash and cash equivalents	(1,225)	(12,186)
Cash and cash equivalents — beginning of year	1,901	42,384

Cash and cash equivalents — end of period	$676	$30,198

Supplemental disclosures of cash flow information:
Net interest paid	$690	$112
Cash paid for income taxes	13	63
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations and cash flows for the applicable three month periods ended March 31, 2005 and March 31, 2004. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year.
      The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (our “Annual Report”). The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet as of December 31, 2004 included in our Annual Report. The accompanying condensed consolidated financial statements, as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004, have been reviewed by Deloitte & Touche LLP, our independent registered public accounting firm, whose report is included herein.

2.	Stock-Based Compensation
      On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 278,500 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60.
      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. Therefore, no compensation expense was recognized under APB No. 25. During March 2005, two individuals exercised 15,833 options and received 3,474 shares of stock through a cashless exercise. The cashless exercise requires variable accounting and resulted in compensation expense of $0.2 million during the first quarter of 2005.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on our net income (loss) and income (loss) per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the quarters ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands,
	except share data)
Net income (loss) attributable to common stockholders, as reported	$154	$(11,272)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	128	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	130	432

Pro forma net income (loss) attributable to common stockholders	$152	$(11,704)

Income (loss) per share attributable to common stockholders, basic and diluted:
As reported	$0.05	$(3.99)
Pro forma	0.05	(4.14)

3.	Inventories

	March 31, 2005	December 31, 2004

	(Dollars in thousands)
Finished products	$58,810	$63,841
Raw materials	21,595	18,682
Inventories under exchange agreements	2,343	330
Stores and supplies, net	5,189	5,127

	$87,937	$87,980

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Share
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

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands,
	except share data)
Basic income (loss) per share:
Net income (loss) attributable to common shareholders	$154	$(11,272)
Weighted average shares outstanding	2,825,718	2,825,000
Earnings per common share:
Net income (loss) attributable to common shareholders	$0.05	$(3.99)

Diluted income (loss) per share:
Net income (loss) attributable to common shareholders	$154	$(11,272)
Weighted average common shares outstanding	2,825,718	2,825,000
Dilutive impact of stock options	89,554	—

Weighted average common shares outstanding assuming dilution	2,915,273	2,825,000

Earnings per common share assuming dilution:
Income (loss) attributable to common shareholders	$0.05	$(3.99)
      For the three months ended March 31, 2005, warrants and our preferred stock are excluded from the computation as they were anti-dilutive.

5.	Long-Term Debt
      On December 19, 2002, we issued $94.3 million in original principal amount of our 10% Senior Secured Notes due 2007 (our “Secured Notes”). Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly-owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3/8% per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We made all other interest payments on our Secured Notes in cash.
      We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revolving Credit Agreement dated December 19, 2002 with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”). In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders of such notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
      On December 19, 2002, we also established our Revolver, which provides up to $100 million in revolving credit loans. Our Revolver has an initial term ending on September 19, 2007. Under our Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.
      Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the quarter ended March 31, 2005 was 6.2%. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2005, total credit available under our Revolver was limited to $87 million due to these borrowing base limitations. As of March 31, 2005, there was $15 million in loans outstanding under our Revolver and we had $2 million in outstanding letters of credit issued pursuant to our Revolver. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding pursuant to our Revolver are classified as a current portion of long-term debt.
      Our Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization (as defined in our Revolver) on a monthly basis if, for 15 consecutive days, unused availability under our Revolver plus cash on hand is less than $20 million. Our Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.

6.	Commitments and Contingencies

Product Contracts:
      We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and disodium iminodiacetic acid, or DSIDA, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and acrylonitrile to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. However, we have entered into a binding letter of intent with O&D USA LLC (d/b/a Innovene Chemicals), as assignee of BP Amoco Chemical Company, providing for the termination of most of our acrylonitrile agreements with O&D USA LLC, and have issued a notice of termination of our sodium cyanide supply agreement with E.I du Pont de Nemours & Company (see below).

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
      We have incurred, and may continue to incur, liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us.
      Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxides. Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter threshold for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxides, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time.
      On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions (1 hour standard) of the Clean Air Act. The SIP is currently being reviewed by the EPA, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxides at our Texas City facility by approximately 80% by the end of 2007. The current SIP rules also require monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and may impose a site-wide cap

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on emissions of HRVOCs in 2006. Additional control measures may be required as plans for meeting the 8-hour ozone standard are developed over the next few years. At the conclusion of its review of the SIP, the EPA may require further control measures, including possibly increasing the total amount of reductions of nitrogen oxides emissions required from 80% to 90%. Based on the SIP as adopted by the TCEQ, we believe that the total cost of the capital improvements required to comply with all of these new regulations will be between $22 million and $24 million, of which $8.2 million has already been expended, with $1.4 million spent during the first quarter of 2005. We anticipate that the balance of these capital expenditures and other expenses will need to be incurred for the remainder of 2005 through 2008. Under some of our production agreements, we will be able to recover a small portion of these costs from the other parties to these agreements. We are currently evaluating several alternative methods of reducing nitrogen oxides emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, more than offset the initial capital expenditures. However, alternative methods may not be available to us or, even if available, such alternative methods may not reduce the net amount of our required capital expenditures by a meaningful amount.

Legal Proceedings:
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
      In February 2005, we shut down our acrylonitrile and derivative production facilities due to our inability to obtain adequate supplies of propylene after our primary contract supplier of propylene declared force majeure and put us on allocation for propylene. On January 28, 2005, we sent BP Amoco Chemical Company (“BP Chemicals”) and ANEXCO, LLC written declarations of force majeure under our various acrylonitrile agreements. BP Chemicals, which has assigned our acrylonitrile agreements to O&D USA LLC (d/b/a Innovene Chemicals) in anticipation of BP Chemical’s spin-off of certain of their chemical businesses, and ANEXCO, LLC (through BP Chemicals) are disputing our right to declare force majeure under these acrylonitrile agreements. We believe that we were entitled to declare force majeure under our acrylonitrile agreements and that the positions taken by BP Chemicals, Innovene Chemicals and ANEXCO, LLC are completely without merit. In an effort to both resolve this issue and improve the possibility of operating our acrylonitrile business in a less volatile manner, on May 6, 2005 we entered into a binding letter of intent with Innovene Chemicals. The letter of intent contemplates the termination of most of our acrylonitrile agreements with Innovene Chemicals in exchange for a one-time payment by Innovene Chemicals to us of $700,000. The letter of intent provides for the termination of the Production Agreement, the Joint Venture Agreement and the European Distribution Agreement between us and Innovene Chemicals and the dissolution of ANEXCO, LLC. Our existing License Agreement and Catalyst Sales Contract with Innovene Chemicals would be modified to provide for their continuance after the termination of the other acrylonitrile agreements. We expect to execute definitive documentation to effectuate these matters on or before May 31, 2005. Even with

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the termination of the acrylonitrile agreements with Innovene, we are continuing to explore all available options with respect to our acrylonitrile business and related assets, including, in particular, modifying our acrylonitrile plant to allow for its operation in an economic manner at significantly reduced rates or permanently exiting the business. In the event that we restart the plant at reduced rates, we would anticipate utilizing all of the hydrogen cyanide produced from our acrylonitrile operations to produce DSIDA on behalf of Monsanto. Consequently, we have also provided E.I. du Pont de Nemours & Company with three months’ notice of termination of our Sodium Cyanide Supply Agreement. There are no early termination penalties associated with this contract, although we are contractually obligated to pay for one-half of the total dismantling costs of the sodium cyanide unit. Our portion of these costs is estimated to be approximately $0.5 million. After this agreement has been terminated, we will no longer produce sodium cyanide at our Texas City facility.
      We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, would be expected to have a material adverse effect on any results of operations or financial position.

7.	Pension Plans and Other Postretirement Benefits
      Net periodic pension costs consisted of the following components:

	Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands)
Service cost	$202	$828
Interest cost	1,669	1,909
Expected return on plan assets	(1,667)	(1,301)

Net pension costs	$204	$1,436

      Other postretirement benefits costs consisted of the following components:

	Three Months
	Ended
	March 31,

	2005	2004

	(Dollars in
	thousands)
Service cost	$99	$121
Interest cost	—	573
Amortization of unrecognized costs	—	(114)

Net plan costs	$99	$580

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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this statement on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, we do not record compensation expense for stock-based compensation. Under SFAS No. 123(R), we will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value of compensation (with limited exceptions), with that cost being recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). The grant date fair value of the stock-based compensation will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital. This statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123(R) on our financial statements, including different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the relevant periods.
      In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the position of the staff of the Securities and Exchange Commission regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain rules and regulations of the Securities and Exchange Commission, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating the effect of SAB No. 107 on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
      We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the application of fresh-start accounting in 2002 in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” and the lack of comparability of financial information between periods and included an explanatory paragraph referring to the Company’s change in fiscal year-end from September 30 to December 31 in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Houston, Texas
May 10, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
      We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products include styrene, acetic acid and acrylonitrile. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives, surface coatings and cigarette filters. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that expires in 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. Acrylonitrile is used primarily in apparel, textiles, ABS plastics, upholstery and automotive parts, and is also used in a wide variety of other applications. Most of our acrylonitrile sales are made under several long-term agreements with BP Chemicals. However, we have entered into a binding letter of intent with O&D USA LLC (d/b/a Innovene Chemicals), as assignee of BP Chemicals, providing for the termination of most of our acrylonitrile agreements with O&D USA LLC. See Note 6 of the Notes to the Consolidated Financial Statements.
      Our rated annual production capacity is among the highest in North America for styrene and acetic acid and is currently among the highest in North America for acrylonitrile. We are, however, currently considering permanently closing one of our acrylonitrile reactors and modifying our acrylonitrile facility to operate the two remaining reactors more efficiently at significantly reduced rates. We are also considering exiting the acrylonitrile business. We also produce plasticizers and sodium cyanide at our Texas City facility, and Monsanto Company (“Monsanto”) has constructed a facility to produce disodium iminodiacetic acid (“DSIDA”) at our site. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term contract that expires in 2007. Sodium cyanide and DSIDA are both produced from hydrogen cyanide, a by-product of our acrylonitrile production. All of our sodium cyanide, which is used extensively in gold mining operations, is sold to E.I. du Pont de Nemours and Company (“DuPont”) pursuant to a long standing relationship. However, on May 10, 2005, we issued a notice of termination of our sodium cyanide supply agreement with DuPont, which becomes effective on August 10, 2005. See Note 6 of the Notes to the Consolidated Financial Statements. DSIDA is an essential intermediate in the production of Roundup®, a glyphosate-based herbicide. Monsanto has contractually committed to start-up their DSIDA facility by mid-2007 and has the option of starting up the facility earlier than that time. After any start-up of the DSIDA facility, we will produce DSIDA for Monsanto under a long-term contract that will extend for at least 15 years.
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
      The financial performance of each of our products is primarily a function of sales prices, the cost of raw materials and energy and sales volumes. While changes in the prices for our products may be tracked through a variety of sources, a change in price does not necessarily result in a corresponding change in our financial performance. When the prices of our products increase or decrease, our overall financial performance may improve, decline or stay roughly the same depending upon the extent and direction of changes in our costs for raw materials and energy and our production rates. For most of our products, the combined cost of raw materials and energy resources is far greater than all other costs of production combined. We use significant amounts of natural gas as fuel in our production processes, and the producers of most of our raw materials use significant amounts of natural gas in their production. As a result, our production and raw materials costs are significantly influenced by changes in the price for natural gas. Natural gas and most of our raw materials are commodities and, consequently, are subject to wide fluctuations in prices, which can, and often do, move independently of changes in the prices for our products. Prices for, and the availability of, natural gas and many of our raw materials are largely based on regional factors, which can result in wide disparities in prices in different parts of the world or shortages or unavailability in some regions at the same time when these products are plentiful in other parts of the world. Prices for styrene and acrylonitrile, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, changes in prices for natural gas and raw materials tend to impact the margin on our sales rather than the price of our products, with margins increasing when natural gas and raw materials costs decline and vice versa. In addition, many producers in other parts of the world use oil-based processes rather than natural gas-based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can either increase or decrease our competitiveness depending on their relative values at any particular point in time. Sales volumes influence our overall financial performance in a variety of ways. As a general rule, increases in sales volumes will result in an increase in overall revenues and vice versa, although this is not necessarily the case since the prices for some of our products can change dramatically from month-to-month. More importantly, changes in production rates impact the average cost per pound of the products produced. If more pounds are produced, our fixed costs are spread over a greater number of pounds resulting in a lower average cost to produce each pound. In addition, our production rates influence the overall efficiency of our manufacturing unit and affect our raw materials conversion yields.
      Styrene prices remained fairly high from a historical perspective during the first quarter of 2005, while demand for styrene was essentially flat from the prior quarter. Prices for benzene, one of the primary raw materials in the production of styrene, returned to historically high levels after recovering from a dramatic decline in prices during December 2004. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, these historically high benzene prices have continued to make it difficult for United States’ styrene producers to realize meaningful margin improvements on their styrene sales. Many industry experts had been forecasting that the balance of supply and demand for styrene would be favorable for producers over the next 18 to 24 months, especially in the Asian markets. However, global demand for styrene currently appears weaker than previously projected by these industry experts and margins on export sales have not been at levels conducive to consistent participation by North American styrene producers. We believe that, among other things, historically high benzene prices have had a negative impact on global styrene demand. However, benzene prices decreased significantly during May 2005. If market conditions for styrene do not improve, this recent price decline in benzene would result in lower styrene selling prices and, consequently, a potentially material lower-of-cost-or market charge during the second quarter of 2005. If and when market conditions improve from today’s environment, we would expect to have higher operating rates with incremental production being sold primarily into the Asian spot market. Several of our competitors have announced their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions until the additional supply is absorbed by growth in market demand.
      Margins for acetic acid have grown steadily over the past several years, with our profitability for acetic acid reaching record levels in 2004, which continued in the first quarter of 2005. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that expires in 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
      In February 2005, we declared force majeure for our acrylonitrile and derivatives operations in Texas City, Texas due to unavailability of propylene and shut down our acrylonitrile facilities and sodium cyanide unit (which uses a by-product of our acrylonitrile operations as a raw material) until adequate supplies become available. BP Amoco Chemical Company, which has assigned our acrylonitrile agreements to O&D USA LLC (d/b/a Innovene Chemicals in anticipation of their spin-off of certain of their chemical businesses), and ANEXCO, LLC are disputing our right to declare force majeure under our various acrylonitrile agreements with those entities. On May 6, 2005, we and Innovene Chemicals executed a binding letter of intent that contemplates the termination of most of our acrylonitrile agreements with Innovene Chemicals (See Note 6 of the Notes to the Consolidated Financial Statements). Our acrylonitrile and derivatives businesses sustained gross losses of $28 million and $36 million during 2004 and 2003, respectively. Due to these recurring losses and the continued difficulties we experienced over the last few years in securing adequate supplies of propylene, we have been evaluating our options with respect to these businesses and are now focusing on two options in particular. One of these options involves an effort to improve the cost competitiveness of our acrylonitrile business through major process changes to our acrylonitrile facilities. As a part of these changes, we would permanently shut down our least cost efficient acrylonitrile reactor and operate our two remaining reactors at minimum rates. If we pursue these process changes, the total capital cost is estimated to be between $2 million and $3 million. Alternatively, we are considering a permanent closure of our acrylonitrile and derivatives facilities. A permanent closure of these facilities would result in estimated one-time costs of between $20 million and $30 million. These one-time costs include payment of contractual obligations, employee severance and decommissioning costs, among other costs. We expect the monetization of the working capital associated with our acrylonitrile business to more than offset the cash requirements for these one-time closure costs. At February 28, 2005, working capital associated with our acrylonitrile business was approximately $46 million and, at March 31, 2005, this working capital had been reduced to approximately $36 million. If we proceed with the permanent closure of our acrylonitrile facilities and related derivative units, we estimate that between $7 million and $9 million per year of on-going costs would be allocated to our remaining businesses, primarily consisting of energy costs and continuing fixed costs currently charged to our acrylonitrile and derivatives operations. In the event of a permanent closure of these facilities, we would seek alternative uses of the space and infrastructure that is currently associated with the acrylonitrile and derivate operations.
Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues, Gross Profit (Loss) and Net Income (Loss)
      Our revenues were $215 million for the first quarter of 2005, a 47% increase from the $146 million in revenues we recorded for the first quarter of 2004. This increase in revenues primarily resulted from higher sales prices and sales volumes for styrene during the first quarter of 2005. We recorded net income of $2 million for the first quarter of 2005, compared to a net loss of $10 million recorded in the first quarter of

2004. The majority of this improvement in earnings compared to the first quarter of 2004 was due to the absence of the lost production and costs associated with maintenance turnarounds on our styrene and acrylonitrile production facilities during the first quarter of 2004. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 18 to 24 months. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2004, we performed turnarounds of both our styrene and acrylonitrile units and our operating income for the quarter was reduced by $14 million due to the maintenance costs associated with these turnarounds.
      Our earnings also improved in the first quarter of 2005 due in part to our fixed cost reduction efforts. During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. Over the course of developing this project, we analyzed our organizational structure, selected an optimum workforce design and staffing model and identified various production and process efficiency measures. Starting in 2005, we expect the combined annual cost savings of our organizational efficiency project and our other cost savings initiatives to be approximately $20 million (representing a 15% reduction in our annual fixed costs), with approximately 20% to 40% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. During the first quarter of 2005, we reduced our fixed costs by more than our targeted levels of reduction. However, our actual future level of savings from our cost reduction initiatives can be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may, consequently, be lower than our expectations.
      Revenues from our styrene operations were $150 million for the first quarter of 2005, an increase of 59% from the $94 million in revenues we received from these operations for the first quarter of 2004. This increase in revenues from our styrene operations resulted primarily from a 34% increase in direct sales prices and a 35% increase in styrene sales volumes in the first quarter of 2005 compared to the first quarter of 2004, when we performed a maintenance turn-around on our styrene unit. During the first quarter of 2005, the prices we paid for benzene and ethylene, the two primary raw materials required for styrene production, increased 76% and 48% respectively, from the prices we paid for these materials during the first quarter of 2004. The average price we paid for natural gas for the first quarter of 2005 increased 9% compared to the average price we paid for natural gas during the first quarter of 2004.
      Revenues from our acrylonitrile operations were $35 million in the first quarter of 2005, an increase of 39% from the $25 million in revenues we received from these operations in the first quarter of 2004. This increase in revenues from our acrylonitrile operations resulted primarily from an increase in acrylonitrile sales prices. During the first quarter of 2005, the prices we paid for propylene and ammonia, the two primary raw materials required for acrylonitrile production, increased 57% and decreased 8% respectively, from the prices we paid for these materials during the first quarter of 2004. Operating losses on our acrylonitrile sales for the first quarter of 2005 were lower than those realized during the first quarter of 2004, primarily due to higher sales prices.
      Revenues from our other petrochemicals operations, primarily acetic acid and plasticizers, were $30 million for the first quarter of 2005, a slight increase from the $28 million in revenues we received from these operations during the first quarter of 2004. This increase in revenues resulted primarily from an increase in acetic acid sales volumes in the first quarter of 2005 compared to those realized in the first quarter of 2004.

Provision (Benefit) for Income Taxes
      During the first quarter of 2005, we recorded a $1.0 million provision for income taxes compared to a $1.4 million benefit for income taxes for the same quarter in 2004, primarily due to the increase in pre-tax income.
Liquidity and Capital Resources
      On December 19, 2002, we issued $94.3 million in original principal amount of our Secured Notes. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), one of our wholly owned subsidiaries. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3/8% per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolving Credit Agreement, dated December 19, 2002, with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”). In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders of such notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
      On December 19, 2002, we also established our Revolver, which provides up to $100 million in revolving credit loans. Our Revolver has an initial term ending on September 19, 2007. Under our Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.
      Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the quarter ended March 31, 2005 was 6.2%. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2005, total credit available under our Revolver was limited to $87 million due to these borrowing base limitations. As of March 31, 2005, there was $15 million of loans outstanding under our Revolver, and we had an additional $2 million in outstanding letters of credit issued pursuant to our Revolver.
      Our Revolver contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our Revolver also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization (as defined in our Revolver) on a monthly basis if, for 15 consecutive days, unused availability under our Revolver plus cash on hand is less than $20 million. Our Revolver includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.
      Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver, subject to the conditions to borrowings under our Revolver) was $71 million at March 31, 2005, an increase of $15 million compared to our liquidity at December 31, 2004. Our liquidity increased during the quarter due to improved gross profits, along with the sale of a material amount of styrene inventory in the first quarter of 2005 that had been shipped to Asia in the last quarter of 2004, which was partially offset by additional shipments of unsold styrene to Asia during the first quarter of 2005. This inventory was excluded from the borrowing base under our Revolver during the fourth quarter of 2004 due to its presence outside the United States. Our liquidity also increased during the quarter due to the reduction in working capital associated with our acrylonitrile business resulting from the shutdown of our acrylonitrile facility in February 2005. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital
      Our working capital on March 31, 2005 was $107 million, an increase of $4 million from our working capital of $103 million on December 31, 2004. This increase in working capital was primarily due a reduction in accounts payable and accrued liabilities, as well as a decrease in the outstanding balance under our Revolver, compared to the levels of these items on December 31, 2004.

Cash Flow
      Net cash provided by operations was $3 million for the quarter ended March 31, 2005, whereas net cash used in our operations during the first quarter of 2004 was $9 million. This change was primarily the result of improved financial performance during the quarter ended March 31, 2005. Net cash flow used in our investing activities was $1 million during the first quarter of 2005, whereas we used $3 million of net cash flow in our investing activities during the first quarter of 2004, with the reduction being primarily attributable to lower capital expenditures in the first quarter of 2005. Net borrowings under our Revolver were reduced by $3 million during the first quarter of 2005, while we had no borrowings under our Revolver during the first quarter of 2004.

Capital Expenditures
      Our capital expenditures were $1 million during the first quarter of 2005 and $3 million during the first quarter of 2004. Capital expenditures are anticipated to be approximately $15 million to $20 million during the remaining quarters of 2005, primarily for routine safety, environmental and replacement capital and the continuation of capital projects related to the reduction of emissions of nitrogen oxides and highly volatile organic compounds required under the State Implementation Plan adopted by the Texas Commission for Environmental Quality related to compliance with the ozone provisions of the Clean Air Act.
Contractual Cash Obligations
      We conducted a review of our contractual cash obligations as of March 31, 2005, and there have been no material changes from the significant contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Critical Accounting Policies, Use of Estimates and Assumptions
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. There have been no material changes or developments in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment.” This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” (“APB 25”) Under APB 25, we do not record compensation expense for stock-based compensation. Under SFAS No. 123(R), we will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value of compensation (with limited exceptions), with that cost being recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). The grant date fair value of the stock-based compensation will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital. This statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123(R) on our financial statements, including different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the relevant periods.
      In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 provides the position of the staff of the Securities and Exchange Commission regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain rules and regulations of the Securities and Exchange Commission, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently evaluating the effect of SAB No. 107 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase

Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the first quarter of 2005 was 6.2%. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates.

Item 4.	Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
      Under the current rules and regulations promulgated by the Securities and Exchange Commission, beginning with our Annual Report on Form 10-K for 2006, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
      The information under “Legal Proceedings” in Note 6 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 6.	Exhibits
      The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
**3	.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (as amended pursuant to the Certificate of Amendment contained as Exhibit 3.1(a)).
**3	.1(a)	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc.
3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32	.1	—	Section 1350 Certification of the Chief Executive Officer
**32	.2	—	Section 1350 Certification of the Chief Financial Officer
**99	.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc.

**	Filed or furnished herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sterling Chemicals, Inc.
(Registrant)

By	/s/ Richard K. Crump

Richard K. Crump
President and Chief Executive Officer
Date: May 10, 2005

By	/s/ Paul G. Vanderhoven

Paul G. Vanderhoven
Senior Vice President — Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: May 10, 2005

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
**3	.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (as amended pursuant to the Certificate of Amendment contained as Exhibit 3.1(a)).
**3	.1(a)	—	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc.
3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).
**15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer
**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer
**32	.1	—	Section 1350 Certification of the Chief Executive Officer
**32	.2	—	Section 1350 Certification of the Chief Financial Officer
**99	.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc.

**	Filed or furnished herewith