Form 10-Q
period 2005-06-30
STERLING CHEMICALS INC
filed 2005-08-09
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 000-50132
STERLING CHEMICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	76-0502785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

333 Clay Street, Suite 3600 Houston, Texas 77002-4109 (Address of principal executive offices)	(713) 650-3700 (Registrant’s telephone number, including area code)
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
      As of July 31, 2005, Sterling Chemicals, Inc. had 2,828,474 shares of common stock outstanding.

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

ii

Subsequent Events
      All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 8, 2005, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 8, 2005 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
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

iii

STERLING CHEMICALS, INC.
INDEX

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 6.	Exhibits	28
Fifteenth Amendment to Amended and Restated Salaried Employees Pension Plan
Ninth Amendment to Hourly Paid Employees Pension Plan
Letter of Deloitte & Touche LLP regarding unaudited interim financial infomration
Rule 13a-14a Certification of CEO
Rule 13a-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(Dollars in thousands, except share data)
Revenues	$164,193	$184,905	$379,686	$331,007
Cost of goods sold	185,935	181,770	395,094	339,471

Gross profit (loss)	(21,742)	3,135	(15,408)	(8,464)
Selling, general and administrative expenses	773	3,104	3,946	6,285
Impairment of goodwill	—	48,463	—	48,463
Equity (income) loss from joint venture	(2,492)	530	(5,156)	(1,270)
Other income	(700)	—	(700)	—
Interest and debt related expenses, net of interest income	2,515	2,593	5,498	5,122

Loss from continuing operations before income tax	(21,838)	(51,555)	(18,996)	(67,064)
Benefit for income taxes	(7,987)	(971)	(6,951)	(6,620)

Net loss	$(13,851)	$(50,584)	$(12,045)	$(60,444)
Preferred stock dividends	1,718	1,468	3,370	2,880

Net loss attributable to common stockholders	$(15,569)	$(52,052)	$(15,415)	$(63,324)

Loss per share of common stock, basic and diluted	$(5.50)	$(18.43)	$(5.45)	$(22.42)
Weighted average shares outstanding:
Basic and diluted	2,828,474	2,825,000	2,827,104	2,825,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,970	$1,901
Accounts receivable, net of allowance of $1,307 and $3,092, respectively	66,168	113,074
Inventories, net	49,813	87,980
Prepaid expenses	1,128	4,198
Deferred tax asset	3,561	4,108

Total current assets	145,640	211,261
Property, plant and equipment, net	240,254	248,598
Other assets, net	13,099	13,694

Total assets	$398,993	$473,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,803	$67,260
Accrued liabilities	20,153	23,787
Current portion of long-term debt	—	17,684

Total current liabilities	57,956	108,731
Long-term debt	100,579	100,579
Deferred tax liability	20,855	28,407
Deferred credits and other liabilities	70,119	74,464
Redeemable preferred stock	44,658	41,289
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	196,195	199,408
Accumulated deficit	(90,431)	(78,387)
Accumulated other comprehensive loss	(966)	(966)

Total stockholders’ equity	104,826	120,083

Total liabilities and stockholders’ equity	$338,993	$473,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(12,045)	$(60,444)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,284	14,196
Impairment of goodwill	—	48,463
Interest amortization	200	199
Lower-of-cost-or-market adjustment	215	2,739
Other inventory write-downs	1,258	—
Gain on sale of joint venture	(700)	—
Deferred tax benefit	(7,005)	(6,887)
Other	156	—
Change in assets/liabilities:
Accounts receivable	46,906	12,145
Inventories	36,694	(12,112)
Prepaid expenses	3,070	3,479
Other assets	(1,031)	(3,393)
Accounts payable	(29,456)	(14,521)
Accrued liabilities	(3,217)	(1,983)
Other liabilities	(4,345)	(269)

Net cash provided by (used in) operating activities	43,984	(18,388)

Cash flows used in investing activities:
Capital expenditures	(3,514)	(6,093)
Cash provided by sale of joint venture	700	—
Cash used for methanol dismantling	(417)	—

Net cash used in investing activities	(3,231)	(6,093)

Cash flows from financing activities:
Net repayments on the Revolver	(17,684)	—

Net decrease in cash and cash equivalents	23,069	(24,481)
Cash and cash equivalents — beginning of year	1,901	42,384

Cash and cash equivalents — end of period	$24,970	$17,903

Supplemental disclosures of cash flow information:
Net interest paid	$5,903	$5,187
Cash paid for income taxes	55	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations for the applicable three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year.
      The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (our “Annual Report”). The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet as of December 31, 2004 included in our Annual Report. The accompanying condensed consolidated financial statements as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004, have been reviewed by Deloitte & Touche LLP, our independent registered public accounting firm, whose report is included herein.

2.	Stock-Based Compensation
      On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under the plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 278,500 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60.
      We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. Therefore, no compensation expense was recognized under APB No. 25. During March 2005, two individuals exercised 15,833 options and received 3,474 shares of stock through a cashless exercise. The cashless exercises required variable accounting and resulted in compensation expense of $0.2 million during the first quarter of 2005.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on our net income (loss) and income (loss) per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three and six-months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except share data)
Net loss attributable to common stockholders, as reported	$(15,569)	$(52,052)	$(15,415)	$(63,324)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	128	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	110	270	240	702

Pro forma net loss	$(15,679)	$(52,322)	$(15,527)	$(64,026)

Loss per share attributable to common stockholders:
As reported	$(5.50)	$(18.43)	$(5.45)	$(22.42)
Pro forma	(5.54)	(18.52)	(5.49)	(22.66)

3.	Inventories

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Finished products	$24,598	$63,841
Raw materials	14,224	18,682
Inventories under exchange agreements	5,751	330
Stores and supplies, net	5,240	5,127

	$49,813	$87,980

4.	Long-Term Debt
      On December 19, 2002, we issued $94.3 million in original principal amount of our 10% Senior Secured Notes due 2007 (our “Secured Notes”). Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), our wholly-owned subsidiary. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We made all other interest payments on our Secured Notes in cash.
      We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolving Credit Agreement dated December 19, 2002 with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”). In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders of such notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
      Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the three and six-months ended June 30, 2005 was 6.5% and 6.2%, respectively. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2005, total credit available under our Revolver was limited to $60 million due to these borrowing base limitations. As of June 30, 2005, there were no loans outstanding under our Revolver, and we had $2 million in outstanding letters of credit issued pursuant to our Revolver. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding pursuant to our Revolver are classified as a current portion of long-term debt.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments and Contingencies

Product Contracts:
      We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid, plasticizers, sodium cyanide and disodium iminodiacetic acid, or DSIDA, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our production of styrene to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. However, we have issued a notice of termination of our sodium cyanide supply agreement with E.I du Pont de Nemours & Company (see the discussion below under “Legal Proceedings” with respect to the termination of agreements relating to our production of acrylonitrile and acrylonitrile derivatives).

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
      Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxides. Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lowered the ozone and particulate matter threshold for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future nitrogen oxides, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions (1 hour standard) of the Clean Air Act. The SIP is currently being reviewed by the EPA, which is expected to make further revisions to these rules. Under the current SIP, we would be required to reduce emissions of nitrogen oxides at our Texas City facility by approximately 80% by the end of 2007. The current SIP rules also require monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005, and may impose a site-wide cap on emissions of HRVOCs in 2006. Additional control measures may be required as plans for meeting the 8-hour ozone standard are developed over the next few years. At the conclusion of its review of the SIP, the EPA may require further control measures, including possibly increasing the total amount of reductions of nitrogen oxides emissions required from 80% to 90%. Based on the SIP as adopted by the TCEQ, we believe that the total cost of the capital improvements required to comply with all of these new regulations will be between $22 million and $24 million, of which $8.6 million has already been expended, with $0.4 million spent during the second quarter of 2005. We anticipate that the balance of these capital expenditures and other expenses will need to be incurred for the remainder of 2005 through 2008. Under some of our production agreements, we will be able to recover a small portion of these costs from the other parties to these agreements. We are currently evaluating several alternative methods of reducing nitrogen oxides emissions at our Texas City facility that would either require less capital expenditures or result in energy savings that would, over a period of years, more than offset the initial capital expenditures. However, alternative methods may not be available to us or, even if available, such alternative methods may not reduce the net amount of our required capital expenditures by a meaningful amount.

Legal Proceedings:
      On July 16, 2001, Sterling Chemicals Holdings, Inc., and most of its U.S. subsidiaries, including us (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Debtors’ plan of reorganization (our “Plan of Reorganization”) was confirmed on November 20, 2002 and, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. Claims and legal actions against the Debtors that existed as of the Chapter 11 filing date are subject to the discharge injunction provided for in our Plan of Reorganization, and recoveries sought thereon from assets of the Debtors are subject to the terms of our Plan of Reorganization. As a general rule, all claims against the Debtors that sought a recovery from assets of the Debtors’ estates have been addressed in the Chapter 11 cases and have been or will be paid only pursuant to the terms of our Plan of Reorganization or negotiated settlements. Very few issues remain outstanding before the Bankruptcy Court, all of which relate to the allowability or amount of certain claims. We do not believe that the outcome of any of these issues will have a material adverse effect on our business, financial position, results of operations or cash flows, but we cannot guarantee that result.
      In February 2005, we shut down our acrylonitrile and derivative production facilities due to our inability to obtain adequate supplies of propylene after our primary contract supplier of propylene declared force majeure and put us on allocation for propylene. On January 28, 2005, we sent BP Amoco Chemical Company (“BP Chemicals”) and ANEXCO, LLC written declarations of force majeure under our various acrylonitrile agreements. BP Chemicals, which previously assigned our acrylonitrile agreements to O&D USA LLC (d/b/a Innovene Chemicals) in anticipation of its spin-off of certain of its chemical businesses, and ANEXCO, LLC (through BP Chemicals) disputed our right to declare force majeure under these acrylonitrile agreements. In an effort to both resolve this issue and improve the possibility of operating our

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acrylonitrile business in a less volatile manner, we entered into a Separation Agreement with Innovene Chemicals, ANEXCO, LLC and BP Chemicals on May 31, 2005. Under the Separation Agreement:

•	the force majeure dispute among the parties was settled;

•	most of the acrylonitrile-related agreements between the parties were terminated as of May 31, 2005, including the Amended and Restated Production Agreement dated March 31, 1998, the Joint Venture Agreement dated March 31, 1998, the Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 and the European Distribution Agreement dated March 31, 1998;

•	we assigned our interest in ANEXCO, LLC to Innovene Chemicals; and

•	we and Innovene Chemicals entered into amended and restated versions of our acrylonitrile License Agreement and Catalyst Sales Contract.
In addition, on May 31, 2005, Innovene Chemicals made a one-time payment to us of $0.7 million; ANEXCO, LLC made an initial distribution to us of $4.8 million and we made a few small payments to Innovene Chemicals and ANEXCO, LLC for services performed prior to the termination of the agreements. ANEXCO, LLC made a subsequent distribution to us of $1.5 million on July 15, 2005, and we expect to receive a final distribution of between $0.5 and $1.0 million after the audit of the books and records of ANEXCO, LLC is completed. If, however, the audit shows that the distributions we previously received from ANEXCO, LLC exceeded our equity value in ANEXCO, LLC as of May 31, 2005, we will refund the difference to ANEXCO, LLC. No other payments were or are required in connection with the settlement of the force majeure dispute or the termination of the acrylonitrile-related agreements.
      The Separation Agreement did not impact any other commercial relationships between any of the parties, such as the acetic acid production agreement between BP Chemicals and us. In addition, we expect to continue purchasing raw materials related to our styrene business from Innovene Chemicals or BP Chemicals. We are continuing to explore all available options with respect to our acrylonitrile business and related assets, including, in particular, modifying our acrylonitrile plant to allow for its operation in an economic manner at significantly reduced rates or permanently exiting the business. In the event that we restart the plant at reduced rates, we would anticipate utilizing all of the hydrogen cyanide produced from our acrylonitrile operations to produce DSIDA on behalf of Monsanto. Consequently, we have provided E.I. du Pont de Nemours & Company with notice of termination of our Sodium Cyanide Supply Agreement. There are no early termination penalties associated with this contract, although we are contractually obligated to pay for one-half of the total dismantling costs of the sodium cyanide unit. Our portion of these costs is estimated to be approximately $0.6 million, which we accrued during the second quarter of 2005. The agreement will terminate on February 10, 2006 and, after that time, we will no longer produce sodium cyanide at our Texas City facility.
      We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, would be expected to have a material adverse effect on any results of operations or financial position.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Pension Plans and Other Postretirement Benefits
      Net periodic pension costs consisted of the following components:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Service cost	$202	$904	$404	$1,732
Interest cost	1,669	1,861	3,338	3,770
Expected return on plan assets	(1,667)	(1,655)	(3,334)	(2,956)

Net pension costs	$204	$1,110	$408	$2,546

      Other postretirement benefits costs consisted of the following components:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Service cost	$99	$79	$198	$156
Interest cost	—	397	—	788
Curtailment gain	—	(1,418)	—	(1,418)
Expected return on plan assets	—	(83)	—	(164)

Net plan costs	$99	$(1,025)	$198	$(638)

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
      In June 2004, we had a reduction in force at our Texas City, Texas plant. This reduction in force led to a curtailment of our postretirement benefit plan resulting in a $1.4 million curtailment gain, with $1.3 million of the gain reflected in cost of goods sold and $0.1 million reflected in selling, general and administrative expenses during the quarter ended June 30, 2004. In addition, we amended our postretirement medical benefit plan as of June 1, 2004 to freeze our contribution rates for retiree medical coverage at 2004 levels, increase the prescription drug co-pays of plan participants by 5% and exclude employees hired after June 1, 2004 from eligibility for retiree medical benefits. These amendments reduced our accumulated postretirement benefit obligation by $9.2 million, which we are amortizing over the average remaining service period of active plan participants until they become eligible for full benefits (which is 8.5 years).

7.	New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB No. 25. Under APB 25, we do not record compensation expense for stock-based compensation. Under SFAS No. 123(R), we will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value of compensation (with limited exceptions), with that cost being recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). The grant date fair value of the stock-based compensation will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital. This statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123(R) on our financial statements, and are also evaluating different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the relevant periods using the Black-Scholes option pricing model.
      In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 announces the position of the staff of the Securities and Exchange Commission regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain rules and regulations of the Securities and Exchange Commission, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently evaluating the effect of SAB No. 107 on our consolidated financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” Under FIN 47, a liability for the fair value of a conditional asset retirement obligation is recognized when incurred if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the accounting for and reporting of a change in accounting principles. Under SFAS No. 154, a company that makes a voluntary change in accounting principles must apply that change retrospectively to prior period financial statements, unless that application would be impracticable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
      We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
      We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2005, we expressed an unqualified opinion on those consolidated financial statements and included 1) an explanatory paragraph referring to the application of fresh-start accounting in 2002 in accordance with the AICPA’s Statement of Position 90-7, “Financial Reporting for Entities in Reorganization Under the Bankruptcy Code,” and the lack of comparability of financial information between periods, and 2) an explanatory paragraph referring to the Company’s change in fiscal year-end from September 30 to December 31 in 2002. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Houston, Texas
August 8, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
      We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products include styrene, acetic acid and acrylonitrile. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives, surface coatings and cigarette filters. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that expires in 2016. Acrylonitrile is used primarily in apparel, textiles, ABS plastics, upholstery and automotive parts, and is also used in a wide variety of other applications. Historically, most of our acrylonitrile sales were made under several long-term agreements with BP Chemicals, which previously assigned our acrylonitrile agreements to O&D USA LLC (d/b/a Innovene Chemicals) in anticipation of its spin-off of certain of its chemical businesses. However, in February of 2005, we shut down our acrylonitrile and derivative production facilities due to our inability to obtain adequate supplies of propylene after our primary contract supplier of propylene declared force majeure and put us on allocation for propylene. Innovene Chemicals and ANEXCO, LLC (through Innovene Chemicals) disputed our right to declare force majeure under our acrylonitrile agreements and, on May 31, 2005, we entered into a Separation Agreement with Innovene Chemicals, ANEXCO, LLC and BP Chemicals, providing for the termination of most of our acrylonitrile agreements with Innovene Chemicals.
      Our rated annual production capacity is among the highest in North America for styrene and acetic acid and is currently among the highest in North America for acrylonitrile. However, as noted previously, our acrylonitrile and acrylonitrile-derivatives products facilities were shut down in February 2005 and we are considering modifying our acrylonitrile facility to operate more efficiently at significantly reduced rates with only two reactors. We are also considering exiting the acrylonitrile business entirely. We also produce plasticizers and sodium cyanide at our Texas City facility, and Monsanto Company (“Monsanto”) has constructed a facility to produce disodium iminodiacetic acid (“DSIDA”) at our site. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term contract that expires in 2007. Sodium cyanide and DSIDA are both produced from hydrogen cyanide, a by-product of our acrylonitrile production. All of our sodium cyanide, which is used extensively in gold mining operations, has historically been sold to E.I. du Pont de Nemours and Company (“DuPont”) pursuant to a long standing relationship. However, on May 10, 2005, we issued a notice of termination of our sodium cyanide supply agreement with DuPont, which will become effective on February 10, 2006, and we will not produce sodium cyanide after that time. DSIDA is an essential intermediate in the production of Roundup®, a glyphosate-based herbicide. Monsanto has contractually committed to start-up their DSIDA facility by mid-2007 and has the option of starting up the facility earlier than that time. After any start-up of the DSIDA facility, we will produce DSIDA for Monsanto under a long-term contract that will extend for at least 15 years. If we elect to exit the acrylonitrile business entirely, we will not be able to produce DSIDA.
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
      Styrene sales prices during the second quarter of 2005 were approximately the same, on average, as those during the first quarter of 2005. However, styrene sales prices were steadily increasing during the first four months of 2005 and then rapidly decreased during the last two months of the second quarter of 2005 as a result of rapidly decreasing benzene prices. Styrene sales volumes were essentially the same in both the first and second quarters of 2005. The rapidly decreasing styrene sales prices during the second quarter of 2005 contributed to negative gross margins in styrene for the period as a significant amount of styrene produced using higher-priced benzene as a raw material was sold in the ensuing month when styrene sales prices had decreased. This impact resulted in a reduction in gross profit (loss) of approximately $15 million during the quarter.

      Contract benzene prices experienced significant swings during the first half of 2005, as depicted in the chart below:
      Depending on world market conditions for benzene, contract pricing may be either higher or lower than spot pricing. As we purchase a portion of our benzene requirements on a contract basis and the remainder on a spot basis, the actual prices for our benzene purchases is not exactly the same as shown in the table above but our actual benzene costs did follow similar trends. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, high benzene prices have continued to make it difficult for United States’ styrene producers to realize meaningful margin improvements on their styrene sales. Many industry experts had been forecasting that the balance of supply and demand for styrene would be favorable for producers over the next year and a half, especially in the Asian markets. However, global demand for styrene currently appears weaker than previously projected by these industry experts and margins on export sales have not been at levels conducive to consistent participation by North American styrene producers. We believe that high benzene prices will continue to have a negative impact on global styrene demand. If and when styrene market conditions improve, we would expect to have higher operating rates with incremental production being sold primarily into the Asian spot market. Several of our competitors have announced their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate difficult market conditions until the additional supply is absorbed by growth in market demand.
      Margins for acetic acid have grown steadily over the past several years, with our profitability for acetic acid reaching record levels in 2004 and continuing for the first six months of 2005. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that expires in 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
      In February 2005, we shut down our acrylonitrile and derivative production facilities due to our inability to obtain adequate supplies of propylene after our primary contract supplier of propylene declared force majeure and put us on allocation for propylene. On January 28, 2005, we sent BP Chemicals and ANEXCO, LLC written declarations of force majeure under our various acrylonitrile agreements. BP Chemicals, which previously assigned our acrylonitrile agreements to Innovene Chemicals in anticipation of its spin-off of certain of its chemical businesses, and ANEXCO, LLC (through Innovene Chemicals) disputed our right to declare force majeure under these acrylonitrile agreements. In an effort to both resolve this issue and improve the possibility of operating our acrylonitrile business in a less volatile manner, we entered into a Separation

Agreement with Innovene Chemicals, ANEXCO, LLC and BP Chemicals on May 31, 2005. Under the Separation Agreement:

•	the force majeure dispute among the parties was settled;

•	most of the acrylonitrile-related agreements between the parties were terminated as of May 31, 2005, including the Amended and Restated Production Agreement dated March 31, 1998, the Joint Venture Agreement dated March 31, 1998, the Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 and the European Distribution Agreement dated March 31, 1998;

•	we assigned our interest in ANEXCO, LLC to Innovene Chemicals; and

•	we and Innovene Chemicals entered into amended and restated versions of our acrylonitrile License Agreement and Catalyst Sales Contract.
In addition, on May 31, 2005, Innovene Chemicals made a one-time payment to us of $0.7 million, ANEXCO, LLC made an initial distribution to us of $4.8 million and we made a few small payments to Innovene Chemicals and ANEXCO, LLC for services performed prior to the termination of the agreements. ANEXCO, LLC made a subsequent distribution to us of $1.5 million on July 15, 2005, and we expect to receive a final distribution of between $0.5 and $1.0 million after the audit of the books and records of ANEXCO, LLC is completed. If, however, the audit shows that the distributions we previously received from ANEXCO, LLC exceeded our equity value in ANEXCO, LLC as of May 31, 2005, we will refund the difference to ANEXCO, LLC. No other payments were or are required in connection with the settlement of the force majeure dispute or the termination of the acrylonitrile-related agreements.
      The Separation Agreement did not impact any other commercial relationships between any of the parties, such as the acetic acid production agreement between BP Chemicals and us. In addition, we expect to continue purchasing raw materials related to our styrene business from Innovene Chemicals or BP Chemicals. We are continuing to explore all available options with respect to our acrylonitrile business and related assets, including, in particular, modifying our acrylonitrile plant to allow for its operation in an economic manner at significantly reduced rates or permanently exiting the business. In the event that we restart the plant at reduced rates, we would anticipate utilizing all of the hydrogen cyanide produced from our acrylonitrile operations to produce DSIDA on behalf of Monsanto. Consequently, we have provided E.I. du Pont de Nemours & Company with notice of termination of our Sodium Cyanide Supply Agreement. There are no early termination penalties associated with this contract, although we are contractually obligated to pay for one-half of the total dismantling costs of the sodium cyanide unit. Our portion of these costs is estimated to be approximately $0.6 million, which we accrued during the second quarter of 2005. The agreement will terminate on February 10, 2006 and, after that time, we will no longer produce sodium cyanide at our Texas City facility.
      Our acrylonitrile and acrylonitrile-derivatives businesses sustained gross losses of $28 million and $36 million during 2004 and 2003, respectively. Due to these recurring losses and the continued difficulties we experienced over the last few years in securing adequate supplies of propylene, we have been evaluating our options with respect to these businesses and are now focusing on two options in particular. One of these options involves an effort to improve the cost competitiveness of our acrylonitrile business through major process changes to our acrylonitrile facilities. As a part of these changes, we would permanently shut down our least cost efficient acrylonitrile reactor and operate our two remaining reactors at minimum rates. If we pursue these process changes, the total capital cost is estimated to be between $2 million and $3 million. Alternatively, we are considering a permanent closure of our acrylonitrile and acrylonitrile-derivatives facilities. A permanent closure of these facilities would result in estimated one-time costs of between $20 million and $25 million. These one-time costs include payment of contractual obligations, employee severance and decommissioning costs, among other costs. The monetization of the working capital associated with our acrylonitrile business will more than offset these one-time closure costs. Working capital for our acrylonitrile operations was reduced by $41 million from the end of February to the end of June 2005, with remaining working capital being $5 million. If we proceed with the permanent closure of our acrylonitrile facilities and related derivative units, we estimate that between $7 million and $9 million per year of on-going costs would be allocated to our remaining businesses, primarily consisting of energy costs and continuing fixed costs currently charged to our acrylonitrile and derivatives operations. In the event of a permanent closure of these facilities, we would seek alternative uses of the space and infrastructure that is currently associated with the acrylonitrile and acrylonitrile-derivatives operations.
Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues and Net Income (Loss)
      Our revenues were $164 million for the second quarter of 2005, an 11% decrease from the $185 million in revenues we recorded for the second quarter of 2004. This decrease in revenues primarily resulted from the continued shutdown of our acrylonitrile unit during the second quarter of 2005. We recorded a net loss of $14 million for the second quarter of 2005, compared to a net loss of $51 million recorded in the second quarter of 2004. A large portion of our net loss in the second quarter of 2004 resulted from an impairment of our goodwill in the amount of $48 million. In addition, styrene margins were lower during the second quarter of 2005 compared to the second quarter of 2004 primarily as a result of decreasing styrene prices. During the second quarter of 2005, we lowered our plasticizer profit sharing estimate by approximately $4 million due to a statement we received from BASF Corporation, who purchases all of our plasticizer production, showing a lower profit sharing estimate for 2005 and a reduction of the profit sharing amount we received for 2004. The reduced profit sharing for both 2005 and 2004 shown in the statements from BASF Corporation appear to be based on BASF Corporation’s overstating inventory values and understating cost of goods sold during the periods.
      Our earnings in the second quarter of 2005 were favorably impacted by our fixed cost reduction efforts. During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. Over the course of developing this project, we analyzed our organizational structure, selected an optimum workforce design and staffing model and identified various production and process efficiency measures. We expect the combined annual cost savings of our organizational efficiency project and our other cost savings initiatives to be approximately $20 million (representing a 15% reduction in our annual fixed costs), with approximately 20% to 30% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. During the second quarter of 2005, we reduced our fixed costs by more than our targeted levels of reduction. However, our actual future level of savings from our cost reduction initiatives can be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may, consequently, be lower than our expectations.
      Revenues from our styrene operations were $135 million for the second quarter of 2005, an increase of 22% from the $111 million in revenues we received from these operations for the second quarter of 2004. This increase in revenues from our styrene operations resulted primarily from a 21% increase in direct sales prices. During the second quarter of 2005, the prices we paid for benzene and ethylene, the two primary raw materials required for styrene production, increased 27% and 24% respectively, from the prices we paid for these materials during the second quarter of 2004. The average price we paid for natural gas for the second quarter of 2005 increased 11% compared to the average price we paid for natural gas during the second quarter of 2004.
      Revenues from our other petrochemicals operations, primarily acetic acid and plasticizers, were $28 million for the second quarter of 2005, a slight decrease from the $30 million in revenues we received from these operations during the second quarter of 2004. This decrease in revenues resulted primarily from the decrease in plasticizers revenues attributable to the statement from BASF Corporation mentioned above.
      Revenues for our acrylonitrile operations were less than $1 million in the second quarter of 2005 due to the continued shutdown of our acrylonitrile unit compared to revenues of $44 million in the second quarter of 2004. In February 2005, we declared force majeure for our acrylonitrile and acrylonitrile-derivatives operations in Texas City, Texas due to unavailability of propylene and shut down our acrylonitrile facilities and sodium cyanide unit (which uses a by-product of our acrylonitrile operations as a raw material).

Selling, General and Administrative (“SG&A”) Expenses
      Our SG&A expenses for the second quarter of 2005 were less than $1 million compared to $3.1 million in SG&A expenses during the second quarter of 2004. This decrease was primarily due to a $1.7 million reduction in our allowance for doubtful accounts resulting from a decrease in total accounts receivable as well as a decrease in balances with customers having greater credit risk.

Other Income
      We recorded $0.7 million in other income for the second quarter of 2005, which consisted of a payment we received from Innovene Chemicals pursuant to our Separation Agreement with Innovene Chemicals, ANEXCO, LLC and BP Chemicals.

Benefit for Income Taxes
      During the second quarter of 2005, we recorded an $8 million benefit for income taxes compared to a $1 million benefit for income taxes for the second quarter of 2004. This increase was primarily due to an increase in pre-tax loss, excluding the non-tax deductible impairment of goodwill charge taken during the second quarter of 2005.
     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues and Net Income (Loss)
      Our revenues were $380 million for the six-month period ended June 30, 2005, compared to the $331 million in revenues we received during the six-month period ended June 30, 2004. This 15% increase in revenues resulted primarily from higher sales prices for styrene during the first two quarters of 2005. We recorded a net loss of $12 million for the six-month period ended June 30, 2005 compared to a net loss of $60 million during the six-month period ended June 30, 2004. This was primarily due to the $48 million impairment of goodwill that we recorded in the second quarter of 2004.
      Additionally, during the first quarter of 2004, we performed maintenance turnarounds on both our styrene and acrylonitrile production facilities resulting in our operating income for the quarter being reduced by $14 million due to the maintenance costs associated with these turnarounds. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years and turnarounds of our acrylonitrile unit typically occur every 18 to 24 months. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene and acrylonitrile units, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur.
      Revenues from our styrene operations were $285 million for the six-month period ended June 30, 2005, an increase of 39% from the $205 million in revenues we received from these operations for the six-month period ended June 30, 2004. This increase in revenues from our styrene operations was primarily due to an increase in direct sales prices of 27% during the first two quarters of 2005 compared to those realized during the first two quarters of 2004. During the first two quarters of 2005, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 48% and 36%, respectively, from the prices we paid for these products in the first two quarters of 2004. The average price we paid for natural gas for the first two quarters of 2005 increased 10% from the average price we paid for natural gas during the first two quarters of 2004.

      Revenues from our other petrochemicals operations, primarily acetic acid and plasticizers, were $58 million for both the six-month period ended June 30, 2005 and the six-month period ended June 30, 2004.
      Revenues from our acrylonitrile operations decreased 47% during the six-month period ended June 30, 2005 compared to the six-month period ended June 30, 2004 due to the shutdown of our acrylonitrile and acrylonitrile-derivative operations in February 2005.

SG&A Expenses
      Our SG&A expenses for the six-month period ended June 30, 2005 were $4 million compared to the $6 million in SG&A expenses we recorded for the six-month period ended June 30, 2004. This decrease was primarily due to a $1.7 million reduction in our allowance for doubtful accounts resulting from a decrease in total accounts receivable as well as a decrease in balances with customers having greater credit risk.

Other Income
      We recorded $0.7 million in other income for the six-month period ended June 30, 2005, which consisted of a payment we received from Innovene Chemicals pursuant to our Separation Agreement with Innovene Chemicals, ANEXCO, LLC and BP Chemicals.
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
      Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3/8% per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolving Credit Agreement dated December 19, 2002 with The CIT Group/ Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”). In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders of such notes at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
      Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the three and six-months ended June 30, 2005 was 6.5% and 6.2%, respectively. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2005, total credit available under our Revolver was limited to $60 million due to these borrowing base limitations. As of June 30, 2005, there were no loans outstanding under our Revolver, and we had $2 million in outstanding letters of credit issued pursuant to our Revolver.
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
      Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver) was $83 million at June 30, 2005, an increase of $27 million compared to our liquidity at December 31, 2004. Our liquidity increased primarily due to the reduction in working capital that followed the shutdown of our acrylonitrile facility in February 2005. Working capital for our acrylonitrile operations was reduced by $41 million from the end of February to the end of June 2005, with remaining working capital being $5 million. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot give any assurances to that effect.

Working Capital
      Our working capital on June 30, 2005 was $88 million, a decrease of $15 million from our working capital of $103 million on December 31, 2004. This decrease in working capital primarily consists of a reduction in our accounts receivable and inventories, due in large part to the shutdown of our acrylonitrile unit, and the repayment of outstanding balances under our Revolver.

Cash Flow
      Net cash provided by our operations was $44 million for the six-month period ended June 30, 2005, whereas net cash used in our operations during the first six months of 2004 was $18 million. The primary factors impacting our cash flow from operations are production and sales volumes and the prices of our raw materials and finished products. See discussion of these factors in “Results of Operations” above. In addition, the working capital associated with our acrylonitrile business was monetized during the first six months of 2005. Net cash flow used in our investing activities was $3 million during the six-month period ended June 30, 2005, whereas we used $6 million of net cash flow in our investing activities during the six months ended June 30, 2004, with the reduction attributable to lower capital expenditures in the first six months of 2005. Net borrowings under our Revolver reduced from $18 million to zero during the six-month period ended June 30, 2005, while we had no borrowings under our Revolver during the six-month period ended June 30, 2004.

Capital Expenditures
      Our capital expenditures were $4 million during the six-month period ended June 30, 2005 and $6 million during the six-month period ended June 30, 2004. We expect our capital expenditures for the remainder of 2005 to be between $5 million and $10 million, primarily for routine safety, environmental and replacement capital and the continuation of capital projects related to the reduction of emissions of nitrogen oxides and highly volatile organic compounds, as required under the State Implementation Plan adopted by the Texas Commission for Environmental Quality related to compliance with the ozone provisions of the Clean Air Act.
Contractual Cash Obligations
      We conducted a review of our contractual cash obligations as of June 30, 2005, and there have been no material changes from the significant contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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
New Accounting Standards
      In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes APB No. 25. Under APB 25, we do not record compensation expense for stock-based compensation. Under SFAS No. 123(R), we will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value of compensation (with limited exceptions), with that cost being recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). The grant date fair value of the stock-based compensation will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital. This statement is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123(R) on our financial statements, and are also evaluating different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 during the relevant periods using the Black-Scholes option pricing model.
      In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 announces the position of the staff of the Securities and Exchange Commission regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain rules and regulations of the Securities and Exchange Commission, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently evaluating the effect of SAB No. 107 on our consolidated financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” Under FIN 47, a liability for the fair value of a conditional asset retirement obligation is recognized when incurred if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of FIN 47 will have a material impact on our consolidated financial statements.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the accounting for and reporting of a change in accounting principles. Under SFAS No. 154, a company that makes a voluntary change in accounting principles must apply that change retrospectively to prior period financial statements, unless that application would be impracticable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
      Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the three and six-month periods ended June 30, 2005 was 6.5% and 6.2%, respectively. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of June 30, 2005, the fair value of the Secured Notes was $99,573.

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

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
      Under the current rules and regulations promulgated by the Securities and Exchange Commission, beginning with our Annual Report on Form 10-K for 2006, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal controls over financial reporting and related attestation by our independent registered public accounting firm.
PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings
      The information under “Legal Proceedings” in Note 5 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      Our Annual Meeting of Stockholders was held on April 15, 2005. At the Annual Meeting:

•	eight of our incumbent directors were re-elected;

•	the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2005 was ratified and approved; and

•	an amendment to our Amended and Restated Certificate of Incorporation to increase the number of our total authorized shares of capital stock from 10,125,000 to 20,125,000 and to increase the number of our authorized shares of Common Stock from 10,000,000 to 20,000,000 was ratified and approved.
      Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Preferred Stock, the holders of our Preferred Stock, voting separately as a class, are entitled to elect a percentage of our directors determined by the aggregate amount of shares of our Preferred Stock and our common stock beneficially owned by Resurgence Asset Management, L.L.C. and certain permitted transferees. Currently, the holders of our Preferred Stock are entitled to elect a majority of our directors. Under our Amended and Restated Certificate of Incorporation, the holders of our Secured Notes have the exclusive right, voting separately as a class, to elect one of our directors until our Secured Notes have been paid in full, with each holder being entitled to one vote for each $1,000 in principal amount of our Secured Notes held of record by such holder. All of our other directors are elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. At the Annual Meeting, four of our directors were elected by the holders of our Preferred Stock, three of our directors were elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single