Form 10-Q/A
period 2005-06-30
STERLING CHEMICALS INC
filed 2005-08-09
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A

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
      Directors elected by the holders of our Preferred Stock:

Director	For	Withheld

Byron J. Haney	2,993,464	0
Philip M. Sivin	2,993,464	0
Robert T. Symington	2,993,464	0
Keith R. Whittaker	2,993,464	0
      Directors elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class:

Director	For	Withheld

Richard K. Crump	5,771,394	420
Marc S. Kirschner	5,771,337	477
Dr. Peter Ting Kai Wu	5,771,301	513
      Directors elected by the holders of our Secured Notes:

Director	For	Withheld

John W. Gildea	79,988,615	0
      Our shares of Preferred Stock and our shares of common stock voted together as a single class on the ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2005. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. The voting results for the ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2005 are set forth below:

For	Against	Abstain

5,771,677	94	43
      Our shares of Preferred Stock and our shares of common stock voted together as a single class on the ratification and approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the number of our total authorized shares of capital stock from 10,125,000 to 20,125,000 and to increase the number of our authorized shares of common stock from 10,000,000 to 20,000,000. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for the vote, which was 1,000 shares on the record date for the Annual Meeting. The voting results for the ratification and approval of the amendment to our Amended and Restated Certificate of Incorporation are set forth below:

For	Against	Abstain

5,770,548	1,142	124
      There were no broker non-votes on any matter voted on at the Annual Meeting.

Item 6.	Exhibits
      The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1		—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.1		—	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

**10	.2	—	Fifteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

**10	.3	—	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.

**15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32	.1	—	Section 1350 Certification of the Chief Executive Officer

**32	.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

By	/s/ RICHARD K. CRUMP

Richard K. Crump
President and Chief Executive Officer
Date: August 8, 2005

By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President-Finance and Chief
Financial Officer (Principal Financial Officer)
Date: August 8, 2005

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1		—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.1		—	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

**10	.2	—	Fifteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

**10	.3	—	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.

**15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32	.1	—	Section 1350 Certification of the Chief Executive Officer

**32	.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith