Form 10-Q/A
period 2005-06-30
STERLING CHEMICALS INC
filed 2005-08-10
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
      This Amendment No. 2 on Form 10-Q/ A is being filed with respect to the Company’s Quarterly Report Amendment 1 on Form 10-Q/ A for the quarter ended June 30, 2005 filed with the Securities and Exchange Commission (“SEC”) on August 9, 2005 (the “Form 10-Q/ A”). The Form 10-Q/ A, as amended hereby, continues to speak as of the date of the original Form 10-Q and other disclosures have not been updated to speak to any later date.
      This amendment is being filed to include this explanatory note that was inadvertently omitted from the 10-Q/ A and to amend the condensed consolidated balance sheet due to a typographical error in the line item “Total liabilities and stockholders’ equity”, which is included in Item 1 “Financial Statements”. The 10-Q/ A was originally filed due to the discovery that the last four pages of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 had been unintentionally omitted.
      This amendment is also being filed to refile Exhibits 31.1, 31.2, 32.1 and 32.2 previously filed with the Form 10-Q/ A.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q/ A
      Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-Q/ A refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.
      Readers should consider the following information as they review this Form 10-Q/ A:
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
      The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (our “Annual Report”), include additional factors that could adversely affect our business, results of operations and financial condition and performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Known Events, Trends, Uncertainties and Risk Factors” contained in our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q/ A speak only as of the date of this Form 10-Q/ A and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

ii

Subsequent Events
      All statements contained in this Form 10-Q/ A, including the forward-looking statements discussed above, are made as of August 8, 2005, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q/ A to the extent such information is affected or impacted by events, circumstances or developments occurring after August 8, 2005 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-Q/ A, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
Document Summaries
      Descriptions of documents and agreements contained in this Form 10-Q/ A are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q/ A.
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

	(Unaudited)
	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$24,970	$1,901
Accounts receivable, net of allowance of $1,307 and $3,092, respectively	66,168	113,074
Inventories, net	49,813	87,980
Prepaid expenses	1,128	4,198
Deferred tax asset	3,561	4,108

Total current assets	145,640	211,261
Property, plant and equipment, net	240,254	248,598
Other assets, net	13,099	13,694

Total assets	$398,993	$473,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,803	$67,260
Accrued liabilities	20,153	23,787
Current portion of long-term debt	—	17,684

Total current liabilities	57,956	108,731
Long-term debt	100,579	100,579
Deferred tax liability	20,855	28,407
Deferred credits and other liabilities	70,119	74,464
Redeemable preferred stock	44,658	41,289
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	196,195	199,408
Accumulated deficit	(90,431)	(78,387)
Accumulated other comprehensive loss	(966)	(966)

Total stockholders’ equity	104,826	120,083

Total liabilities and stockholders’ equity	$398,993	$473,553

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except share data)
Net loss attributable to common stockholders, as reported	$(15,569)	$(52,052)	$(15,415)	$(63,324)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	128	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	110	270	240	702

Pro forma net loss	$(15,679)	$(52,322)	$(15,527)	$(64,026)

Loss per share attributable to common stockholders:
As reported	$(5.50)	$(18.43)	$(5.45)	$(22.42)
Pro forma	(5.54)	(18.52)	(5.49)	(22.66)

3.	Inventories

	June 30, 2005	December 31, 2004

	(Dollars in thousands)
Finished products	$24,598	$63,841
Raw materials	14,224	18,682
Inventories under exchange agreements	5,751	330
Stores and supplies, net	5,240	5,127

	$49,813	$87,980

4.	Long-Term Debt
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q/ A. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

For	Against	Abstain

5,770,548	1,142	124
      There were no broker non-votes on any matter voted on at the Annual Meeting.

Item 6.	Exhibits
      The following are filed or furnished as part of this Form 10-Q/ A:

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1		—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.1		—	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

*10	.2	—	Fifteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

*10	.3	—	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.

*15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32	.1	—	Section 1350 Certification of the Chief Executive Officer

**32	.2	—	Section 1350 Certification of the Chief Financial Officer

*	Previously filed with our Report on Form 10-Q filed on August 9, 2005

**	Filed or furnished herewith

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

By	/s/ RICHARD K. CRUMP

Richard K. Crump
President and Chief Executive Officer
Date: August 9, 2005

By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President-Finance and Chief
Financial Officer (Principal Financial Officer)
Date: August 9, 2005

EXHIBIT INDEX

Exhibit
Number			Description of Exhibit

2.1		—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2		—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3		—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1		—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2		—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3		—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

10.1		—	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

*10	.2	—	Fifteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

*10	.3	—	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.

*15	.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31	.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31	.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32	.1	—	Section 1350 Certification of the Chief Executive Officer
**32	.2	—	Section 1350 Certification of the Chief Financial Officer

*	Previously filed with our Report on Form 10-Q filed on August 9, 2005

**	Filed or furnished herewith