Form 10-Q
period 2005-09-30
STERLING CHEMICALS INC
filed 2005-11-09
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File Number 000-50132
STERLING CHEMICALS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0502785 (IRS Employer Identification No.)

333 Clay Street, Suite 3600 Houston, Texas 77002-4109 (Address of principal executive offices)	(713) 650-3700 (Registrant’s telephone number, including area code)
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
Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of October 31, 2005, Sterling Chemicals, Inc. had 2,828,474 shares of common stock outstanding.

-i-

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
Readers should consider the following information as they review this Form 10-Q:
Forward-Looking Statements
     Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	the cyclicality of the petrochemicals industry;

•	current and future industry conditions;

•	the extent and timing of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our business strategy, results of operations or financial position;

•	the level of expected savings from our cost reduction initiatives;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of and requirements for financial resources;

•	future contractual obligations;

•	future amendments or renewals of existing contractual relationships;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows;

•	future dividends;

•	financing plans;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws; and

•	adequacy of insurance coverage or indemnification rights.
Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:
•	the timing and extent of changes in commodity prices;

•	petrochemicals industry production capacities and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products;

•	competition, including competitive products and pricing pressures;

•	obsolescence of product lines;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

•	our ability to obtain raw materials, energy and ocean-going vessels at acceptable prices, in a timely manner and on

-ii-

acceptable terms;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those arising from weather-related events;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity; and

•	various other matters, many of which are beyond our control.
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
Subsequent Events
     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of November 8, 2005, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 8, 2005 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to the website of the Securities and Exchange Commission, where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such reports with the Securities and Exchange Commission. The contents of our website are not, and shall not be deemed to be, incorporated into this report.

-iii-

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 5. Other	24

Item 6. Exhibits	24
Letter of Deloitte & Touche LLP
Rule 13a-14a Certification of CEO
Rule 13a-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
Amended and Restated Corporate Governance Committee Charter

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Unaudited)
	(Dollars in thousands, except share data)
Revenues	$148,733	$189,916	$492,455	$453,343
Cost of goods sold	143,879	169,989	490,445	423,073

Gross profit	4,854	19,927	2,010	30,270

Selling, general and administrative expenses	2,338	2,897	5,540	7,838
Impairment of goodwill	—	—	—	48,463
Interest and debt related expenses, net of interest income	2,376	2,602	7,874	7,724

Income (loss) from continuing operations before income tax	140	14,428	(11,404)	(33,755)
Provision (benefit) for income taxes	25	4,985	(4,198)	5,257

Income (loss) from continuing operations	$115	$9,443	$(7,206)	$(39,012)
Loss from discontinued operations (net of tax benefit of $5,290, $2,249, $8,018 and $9,141, respectively)	(9,164)	(3,914)	(13,888)	(15,903)

Net income (loss)	$(9,049)	$5,529	$(21,094)	$(54,915)

Preferred stock dividends	1,786	1,527	5,156	4,407

Net income (loss) attributable to common stockholders	$(10,835)	$4,002	$(26,250)	$(59,322)

Income (loss) per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations	$(0.59)	$2.75	$(4.37)	$(15.37)
Loss from discontinued operations	(3.24)	(1.33)	(4.91)	(5.63)

Basic earnings per share	$(3.83)	$1.42	$(9.28)	$(21.00)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.59)	$1.66	$(4.37)	$(15.37)
Loss from discontinued operations	(3.24)	(0.67)	(4.91)	(5.63)

Diluted earnings per share	$(3.83)	$0.99	$(9.28)	$(21.00)

Weighted average shares outstanding:
Basic	2,828,474	2,825,000	2,827,566	2,825,000
Diluted	2,828,474	5,592,626	2,827,566	2,825,000
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,315	$1,901
Accounts receivable, net of allowance of $1,457 and $3,092, respectively	51,845	63,603
Inventories, net	52,260	77,226
Prepaid expenses	5,725	4,198
Deferred tax asset	2,401	3,655
Assets of discontinued operations	4,842	64,915

Total current assets	153,388	215,498

Property, plant and equipment, net	232,033	248,076
Other assets, net	9,207	9,979

Total assets	$394,628	$473,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,947	$57,773
Accrued liabilities	25,383	23,787
Current portion of long-term debt	—	17,684
Liabilities of discontinued operations	6,344	9,487

Total current liabilities	72,674	108,731

Long-term debt	100,579	100,579
Deferred tax liability	14,426	28,407
Deferred credits and other liabilities	66,514	74,464
Redeemable preferred stock	46,445	41,289
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	194,409	199,408
Accumulated deficit	(99,481)	(78,387)
Accumulated other comprehensive loss	(966)	(966)

Total stockholders’ equity	93,990	120,083

Total liabilities and stockholders’ equity	$394,628	$473,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Loss from continuing operations	$(7,206)	$(39,012)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	19,322	18,839
Impairment of goodwill	—	48,463
Interest amortization	300	298
Lower-of-cost-or-market adjustment	—	186
Deferred tax expense (benefit)	(4,709)	4,858
Other	157	1
Change in assets/liabilities:
Accounts receivable	11,758	4,495
Inventories	23,486	(13,242)
Prepaid expenses	(1,527)	1,433
Other assets	2,097	(3,336)
Accounts payable	(16,826)	7,156
Accrued liabilities	2,187	3,779
Other liabilities	(6,765)	(1,381)

Net cash provided by operating activities	22,274	32,537

Cash flows used in investing activities:
Capital expenditures	(4,904)	(8,987)
Cash used for methanol dismantling	(591)	—

Net cash used in investing activities	(5,495)	(8,987)

Cash flows from financing activities:
Net repayments on the Revolver	(17,684)	—

Net increase (decrease) in cash and cash equivalents from continuing operations	(905)	23,550
Net increase (decrease) in cash provided by (used in) operating activities from discontinued operations	35,334	(37,273)
Net cash used in investing activities from discontinued operations	(15)	(629)
Cash and cash equivalents – beginning of year	1,901	42,384

Cash and cash equivalents – end of period	$36,315	$28,032

Supplemental disclosures of cash flow information:
Net interest paid	$5,864	$5,511
Cash paid for income taxes	59	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our consolidated financial position and consolidated results of operations for the applicable three and nine-month periods ended September 30, 2005 and September 30, 2004 and cash flows for the nine-month periods ended September 30, 2005 and September 30, 2004. All such adjustments are of a normal and recurring nature. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year.
     The accompanying unaudited condensed consolidated financial statements should be, and are assumed to have been, read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (our “Annual Report”). The accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited consolidated balance sheet as of December 31, 2004 included in our Annual Report. The accompanying condensed consolidated financial statements as of September 30, 2005 and for the three and nine-month periods ended September 30, 2005 and September 30, 2004, have been reviewed by Deloitte & Touche LLP, our independent registered public accounting firm, whose report is included herein.
2. Stock-Based Compensation
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under the plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 278,500 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60, and an additional 85,414 shares of common stock available for issuance under our 2002 Stock Plan.
     We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, if the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. Therefore, no compensation expense was recognized under APB No. 25. During March 2005, we issued 3,474 shares of our common stock pursuant to the exercise of options by two former employees and, through the use of “net exercise elections,” an additional 12,359 shares subject to the options held by these two former employees were used to pay the exercise price and withholding taxes related to the option exercises. The net exercise elections required variable accounting and resulted in compensation expense of $0.2 million during the first quarter of 2005.
     The following table illustrates the effect on our net income (loss) and income (loss) per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the three and nine-months ended September 30, 2005 and September 30, 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in Thousands, Except Share Data)
Net income (loss) attributable to common stockholders, as reported	$(10,835)	$4,002	$(26,250)	$(59,322)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	128	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	110	270	350	972

Pro forma net income (loss)	$(10,945)	$3,732	$(26,472)	$(60,294)

Basic income (loss) per share attributable to common stockholders:
As reported	$(3.83)	$1.42	$(9.28)	$(21.00)
Pro forma	(3.87)	1.32	(9.36)	(21.34)

Diluted income (loss) per share attributable to common stockholders:
As reported	$(3.83)	$0.99	$(9.28)	$(21.00)
Pro forma	(3.87)	0.94	(9.36)	(21.34)
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses, which sustained gross losses of $7 million during the first six months of 2005 and $28 million and $36 million during 2004 and 2003, respectively, had been shut down since February of 2005 following a force majeure event involving the availability of propylene.
     The closure of these facilities is expected to result in one-time costs of between $13 million and $17 million (before taxes). These one-time costs include payment of contractual obligations, employee severance and decommissioning costs. Approximately $7 million of these one-time costs were expensed during the third quarter of 2005, with the balance expected to be expensed during the fourth quarter of 2005 and the first half of 2006. Included in the costs expensed during the third quarter of 2005 is an approximately $3 million (before taxes) impairment charge related to our acrylonitrile and derivatives operations, a curtailment gain totaling $1.2 million due to workforce reductions, as accrued expenses for the net present values of a contractual obligation of $3 million due in September 2006 and future dismantling costs of approximately $2.3 million that are expected to be paid during the fourth quarter of 2006 and the first quarter of 2007.
     We plan to reduce our workforce by 20 employees over the next six months in connection with our exit from these businesses, which will result in a charge to operating income of approximately $1 million for severance payments. After this workforce reduction, we will have reduced our total headcount in connection with the exit from these businesses by approximately 50 people. We intend to seek alternative uses of the space and infrastructure that was associated with the acrylonitrile and derivatives operations, although we cannot guarantee that we will be able to develop any alternative uses for that space or infrastructure.
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows, and the assets and liabilities of these businesses have been presented separately in our consolidated balance sheet.
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
Assets of discontinued operations:
Accounts receivable, net	$3,007	$49,471
Inventories	835	10,754
Deferred tax asset	—	453
Property, plant and equipment, net	—	522
Other assets	1,000	3,715

Total	$4,842	$64,915

Liabilities of discontinued operations:
Accounts payable	$45	9,487
Accrued liabilities	4,236	—
Deferred credits and other liabilities	2,063	—

Total	$6,344	$9,487

     Revenues and pre-tax losses from discontinued operations for the three and nine-month periods ended September 30, 2005 and September 30, 2004 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Unaudited)
		(Dollars in thousands)
Revenues	$4,582	$61,923	$40,545	$129,503
Loss before income taxes	14,454	6,163	21,906	25,044
     On May 31, 2005, we entered into a Separation Agreement with O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (“BP Chemicals”). Under the Separation Agreement:
•	a prior force majeure dispute among the parties was settled;

•	most of the acrylonitrile-related agreements between the parties were terminated as of May 31, 2005, including the Amended and Restated Production Agreement dated March 31, 1998, the Joint Venture Agreement dated March 31, 1998, the Acrylonitrile Expanded Relationship and Master Modification Agreement dated June 19, 2003 and the European Distribution Agreement dated March 31, 1998;

•	we assigned our interest in ANEXCO, LLC to Innovene Chemicals; and

•	we and Innovene Chemicals entered into amended and restated versions of our acrylonitrile License Agreement and Catalyst Sales Contract.
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
During the second quarter of 2005, we provided E.I. du Pont de Nemours & Company with notice of termination of our Sodium Cyanide Supply Agreement. There are no early termination penalties associated with this contract, although we are contractually obligated to pay for one-half of the total dismantling costs of the sodium cyanide unit. Our portion of these costs is estimated to be approximately $0.6 million, which we accrued during the second quarter of 2005.

4. Inventories

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Finished products	$21,136	$56,404
Raw materials	20,268	14,178
Inventories under exchange agreements	7,104	1,517
Stores and supplies, net	3,752	5,127

	$52,260	$77,226

5. Earnings Per Share
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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in Thousands, Except Share Data)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$(1,671)	$7,773	$(12,362)	$(43,419)
Loss from discontinued operations	(9,164)	(3,771)	(13,888)	(15,903)

Net income (loss), net of tax	$(10,835)	$4,002	$(26,250)	$(59,322)

Weighted average shares outstanding	2,828,474	2,825,000	2,827,566	2,825,000

Earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$(0.59)	$2.75	$(4.37)	$(15.37)
Loss from discontinued operations	(3.24)	(1.33)	(4.91)	(5.63)

Net income (loss)	$(3.83)	$1.42	$(9.28)	$(21.00)

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$(1,671)	$7,773	$(12,362)	$(43,419)
Loss from discontinued operations	(9,164)	(3,771)	(13,888)	(15,903)

Net income (loss), net of tax	(10,835)	4,002	(26,250)	(59,322)
Add: preferred stock dividends	—	1,527	—	—

Income (loss) for purposes of computing diluted earnings per share	$(10,835)	$5,529	$(26,250)	$(59,322)

Weighted average common shares outstanding	2,828,474	2,825,000	2,827,566	2,825,000
Dilutive impact of preferred stock, if converted	—	2,767,626	—	—

Weighted average common shares outstanding assuming dilution	2,828,474	5,592,626	2,827,566	2,825,000

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Earnings per common share assuming dilution:
Income (loss) from continuing operations attributable to common shareholders	$(0.59)	$1.66	$(4.37)	$(15.37)
Loss from discontinued operations	(3.24)	(0.67)	(4.91)	(5.63)

Net income (loss)	$(3.83)	$0.99	$(9.28)	$(21.00)

     For the three months ended September 30, 2005 and the nine months ended September 30, 2005 and 2004, outstanding stock options and warrants and conversion of preferred stock are excluded from the computation as they were anti-dilutive.
6. Long-Term Debt
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
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3 / 8 % per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We made all other interest payments on our Secured Notes in cash.
     We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolving Credit Agreement dated December 19, 2002 with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”). In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the nine-months ended September 30, 2005 was 6.2%. There were no borrowings under the Revolver during the third quarter of 2005. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2005, total credit available under our Revolver was limited to $56 million due to these borrowing base limitations. As of September 30, 2005, there were no loans outstanding under our

Revolver, and we had $2 million in outstanding letters of credit issued pursuant to our Revolver. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our Revolver are classified as a current portion of long-term debt.
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
7. Commitments and Contingencies
Product Contracts:
     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. We also have various sales and conversion agreements that dedicate significant portions of our styrene production to certain customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices.
Environmental Regulations:
     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic waste and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacture, handling, processing, distribution and use of our products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements can cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.
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
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxides. Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lowered the ozone and particulate matter threshold for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future costs to control emissions of nitrogen oxides, volatile organic compounds and particulate matter, the amount and full impact of which cannot definitively be determined at this time.
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions (1 hour standard) of the Clean Air Act. The EPA has recently proposed to approve this “1 hour” SIP, which calls for reduction of emissions of nitrogen oxides at our Texas City facility by approximately 80% by the end of 2007. The current SIP rules also require monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene, by the end of 2005. Additional control measures will probably be required as plans for meeting the 8-hour ozone standard are developed (the “8 hour” SIP) over the next few years, including possibly increasing the required level of reductions of nitrogen oxides emissions from 80% to 90%. Previously, we estimated the total cost of the capital improvements required to comply with the current “1 hour” SIP to be between $22 million and $24 million. However, as a result of our decision to exit the acrylonitrile and derivatives businesses, we now estimate this total cost to be between $11 million to $13 million (which includes our share of capital required by S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc.). To date we have spent $9 million in capital to comply with the 1 hour SIP, with $2.2 million of that amount being spent in the first three quarters of 2005. If the TCEQ ultimately requires a 90% reduction of emissions of nitrogen oxides at our Texas City facility, we estimate that an additional $7 million to $9 million in capital improvements would be required. We anticipate that the balance of the capital expenditures and other expenses required to comply with the 1 hour SIP will be incurred between October 1, 2005 through December 31, 2008. We expect to recover a small portion of these costs from the other parties to our production agreements.
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
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. An investigation into the incident is in its preliminary stages and the underlying cause of the accident is not yet known. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Please, Hamilton County, Ohio (Case No. A0509144)against us, Kinder-Morgan, BASF Corporation and four other defendants seeking over $500,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. At this time, however, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Service cost	$202	$866	$606	$2,598
Interest cost	1,669	1,886	5,007	5,656
Expected return on plan assets	(1,667)	(1,478)	(5,001)	(4,434)

Net pension costs	$204	$1,274	$612	$3,820

Other postretirement benefits costs consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Service cost	$89	$51	$161	$259
Interest cost	650	382	1,171	1,489
Amortization of unrecognized costs	(491)	(430)	(886)	(772)
Curtailment gain	(542)	—	(542)	(1,418)

Plan costs of continuing operations	(294)	3	(96)	(442)
Curtailment gain from discontinued operations	(1,185)	—	(1,185)	—

Net plan costs	$(1,479)	$3	$(1,281)	$(442)

     In September 2005, we recorded a curtailment gain totaling $1.2 million due to workforce reductions related to our exit from the acrylonitrile and related derivatives businesses. We also recorded a curtailment gain of $0.5 million attributable to a reduction in our workforce that occurred in late 2004.
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
9. New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB 25, we do not record compensation expense for stock-based compensation. Under SFAS No. 123(R), we will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value of compensation (with limited exceptions), with that cost being recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). The grant date fair value of any stock-based compensation will be estimated using an option-pricing model and “excess tax benefits,” as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital. SFAS No. 123(R) is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123(R) on our consolidated financial statements, and are also evaluating different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the relevant periods using the Black-Scholes option pricing model.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
November 4, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products include styrene and acetic acid. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives, surface coatings and cigarette filters. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a contract with a base-term that extends until at least 2016.
     Our rated annual production capacity is among the highest in North America for styrene and acetic acid. We also produce plasticizers at our Texas City facility. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term contract that expires in 2007.
     We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. Styrene is a commodity and exhibits wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The market for styrene roughly follows repetitive cycles and general trends in the supply and demand balance may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins.
     The financial performance of each of our products is primarily a function of sales prices, the cost of raw materials and energy and sales volumes. While changes in the prices for our products may be tracked through a variety of sources, a change in price does not necessarily result in a corresponding change in our financial performance. When the prices of our products increase or decrease, our overall financial performance may improve, decline or stay roughly the same depending upon the extent and direction of changes in our costs for raw materials and energy and our production rates. For most of our products, the combined cost of raw materials and energy is far greater than all other costs of production combined. We use significant amounts of natural gas as fuel in our production processes, and the producers of most of our raw materials use significant amounts of natural gas in their production. As a result, our production and raw materials costs are significantly influenced by changes in the price for natural gas. Natural gas and most of our raw materials are commodities and, consequently, are subject to wide fluctuations in prices, which can, and often do, move independently of changes in the prices for our products. Prices for, and the availability of, natural gas and many of our raw materials are largely based on regional factors, which can result in wide disparities in prices in different parts of the world or shortages or unavailability in some regions at the same time when these products are plentiful in other parts of the world. Prices for styrene, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, changes in prices for natural gas and raw materials tend to impact the margin on our sales rather than the price of our products, with margins increasing when natural gas and raw materials costs decline and vice versa. In addition, many producers in other parts of the world use oil-based processes rather than natural gas-based processes. Consequently, the relationship between the price of crude oil and the price of natural gas affects our competitiveness based on their relative values at any particular point in time. Sales volumes influence our overall financial performance in a variety of ways. As a general rule, increases in sales volumes will result in an increase in overall revenues and vice versa, although this is not necessarily the case since the prices for some of our products can change dramatically from month-to-month. More importantly, changes in production rates impact the average cost per pound of the products produced. If more pounds are produced, our fixed costs are spread over a greater number of pounds resulting in a lower average cost to produce each pound. In addition, our production rates influence the overall efficiency of our manufacturing unit and affect our raw materials conversion yields.
     Average styrene sales prices declined during the third quarter of 2005. Many industry experts had been forecasting that the balance of supply and demand for styrene would be favorable for producers over the next year and a half, especially in the Asian markets. However, global demand for styrene currently appears weaker than previously projected by these industry experts, and margins on export sales have not been at levels conducive to consistent participation by North American styrene producers. After the fire damage to our styrene production facilities described below has been repaired, we would expect to have higher operating rates if and when styrene market conditions improve, with incremental production being sold primarily into the Asian spot market. Several of our competitors have announced their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate difficult market conditions until the additional supply is absorbed by growth in market demand.
     The combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs. Contract benzene prices fluctuated during the first nine months of 2005, as depicted in the chart below:
Source: Chemical Marketing Associates, Inc.
Depending on world market conditions for benzene, contract pricing may be either higher or lower than spot pricing. We purchase a portion of our benzene requirements on a contract basis and the remainder on a spot basis. Consequently, our actual costs for benzene were not exactly the same as shown in the table above but did, however, follow similar trends.
     Margins for acetic acid have grown steadily over the past several years, with our profitability for acetic acid reaching record levels in 2004 and continuing in 2005. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing about 50% of total demand. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a production agreement with a base-term that extends until at least 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
Recent Developments
     On September 22, 2005, during a shut down of our Texas City plant in anticipation of Hurricane Rita, the south train superheater of our styrene production facilities was damaged in a fire. The north train of our styrene production facilities is currently operational. We are still in the process of assessing the full extent of the damage resulting from the fire, but anticipate that repairs will be completed within the next six months and that our styrene production facilities will resume normal operations after that time. In the interim, we expect to fully meet our supply obligations to our contract styrene customers through the operation of the undamaged portion of our styrene production facilities, supplemented by a small amount of exchanges and open market purchases of styrene. We will not, however, be able to engage in significant spot sales of styrene from our own styrene production until the repairs are completed on the south train superheater. We estimate that the fire caused between $5 million and $10 million in property damage, which should be covered under our property damage insurance coverage, subject to the policy’s $2.5 million deductible. We also maintain business interruption insurance, which has a 45-day waiting period prior to the beginning of coverage for business interruption losses or a $3 million deductible, whichever is greater.
     On September 16, 2005 we announced that we were exiting the acrylonitrile business and related derivative operations. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses, which sustained gross losses of $7 million during the first six months of 2005 and $28 million and $36 million during 2004 and 2003, respectively, had been shut down since February of 2005 following a force majeure event involving the availability of propylene.

     The closure of these facilities is expected to result in one-time costs of between $13 million and $17 million (before taxes). These one-time costs include payment of contractual obligations, employee severance and decommissioning costs. Approximately $7 million of these one-time costs were expensed during the third quarter of 2005, with the balance expected to be expensed during the fourth quarter of 2005 and the first half of 2006. Included in the costs expensed during the third quarter of 2005 is an approximately $3 million (before taxes) impairment charge related to our acrylonitrile and derivatives operations, a curtailment gain totaling $1.2 million due to workforce reductions, accrued expenses for the net present value of a contractual obligation of $3 million due in September 2006 and future dismantling costs of approximately $2.3 million that are expected to be paid during the fourth quarter of 2006 and the first quarter of 2007.
     We plan to reduce our workforce by 20 employees over the next six months in connection with our exit from these businesses, which will result in a charge to operating income of approximately $1 million for severance payments. After this workforce reduction, we will have reduced our total headcount in connection with the exit from these businesses by approximately 50 people. We intend to seek alternative uses of the space and infrastructure that was associated with the acrylonitrile and derivatives operations, although we cannot guarantee that we will be able to develop any alternative uses for that space or infrastructure.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenues and Income (Loss) from Continuing Operations
     Our revenues were $149 million for the third quarter of 2005, a 22% decrease from the $190 million in revenues we recorded for the third quarter of 2004. We recorded net income from continuing operations of $0.1 million for the third quarter of 2005, compared to income of $9.3 million recorded in the third quarter of 2004.
     Revenues from our styrene operations were $122 million for the third quarter of 2005, a decrease of 24% from the $160 million in revenues we received from these operations for the third quarter of 2004. This decrease in revenues from our styrene operations was primarily due to an 18% decrease in direct sales prices. During the third quarter of 2005, the prices we paid for benzene, one of the primary raw materials required for styrene production, decreased 21% from the prices we paid for benzene during the third quarter of 2004, and the prices we paid for ethylene, the other primary raw material required for styrene production, increased 33% from the prices we paid for ethylene during the third quarter of 2004. The average price we paid for natural gas for the third quarter of 2005 increased 34% compared to the average price we paid for natural gas during the third quarter of 2004.
     Revenues from our other petrochemicals operations, primarily acetic acid and plasticizers, were $27 million for the third quarter of 2005, a decrease from the $30 million in revenues we received from these operations during the third quarter of 2004. This decrease in revenues resulted from a planned turnaround of our acetic acid production facility during September 2005 that resulted in fewer pounds of acetic acid being produced during the quarter. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” We expense the costs of turnarounds as the associated expenses are incurred. We incurred approximately $1 million in maintenance costs during the third quarter of 2005 in connection with the September 2005 planned turnaround of our acetic acid facility.
     Our earnings in the third quarter of 2005 were favorably impacted by our fixed cost reduction efforts. During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. We expect the combined annual cost savings of our organizational efficiency project and our other cost savings initiatives to be approximately $20 million (representing a 15% reduction in our annual fixed costs). However, after we reallocate the residual fixed costs previously allocated to our acrylonitrile and derivatives businesses, we expect the total cost savings to our remaining businesses to be approximately $12 million to $13 million, with 25% to 40% of these savings accruing to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. During the third quarter of 2005, we reduced our fixed costs by more than our targeted levels of reduction. However, our actual future level of savings from our cost reduction initiatives can be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may, consequently, be lower than our expectations.
Provision (Benefit) for Income Taxes
     During the third quarter of 2005, we recorded a $25,000 provision for income taxes from continuing operations compared to a $5 million provision for income taxes from continuing operations for the third quarter of 2004. This difference was due to an increase in pre-tax loss during the third quarter of 2005.
Discontinued Operations
     During the third quarter of 2005, loss from discontinued operations was $9 million compared to a loss of $4 million for the third quarter of 2004. The $9 million loss in the third quarter of 2005 represents one-time costs incurred during the third quarter of 2005 related to our exit from the acrylonitrile and related derivatives businesses. These costs included accruals for contractual obligations due in 2006 and asset impairments.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenues and Income (Loss) from Continuing Operations
     Our revenues were $492 million for the nine-month period ended September 30, 2005, a 9% increase from the $453 million in revenues we received during the nine-month period ended September 30, 2004. This increase in revenues resulted primarily from higher sales prices and sales volumes for styrene during the first nine months of 2005. We recorded a net loss from continuing operations of $7 million for the nine-month period ended September 30, 2005, compared to a net loss from continuing operations of $39 million during the nine-month period ended September 30, 2004. This higher net loss in the 2004 period was primarily due to a $48 million impairment of goodwill that we recorded in the second quarter of 2004. Additionally, during the first quarter of 2004, we incurred approximately $11 million in maintenance costs in connection with a planned turnaround on our styrene production facility. While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. As expenses for turnarounds of our styrene unit can be significant, the impact of turnarounds of our styrene unit can be material for financial reporting periods during which the turnarounds actually occur.
     Revenues from our styrene operations were $407 million for the nine-month period ended September 30, 2005, an increase of 12% from the $365 million in revenues we received from these operations for the nine-month period ended September 30, 2004. This increase in revenues from our styrene operations was primarily due to an increase in direct sales prices and sales volumes during the first nine months of 2005 compared to those realized during the first nine months of 2004. During the first three quarters of 2005, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 16% and 35%, respectively, from the prices we paid for these products in the first three quarters of 2004. The average price we paid for natural gas for the first three quarters of 2005 increased 19% from the average price we paid for natural gas during the first three quarters of 2004.
     Revenues from our other petrochemicals operations, primarily acetic acid and plasticizers, were $85 million for the nine-month period ended September 30, 2005, a slight decrease from the $89 million in revenues we received from these operations during the nine-month period ended September 30, 2004. This decrease in revenues was largely attributable to a planned turnaround of our acetic acid production facility during September 2005 that resulted in fewer pounds of acetic acid being produced during that month. We incurred approximately $1 million in maintenance costs during the third quarter of 2005 in connection with the September 2005 planned turnaround of our acetic acid facility. Expenses for turnarounds of our acetic acid unit are typically significantly less than those incurred in connection with a turnaround of our styrene unit and we recover a large portion of these expenses from BP Chemicals under our production agreement.
SG&A Expenses
     Our SG&A expenses for the nine-month period ended September 30, 2005 were $6 million compared to the $8 million in SG&A expenses we recorded for the nine-month period ended September 30, 2004. This decrease was primarily due to a $1.6 million reduction in our allowance for doubtful accounts resulting from a decrease in total accounts receivable as well as a decrease in balances with customers having greater credit risk.
Provision (Benefit) for Income Taxes
     During the nine-month period ended September 30, 2005, we recorded a $4 million benefit for income taxes from continuing operations compared to a $5 million provision for income taxes from continuing operations for the nine-month period ended September 30, 2004. While our net loss for the nine months ended September 30, 2004 was larger than our net loss for the nine months ended September 30, 2005, our effective tax rate was higher for the nine months ended September 30, 2004 due to a large impairment of goodwill charge that was recorded during the second quarter of 2004 that was not tax deductible.
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
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3/8% per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolving Credit Agreement dated December 19, 2002 with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”). In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the nine-months ended September 30, 2005 was 6.2%. There were no borrowings under our Revolver during the third quarter of 2005. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2005, total credit available under our Revolver was limited to $56 million due to these borrowing base limitations. As of September 30, 2005, there were no loans outstanding under our Revolver, and we had $2 million in outstanding letters of credit issued pursuant to our Revolver.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver) was $91 million at September 30, 2005, an increase of $35 million compared to our liquidity at December 31, 2004. Our liquidity increased primarily due to the reduction in working capital that followed the shutdown of our acrylonitrile facility in February 2005 and subsequent exit from the acrylonitrile and derivatives businesses. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot guarantee that our liquidity will be adequate during any particular period.

     Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $82 million on September 30, 2005, an increase of $31 million from our working capital of $51 million on December 31, 2004, excluding discontinued operations. This increase in working capital resulted primarily from an increase in our cash (net of debt) balances due to monetization of our working capital associated with our discontinued operations. Working capital also increased due to a reduction in our accounts receivable and inventories, partially offset by a decrease in accounts payable.
     Cash Flow
     Net cash provided by continuing operations was $22 million for the nine-month period ended September 30, 2005, compared to the $33 million in net cash provided by continuing operations during the first nine months of 2004. This decrease in net cash flow was primarily driven by a reduction in accounts payable, partially offset by a decrease in accounts receivable and inventories. Net cash flow used in our investing activities was $5 million during the nine-month period ended September 30, 2005, whereas we used $9 million of net cash flow in our investing activities during the nine months ended September 30, 2004, with the reduction attributable to lower capital expenditures in the first nine months of 2005. Net borrowings under our Revolver reduced from $18 million to zero during the nine-month period ended September 30, 2005, while we had no borrowings under our Revolver during the nine-month period ended September 30, 2004.
     Capital Expenditures
     Our capital expenditures were $5 million during the nine-month period ended September 30, 2005 and $9 million during the nine-month period ended September 30, 2004. We expect our capital expenditures for the remainder of 2005 to be between $5 million and $8 million, primarily for projects related to the repair of the damages to the south train superheater of our styrene unit resulting from the fire in September 2005, and for routine safety, environmental and replacement capital projects.
Contractual Cash Obligations
     We conducted a review of our contractual cash obligations as of September 30, 2005. In addition to the significant contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we also have a contractual obligation of $3 million which is due in September 2006 and we expect to incur dismantling costs of approximately $2.3 million during the fourth quarter of 2006 and the first quarter of 2007, both of which are related to our exit from the acrylonitrile and derivatives businesses.
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
New Accounting Standards
     In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS No. 123(R)”), “Share-Based Payment.” This statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”). Under APB 25, we do not record compensation expense for stock-based compensation. Under SFAS No. 123(R), we will be required to measure the cost of employee services received in exchange for stock-based compensation based on the grant-date fair value of compensation (with limited exceptions), with that cost being recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). The grant date fair value of any stock-based compensation will be estimated using an option-pricing model, and “excess tax benefits,” as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital. SFAS No. 123(R) is effective as of the beginning of the first fiscal year beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123(R) on our consolidated financial statements, and are also evaluating different option-pricing models. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123(R) during the relevant periods using the Black-Scholes option pricing model.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the nine-month period ended September 30, 2005 was 6.2%. There were no borrowings under our Revolver during the third quarter of 2005. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of September 30, 2005, the fair value of the Secured Notes was $98,625.
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Under the current rules and regulations promulgated by the Securities and Exchange Commission, beginning with our Annual Report on Form 10-K for 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal controls over financial reporting and related attestation by our independent registered public accounting firm.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 7 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 5. Other
     On November 4, 2005, Robert T. Symington announced his resignation from our Board of Directors. We are not aware of any plans by the holders of our Series A Convertible Preferred Stock to fill the vacancy resulting from Mr. Symington’s resignation.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit
2.1	-	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	-	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	-	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	-	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2	-	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	-	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**99.1	-	Amended and Restated Corporate Governance Committee Charter.

**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	-	Section 1350 Certification of the Chief Executive Officer

**32.2	-	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: November 8, 2005	By	/s/ RICHARD K. CRUMP
Richard K. Crump
President and Chief Executive Officer

Date: November 8, 2005	By	/s/ PAUL G. VANDERHOVEN
Paul G. Vanderhoven
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
2.1	-	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	-	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	-	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	-	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2	-	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	-	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**99.1	-	Amended and Restated Corporate Governance Committee Charter.

**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	-	Section 1350 Certification of the Chief Executive Officer

**32.2	-	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith