Form 10-K
period 2005-12-31
STERLING CHEMICALS INC
filed 2006-03-16
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 000-50132

Sterling Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0502785 (I.R.S. Employer Identification No.)

333 Clay Street, Suite 3600 Houston, Texas 77002-4109 (Address of principal executive offices)	(713-650-3700) (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐ No ☑.
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $45,895,059.
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
     As of February 28, 2006, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.
     Portions of the definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

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
Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:
•	the timing and extent of changes in commodity prices;

•	petrochemicals industry production capacity and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products;

•	competition, including competitive products and pricing pressures;

•	obsolescence of product lines;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

•	our ability to obtain raw materials, energy and ocean-going vessels at acceptable prices, in a timely manner and on acceptable terms;

•	regulatory initiatives and compliance with governmental regulations;
 i

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity; and

•	various other matters, many of which are beyond our control.
     The risks included here are not exhaustive. Other sections of this report, and our other filings with the Securities and Exchange Commission, include additional factors that could adversely affect our business, results of operations and financial performance. See “Risk Factors” contained in Item 1A of Part I of this Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Subsequent Events
     All statements and information contained in this Form 10-K, including the forward-looking statements discussed above, are made as of March 15, 2006, unless those statements or information are expressly made as of another date. We disclaim any responsibility for the correctness of any statement or information contained in this Form 10-K to the extent such statement or information is affected or impacted by events, circumstances or developments occurring after March 15, 2006 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-K are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.
Fiscal Year
     In December 2002, we changed our fiscal year-end from September 30 to December 31. In this Form 10-K:
•	“2005” refers to the 12-month period ended December 31, 2005;

•	“2004” refers to the 12-month period ended December 31, 2004;

•	“2003” and “fiscal 2003” refer to the 12-month period ended December 31, 2003;

•	“fiscal 2002” refers to the 12-month period ended September 30, 2002; and

•	the “Transition Period” refers to the three-month period from October 1, 2002 through December 31, 2002.
 ii

PART I
Item 1. Bussiness
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are styrene, acetic acid and plasticizers. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that expires in 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term production agreement that expires in 2013, subject to some limited early termination rights held by BASF.
     We manufacture all of our petrochemicals products at our world scale facility in Texas City, Texas. This facility is strategically located on a deepwater port, and also has truck and railcar loading and unloading facilities. As set forth below, our rated annual production capacity as of December 31, 2005 is among the highest in North America for styrene and acetic acid.

		Percent of
		Total North
	Rated Annual	American	North American	Global
Product	Production Capacity	Capacity	Market Position	Production Capacity
Styrene	1.7 billion pounds	11%	4	60 billion pounds

Acetic Acid	1.1 billion pounds	17%	3	22 billion pounds
     We own the styrene, acetic acid and plasticizers manufacturing units located at our Texas City facility. We have also leased portions of our Texas City site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We lease the space for our principal offices, which are in Houston, Texas.
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which includes sodium cyanide and disodium iminodiacetic acid (“DSIDA”). Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses, which sustained gross losses of $7 million during the first six months of 2005 and $28 million and $36 million during 2004 and 2003, respectively, had been shut down since February of 2005 following a force majeure event involving the availability of propylene.
     On July 16, 2001, Sterling Chemicals Holdings, Inc., and most of its U.S. subsidiaries, including us (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtors’ plan of reorganization (our “Plan of Reorganization”) was confirmed on November 20, 2002 and, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. On December 29, 2005, the Bankruptcy Court entered a final decree officially closing the two remaining bankruptcy cases of the Debtors.
Business Strategy
     Our objectives are to be a premier producer of petrochemicals, to maintain a strong market position, to achieve first quartile cost performance in all of our major products and to provide superior customer service. Our management team has adopted the following strategies in pursuit of these objectives.

     Optimize Capacity Utilization Rates Through Long-Term Supply Contracts. We attempt to improve our profitability by arranging a constant base production volume for each of our production units under long-term supply agreements. Currently, we sell all of our acetic acid production to BP Chemicals and all of our plasticizers production to BASF under this type of contract. We also dedicate a significant portion of our styrene production under long-term arrangements. By optimizing capacity utilization rates, we can lower our selling, general and administrative expenses, reduce our working capital requirements and insulate our operations, to some extent, from the effects of declining markets and changes in raw material prices. We also market a significant portion of our products and generate a significant portion of our revenues under conversion agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for the product. Our conversion agreements are designed to insulate us, to some extent, from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements.
     Balance Benefits of Long-Term Contracts Versus Product Availability During Peak Markets. While we seek to improve our profitability by entering into long-term agreements which provide a reasonable base level of cash flow and production rates, we have also positioned ourselves to take advantage of strong cash flow opportunities during positive cyclical periods in the styrene markets. We have significant capacity for styrene, 50% of which is not committed under long-term arrangements and can be sold at higher market prices during positive cyclical periods. We periodically seek to rebalance the portion of our styrene capacity available for spot sales and the portion of our styrene capacity committed under long term arrangements based upon our short-term and long-term views of the styrene markets. Under this strategy, we seek to have higher levels of uncommitted styrene capacity available during peak market conditions and have higher levels of our styrene capacity dedicated to long-term arrangements during the intervals between peak market periods.
     Improve Organization Efficiency and Cost Structure. We continually seek to improve our cost competitiveness through organizational efficiencies, productivity enhancements, operating controls and general cost reductions. During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. During 2005, we reduced our fixed costs by more than $20 million, representing a 15% reduction in our annual fixed costs. Approximately 10% to 15% of these cost savings accrue to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. Our actual future level of savings from our cost reduction initiatives may be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may be lower than our expectations.
     Attract New Businesses to Our Site. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We continuously explore opportunities for further construction of facilities at our site. We believe that the construction of a new facility at our site by another company would lower our overall fixed costs for each of our operating units and provide us with additional revenue.
Industry Overview
     Styrene. Global production capacity of styrene at December 31, 2005 was approximately 60 billion pounds per year, with current total North American production capacity at approximately 16 billion pounds per year. As is the case with most petrochemicals, markets for styrene from time to time experience periods of strong demand, resulting in tight supply and higher prices and profit margins. Inevitably, favorable market conditions will prompt increases in supply. In most cases, increases in supply are achieved through the construction of new facilities or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply and cause available supply to greatly exceed demand for an extended period.
     During 2000, styrene prices and margins increased significantly from levels experienced in the preceeding few years. These improvements were driven by a combination of stronger market demand, operating problems experienced at several of our competitors and generally low inventory levels worldwide. Styrene margins hit their highest level in April 2000 and then decreased over the second half of 2000. During 2001, U.S. and world economies experienced a general slowdown that negatively impacted demand for most petrochemicals, including styrene. Raw material and energy costs spiked upward during the first half of 2001, increasing significantly from the prior year, primarily due to the sharp increase in natural gas prices. As a result, U.S. Gulf Coast petrochemicals producers experienced significant margin erosion for most of their products. Demand for styrene, relative to supply, increased late in the second quarter of fiscal 2002 due to a variety of factors, including economic improvements in the United States manufacturing sector, global restocking of low inventory levels and styrene plant shutdowns attributable to scheduled maintenance and operating problems at several of our competitors. During the first half of 2003, styrene demand and margins were depressed due to high energy and raw materials costs and uncertainties associated with the war with Iraq. Energy and raw materials costs declined during the second half of 2003 and, coupled with improved economic conditions in the United States and the rest of the world, resulted in improved margins for styrene sales.
     Styrene prices were fairly high, from a historical perspective, during 2004 and 2005. However, over the last two years, the styrene industry has experienced significant changes, with these historically high styrene prices being driven by higher benzene costs, and to a lesser extent higher natural gas and ethylene costs, rather than improved margins on styrene sales. In April 2004, prices for benzene, one of the primary raw materials in the production of styrene, escalated to then historical highs for both spot and contract volumes. Prices for benzene continued to rise over the course of the second and third quarters of 2004 and, since that time, prices have been extremely volatile but have continued to remain above historical norms. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, these historically high raw material costs have made it difficult for United States styrene producers to realize meaningful margins on their styrene sales. While styrene margins have been compressed, absolute styrene sales prices continue to be very high, from a historical perspective resulting in negative impacts on demand growth for styrene.
     Many industry experts had been forecasting that the balance of supply and demand for styrene would favor producers over the near-term, especially in the Asian markets. Over the last five years, China has been the driver for growth in styrene demand, representing around 75% of the world’s new styrene demand in that period. Historically, we have positioned ourselves to take advantage of peaks in the Chinese styrene markets, with only 50% of our styrene capacity being committed under long-term arrangements. However, over the last two years, relatively high benzene and natural gas prices have significantly limited our ability to sell styrene into the Chinese markets, and we expect these dynamics to continue throughout 2006. Further complicating our ability to sell styrene into the Chinese markets is the announcement by several of our competitors of their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame. Several of these facilities appear likely to startup during this period, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in market demand.
     Given the market conditions in the Chinese markets and the high domestic raw materials and energy costs we have been experiencing, approximately 85% of our styrene sales over the last two years have been made to customers in NAFTA countries and South America. We expect that most our styrene sales in the next three to five years will continue to be in these areas. Consequently, we intend to focus our efforts on increasing market share in these areas, with periodic Asian styrene sales on an opportunistic basis, until market conditions in Asia become more viable for North American styrene producers. We cannot, however, guarantee that we will be successful in increasing our market share in these areas during that period or guarantee when, or if, market conditions for North American styrene producers will improve in Asia.
     Acetic Acid. Global production capacity of acetic acid at December 31, 2005 was approximately 22 billion pounds per year, with current North American production capacity at approximately 6.6 billion pounds per year. The North American acetic acid market is mature and well developed, and is dominated by three major producers of acetic acid that account for over 87% of the sales of acetic acid in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of total demand. From 2005 to 2009, global production of vinyl acetate monomer is expected to increase from 7.3 billion pounds to 8.3 billion pounds. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins.
     Several acetic acid capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to one billion pounds. In late 2000, BP Chemicals and Celanese AG (the two largest producers of acetic acid in the world) began operating 880 million-pound and 1.1 billion-pound acetic acid production units in Malaysia and Singapore, respectively. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. In addition, BP Chemicals has announced that it will close two of its outdated production units at its Hull, England acetic acid production facilities by the end of 2006, which account for an annual production capacity of approximately 500 million pounds of acetic acid, some of which is currently being sold in the European and South American markets. During 2005, we expanded the capacity of our acetic acid plant to approximately 1.1 billion pounds rated annually.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based technology. Linear plasticizers typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. Due to the limited supply and the high price of linear alpha-olefins feedstocks, branched propylene-based products, or possibly C4-based products, will probably replace linear plasticizers for most applications over the long-term. We are currently in the process of modifying our plasticizers facilities, and BASF is also modifying its own Pasadena, Texas plasticizers facilities, to produce lower cost-branched plasticizers products.
Product Summary
     The following table summarizes our principal products, including our capacity, primary end uses, raw materials and major competitors for each product. “Capacity” represents rated annual production capacity at December 31, 2005, which is calculated by estimating the number of days in a typical year a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product	Intermediate
(Capacity)	Products	Primary End Products	Raw Materials	Major Competitors
Styrene (1.7 billion pounds per year)	Polystyrene, ABS/SAN resins, styrene butadiene latex and unsaturated polyester resins	Building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children’s toys, paper coating, appliance parts and carpet backing	Benzene and Ethylene	Lyondell Chemical Company, Ineos, PLC, Chevron Phillips Chemical Company, Shell Chemical Company, Cos-Mar (a joint venture of General Electric Company and FINA Inc.), Nova Corporation, SABIC, Samsung Corporation and Mitsubishi Corporation

Acetic Acid (1.1 billion pounds per year)	Vinyl acetate, terephthalic acid, and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG, Eastman Chemical Company and Lyondell Chemical Company

Plasticizers (280 million pounds per year)	Flexible polyvinyl chloride (“PVC”)	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Alpha-olefins, Carbon Monoxide, Hydrogen and Orthoxylene	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
Products
     Styrene. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. We have the fourth largest production capacity for styrene in North America. Our styrene unit is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 11% of total North American capacity. Approximately 50% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant.
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. We re-started the north train of our styrene facilities in mid–February and re-started the south train of our styrene facility in early March. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene.
     Acetic Acid. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. We have the third largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately 1.1 billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals pursuant to a long-term production agreement that extends until at least 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. For a further explanation of this agreement, please refer to “Acetic Acid-BP Chemicals” under “Contracts” in Item 1 of Part 1. We are the sole supplier of acetic acid in the Americas to BP Chemicals, which is widely recognized as a technological leader in the manufacture of acetic acid and is the second largest producer of acetic acid in the world. In 2003, we and BP Chemicals installed a new larger reactor at our acetic acid unit, which is designed to permit additional low cost expansions of the acetic acid unit in the future.
     Plasticizers. Our plasticizers business is comprised of three separate products; plasticizers esters, phthalic anhydride and oxo-alcohols, which we commonly refer to together as plasticizers. Our plasticizers esters are made from phthalic anhydride and oxo-alcohols, and phthalic anhydride is also occasionally sold as a separate product. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF. For a further explanation of this agreement, please refer to “Plasticizers-BASF” under “Contracts”, in Item 1 of Part 1. Our rated annual production capacity of plasticizers is approximately 280 million pounds.
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
     Prices for styrene are determined by global market factors that are largely beyond our control and we generally sell styrene at prevailing market prices. From time to time, we may resell raw materials we purchased from others, purchase styrene for resale or sell ethylbenzene that we have produced from our own purchased benzene and ethylene or from customer supplied materials.
     We market a significant portion of our volumes of styrene and generate a significant portion of our revenues under our conversion agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee typically designed to cover our fixed and variable costs of production and to generally provide an element of profit depending on the existing market conditions for styrene. These conversion agreements are intended to help us maintain lower levels of working capital and, in some cases, gain access to certain improvements in manufacturing process technology. Our conversion agreements are designed to insulate us, to some extent, from the effects of declining markets and changes in raw materials prices, while allowing us to share in the benefits of favorable market conditions for most of the products sold under these arrangements. The balance of our styrene is sold by our direct sales force or sales agents.
     We also have long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. The acetic acid agreement provides for cost recovery plus an agreed share of the profits earned from this business. The plasticizers agreement provides for cost recovery plus an agreed “facility fee” for each production unit subject to the agreement. These agreements are intended to:

•	optimize capacity utilization rates;

•	lower our selling, general and administrative expenses;

•	reduce our working capital requirements;

•	insulate our operations, to some extent, from the effects of declining markets and changes in raw materials prices; and

•	in some cases, gain access to certain improvements in manufacturing process technology.
     For information regarding our export sales, see Note 9 of the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K.
Contracts
     Our key multi-year contracts, which collectively accounted for 20% of our revenues in 2005, are described below. Our customers that accounted for more than 10% of our revenues over the last three years are as follows:

Customer	2005	2004	2003
BP Chemicals	13%	12%	14%

Customer A	15%	15%	12%

Customer B	19%	14%	—

Customer C	12%	—	—
No other single customers accounted for more than 10% of our revenues in any of the last 3 years.
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
     Plasticizers-BASF
     Since 1986, we have sold all of our plasticizers production to BASF pursuant to a production agreement, which has been amended several times. Under the production agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain quarterly payments to us and to reimburse us monthly for our actual production costs. Effective as of January 1, 2006, we substantially amended the production agreement to extend the term of the agreement until 2013, subject to some limited early termination rights held by BASF, increase the fixed periodic payments made to us by BASF and eliminate our participation in the profits and losses realized by BASF in connection with the sale of the plasticizer we produce. Additionally, BASF paid us a one-time fee for the right to terminate their obligations under the agreement related to the production of oxo-alcohols at anytime on or before December 31, 2007.
Raw Materials for Products and Energy Resources
     For most of our products, the combined cost of raw materials and energy resources is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and utilities at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities, which are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of our raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Risk Factors” included in Item 1A of this Part I of this Form 10-K.
     Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals and prices for each can fluctuate widely due to significant changes in the availability of these products. We currently purchase benzene requirements on the spot market. We have multi-year arrangements with several major ethylene suppliers that provide a significant percentage of our estimated requirements for purchased ethylene at generally prevailing and competitive market prices. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene or benzene necessary to fulfill our conversion obligations. If various customers for whom we manufacture styrene under conversion agreements were to cease furnishing their own raw materials, our requirements for purchased benzene and ethylene could significantly increase.
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
Technology and Licensing
     In 1986, Monsanto Company (“Monsanto”) granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition of our Texas City facility from Monsanto. We use these licenses in the production of styrene, acetic acid and plasticizers.
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
Competition
     The petrochemical industry is highly competitive. Many of our competitors are larger and have substantially greater financial resources than we have. Among our competitors are some of the world’s largest chemical companies that, in contrast to us, have their own raw materials resources or their own internal uses for the products we produce. A significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. You can find a list of our principal competitors in the “Product Summary” table above.
     Historically, profitability of the styrene industry has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. Our styrene business is impacted by changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions, either in the United States or worldwide, tend to reduce demand and profit margins for our styrene.
     Foreign markets for our styrene can be affected by import laws and regulations. A significant portion of our styrene is sold in North America, but we also make significant sales in Asia when market conditions are favorable. In 2005, our export sales accounted for approximately 22% of our total revenues, with 12% of our total sales being made in Asian markets, 8% in Mexican markets, 1% in European markets and 1% in South American markets.
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
     Our operating expenditures for environmental matters, mostly waste management and compliance, were $20 million in 2005 and $26 million in 2004. We also spent $2 million for environmentally-related capital projects in 2005 and $8 million for these types of capital projects in 2004. In 2006, we anticipate spending approximately $2 million for capital projects related to waste management, incident prevention and environmental compliance. We do not expect to make any capital expenditures in 2006 related to remediation of environmental conditions.
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
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions (1 hour standard) of the Clean Air Act. The EPA has recently proposed to approve this “1 hour” SIP, which calls for reduction of emissions of nitrogen oxides at our Texas City facility by approximately 80% by the end of 2007. The current SIP rules also require monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene. Additional control measures will probably be required as plans for meeting the 8-hour ozone standard are developed (the “8 hour” SIP) over the next few years, including possibly increasing the required level of reductions of nitrogen oxides emissions from 80% to 90%. Previously, we estimated the total cost of the capital improvements required to enable us to comply with the current “1 hour” SIP, and also provide improved energy efficiency, to be between $22 million and $24 million. However, as a result of our decision to exit the acrylonitrile and derivatives businesses, we now estimate this total cost to be between $12 million to $14 million (which includes our share of capital required by S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc.). To date we have spent $9.3 million in capital on nitrogen oxide emission improvements, with $2.5 million of that amount being spent in 2005. If the TCEQ ultimately requires a 90% reduction of emissions of nitrogen oxides at our Texas City facility, we estimate that an additional $8 million to $10 million in capital improvements would be required. We anticipate that the balance of the capital expenditures, and other expenses required to comply with the 1 hour SIP, will be incurred through December 31, 2008. We expect to recover a small portion of these costs from the other parties to our production agreements.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Employees
     As of December 31, 2005, we had 294 employees. All of our hourly employees at our Texas City facility, a total of 108 people, are covered by a collective bargaining agreement with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our current collective bargaining agreement with the Union expires on May 1, 2007. Although we believe our relationship with our hourly employees is generally good, we did lock out our employees for 16 weeks in 2002 and our hourly employees engaged in a strike for one week in 2004, in both cases in connection with efforts to reach new collective bargaining agreements.
Insurance
     We maintain insurance at levels that we believe are reasonable and that are typical for our industry’s insurance coverages, a portion of which are provided by a captive insurance company maintained by us and a few other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Additionally, we may incur losses beyond the limits of, or outside the coverage of, our insurance. We maintain full replacement value insurance coverage for property damage to our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on our business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. Due to the 2005 hurricane season and the recent fire in our styrene unit, as well as other general market driven reasons, we may not be able to maintain our existing coverage and our premiums may increase substantially. As a result of the terrorist attacks of September 11, 2001 and other events, our insurance carriers have created exclusions for losses from terrorism from our “all risk” property insurance policies. While separate terrorism insurance coverage is available, premiums for such coverage are very expensive, especially for chemical facilities, and the policies are subject to very high deductibles. Available terrorism coverage typically excludes coverage for losses from acts of foreign governments as well as nuclear, biological and chemical attacks. We have determined that it is not economically prudent to obtain terrorism insurance, especially given the significant risks that are not covered by such insurance, and we do not carry terrorism insurance on our property at this time.
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
Item 1A. Risk Factors
     In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating our business. Our business, financial conditions or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known by us, or that we deem immaterial, may also impair our business and operations.
Risks Related to our Business
Cyclicality in the styrene markets has in the past and may in the future result in reduced operating margins or operating losses.
     Styrene, one of our principal products, is a commodity that exhibits wide swings in demand, prices and margins based upon current and anticipated levels of supply and demand. Demand for our styrene is largely influenced by the rate of growth in the world’s economy, with the growth rate of the economy in Asia becoming increasingly more important. Our historical operating results reflect the cyclical and volatile nature of the styrene markets and the petrochemicals industry generally. These cycles are characterized by periods of tight supply, leading to higher operating rates and margins, followed by periods of oversupply leading to reduced operating rates and lower margins. In most cases, increases in supply are achieved through the construction of new capacity or major expansions of existing facilities. Typically, these types of projects result in large increases in production capacity and supply, and cause available supply to greatly exceed demand for an extended period. In addition, profitability in the styrene industry is affected by the worldwide level of demand growth, along with vigorous price competition, which may intensify due to, among other things, new domestic and foreign styrene capacity. In general, weak economic conditions, either in the United States or in the world, tend to reduce the rate of demand growth and margins for styrene.
     While the markets for styrene roughly follow a repetitive cycle, and general trends in the supply and demand balance for styrene may be observed over time, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. Historically, the “peaks” in the market cycles for styrene tend to occur every seven to ten years, with prolonged periods of depressed market conditions between the peaks. Since our inception, a part of our business strategy has been to take advantage of the high margins that can be realized during periods when the balance of supply and demand for styrene favors producers. Consequently, a large portion of our capacity for styrene has historically been left uncommitted and available for sale in the spot markets. While having available uncommitted capacity can lead to dramatically improved financial performance during periods when the balance of supply and demand favors producers, it also causes negative market conditions to affect us more severely than most of our competitors in terms of sales volumes and margins. Future growth in demand for styrene may not be sufficient to alleviate any existing or future conditions of excess industry capacity, and such conditions may not be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events.
Our level of indebtedness could adversely affect our ability to react to changes in our business, and we may be limited in our ability to use debt to fund future capital needs.
     As of December 31, 2005, our total debt was $101 million. Our level of indebtedness could adversely affect our financial condition and make it more difficult for us to satisfy our obligations. Our indebtedness could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments with respect to our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	increase our vulnerability to adverse general economic or industry conditions;

•	limit our flexibility in planning for, or reacting to, competition or changes in our business or our industry:

•	limit our ability to borrow additional funds;

•	restrict us from making strategic acquisitions, introducing new products or services or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, including our 10% Senior Secured Notes due 2007 (our “Secured Notes”); and

•	place us at a competitive disadvantage relative to competitors that have less debt or greater financial resources.
The covenants in the indenture for our Secured Notes and in our Revolving Credit Agreement dated December 19, 2002 with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “Revolver”), also limit our flexibility by restricting our ability to incur indebtedness, pay dividends and make other restricted payments or investments, sell assets, make capital expenditures, engage in certain mergers and acquisitions and refinance existing indebtedness.
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
     Our production costs are impacted by the price of natural gas in a variety of ways. We use significant amounts of natural gas as fuel in the production of our products, so any increase in the price for natural gas leads to a direct increase in our production costs. In addition, most of our suppliers use significant amounts of natural gas in the production of the raw materials we need to produce our products, which causes our raw materials costs to also increase when the price for natural gas increases. Prices for natural gas are largely based on regional factors, which can result in wide disparities in natural gas prices in different parts of the world. Prices for styrene, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, when prices for natural gas rise in the United States but not in other parts of the world, we may not be able to recover these increased costs through higher sales prices, and our ability to compete with producers elsewhere in the world would be diminished. In addition, many producers in other parts of the world use oil-based processes rather than natural gas based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can also affect our competitiveness and our ability to recover increases in the price of natural gas through higher sales prices. Over the last few years, we have experienced periods when our cost for natural gas was at levels that resulted in our being unable to sell styrene in Europe or Asia at prices above our variable costs of production, essentially closing those markets to sales of our styrene. In the future, we may not be able to obtain natural gas at prices that do not adversely impact our competitiveness.
Our financial performance may be adversely affected if we are unable to obtain raw materials at reasonable prices or on acceptable terms.
     For most of our products, the combined cost of raw materials and energy resources is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. We may not be able to secure adequate supplies of any of our raw materials or energy resources at reasonable prices or on acceptable terms. If we are unable to obtain raw materials at reasonable prices and on acceptable terms, our results of operations are negatively affected. Most of the raw materials necessary for our production of styrene are commodities and, consequently, are subject to wide fluctuations in prices for a variety of reasons beyond our control. Several factors may impact the cost or supply of our raw materials and energy resources, including regional and global balances of supply and demand, the availability and pricing for crude oil and the occurrence of plant outages and other supply disruptions. While the markets for our products are generally global, prices and availability for most of our raw materials are influenced by regional factors. As a result, we may pay higher prices for raw materials than our competitors in other parts of the world or be unable to obtain raw materials at times when they are available to our competitors, both of which may negatively impact our competitiveness and our financial performance.
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
     When market conditions are favorable, a large portion of our styrene sales are made to customers in foreign countries, particularly in Asia. As a result, securing adequate shipping space at acceptable prices is critical to the success of our business during these periods. We may not be able to secure adequate shipping space at reasonable prices or on acceptable terms. If we are unable to obtain adequate shipping space at reasonable prices and on acceptable terms, our results of operations are negatively affected. Recently, there has been a severe shortage of cargo space on chemical tankers serving foreign markets, which has caused shipping rates to escalate dramatically and, at times, resulted in our inability to secure shipping space at all. Higher shipping rates increase our costs relative to producers located in close proximity to foreign customers and reduce our overall competitiveness in those markets. If we are unable to secure adequate shipping space at acceptable prices, we may be unable to make sales in foreign countries, even during periods of increased demand for our products.
We may be unable to compete successfully with integrated and larger competitors.
     We compete with some of the world’s largest chemical companies, most of whom are engaged in much broader businesses and either supply significant portions of the raw materials they need to produce styrene, or internally use significant amounts of the styrene they produce to make derivative products. We do not make any of the primary raw materials required for styrene production or convert any of our styrene into other products. Consequently, our production costs can be higher than those of our competitors during periods when demand for these raw materials exceeds supply and, in more extreme cases, we may not be able to obtain these raw materials in the market at times when our competitors are supplying their own raw materials. In addition, as production costs are highly influenced by production rates, the absence of internal uses for our styrene typically results in lower production rates, and consequently higher production costs, at our facilities during periods when the balance of supply and demand for styrene favors consumers, while production rates and costs at our competitors, who internally consume significant amounts of styrene, are less volatile.
Our industry is highly competitive and our results are significantly impacted by manufacturing costs.
     We compete with some of the world’s largest chemical companies on the basis of product price, quality and deliverability. However, prices for our styrene are determined by global market factors that are largely beyond our control. Except with respect to a number of our long-term contracts, we generally sell our styrene at prevailing market prices. As a result, our financial performance relative to our competitors, most of whom are larger than us, is greatly influenced by our manufacturing costs.
The loss of a long-term contract or a significant customer could adversely affect us.
     We sell significant portions of our styrene production, and all of our acetic acid and plasticizers production, under long-term contracts and arrangements. In 2005, BP Chemicals accounted for 100% of our acetic acid sales and BASF accounted for 100% of our plasticizers sales. In addition, 34% of our styrene sales in 2005 were made to two customers. The loss of one or more of these contracts or customers, or a material reduction in the amount of product purchased under one or more of these contracts or by one or more of these customers, could have a material adverse effect on us. Our acetic acid business is largely dependent on our contractual relationship with BP Chemicals. A termination of our relationship with BP Chemicals would have severe negative implications for that business, which could have a material adverse effect on our overall business, results of operations, cash flows and financial condition. We enter into long-term styrene contracts to secure purchase commitments over extended periods at levels that will enable us to produce styrene at adequate operating rates throughout the styrene market cycle. At the same time, a large portion of our styrene production capacity is currently uncommitted for sales in the spot market. We may not be able to secure or maintain adequate commitments to purchase styrene over any period and we may not be able to maintain a balance between our contract sales and spot sales at any particular level or at a level that will result in favorable financial performance for any period.

The petrochemicals industry has experienced several years of depressed conditions and many of our styrene customers are in troubled financial condition.
     The petrochemicals industry is highly volatile and has experienced several years of depressed conditions. As a result, many of our styrene customers have suffered prolonged losses and seen their liquidity diminish. While we attempt to manage our credit exposure to our styrene customers on a case-by-case basis through a variety of methods, including requiring letters of credit, establishing credit limits or, in extreme cases, requiring cash-on-delivery for our products, we cannot be sure that our styrene customers will not default on their obligations to us. A default by one or more of our styrene customers on their payment obligations to us would have a negative effect on our financial condition, cash flows and results of operations, which effect could be material.
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
     We sell a significant portion of styrene to international customers. Our international operations are subject to risks of doing business abroad, including fluctuations in current exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest and current and changing regulatory environments. These events could have an adverse effect on our international sales in the future by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition or results of operations. We cannot guarantee that we will not be found to be operating in noncompliance with applicable customs, currency exchange control regulations, transfer pricing regulations or other laws or regulations to which we may be subject.
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
     All of the products we produce are made at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse effect on our results. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, this insurance does not provide coverage for business interruptions of less than 45 days and is limited in overall coverage.
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
Losses as a result of the September 22, 2005 incident may not be fully covered by insurance
     On September 22, 2005, during a shutdown of our Texas City plant in anticipation of Hurricane Rita, the south train superheater of our styrene production facilities was damaged in a fire. The damages and lost production caused by this event are covered under our property damage and business interruption insurance policies. We met our deductible requirements under these policies during the fourth quarter of 2005, and we expect to receive an initial payment of approximately $3 million by March 31, 2006 from the insurance carriers. We anticipate receiving additional reimbursements from our insurance carriers. However, we cannot guarantee that all of our losses from this event above our deductible limits will be recovered under our insurance policies.
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
     Environmental, health and safety laws, regulations and permit requirements, and the potential for further expanded laws, regulations and permit requirements may increase our costs or reduce demand for our products and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and can be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and can affect the manufacturing, handling, processing, distribution and use of our products. If so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we may need to make capital expenditures beyond those currently anticipated to comply with existing or future environmental or safety laws. The Texas Commission for Environmental Quality (“TCEQ”) has enacted regulations requiring significant reductions of nitrogen oxide, which apply to our Texas City facility. The TCEQ also proposed similar regulations requiring the reduction of particulate matter, which apply to our Texas City facility. Under these regulations, we are required to reduce emissions of nitrogen oxide at our Texas City facility by up to 80% by the end of 2007. During 2005, we incurred approximately $2.5 million of capital on nitrogen oxide emission improvements, and we expect to incur an additional $8 million to $10 million in capital improvements for this purpose over the next three years. The nitrogen oxide regulations covering the Houston/Galveston Area State Implementation Plan have not yet been approved by the Environmental Protection Agency (“EPA”). At the conclusion of its review of these regulations, the EPA may require further control measures, including possibly increasing the total amount of reductions of nitrogen oxide emissions required from 80% to 90% which would increase the amount of capital required to achieve compliance with these regulations.
Future problems with labor relations may negatively affect our business.
     As of December 31, 2005, we had 294 employees, 37% of whom are covered by a collective bargaining agreement with the Union, which covers all of our hourly employees at our Texas City facility. Our current collective bargaining agreement with the Union expires on May 1, 2007. Although we believe our relationship with our hourly employees is generally good, we did lock out our employees for 16 weeks in 2002, and our hourly employees engaged in a strike for one week in 2004, in both cases in connection with efforts to reach a new collective bargaining agreement. A strike in the future by the Union representing our hourly employees could have a material adverse effect on our financial condition, results of operations or cash flows.
Transactions consummated pursuant to our plan of reorganization could result in the imposition of material tax liabilities.
     Prior to our emergence from bankruptcy, we eliminated our holding company structure by merging Sterling Chemicals Holdings, Inc. with and into us. We believe that this merger qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(G) of the Internal Revenue Code (commonly referred to as a “G Reorganization”) for United States federal income tax purposes. However, if the Internal Revenue Service determines that the merger does not so qualify, we could incur additional federal income taxes of a material amount, either as a result of the merger or the consummation of the plan of reorganization. If the Internal Revenue Service successfully challenged our position, the additional tax liability would have a material adverse effect on our business, cash flows and financial condition. The Internal Revenue Service may not agree with our position and may challenge it.
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
     Ownership of our equity is significantly concentrated. Resurgence Asset Management, L.L.C. and its affiliates’ managed funds and accounts own in excess of 98% of our preferred stock and over 60% of our common stock, representing ownership of over 80% of the total voting power of our equity. Each share of our preferred stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our preferred stock are entitled to designate a number of our Directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our Directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of preferred stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of preferred stock. Consequently, each dividend paid in additional shares of our preferred stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity owned by Resurgence Asset Management, L.L.C. and its affiliates’ managed funds and accounts. In 2005, we issued an additional 508.465 shares of our preferred stock (convertible into 508,465 shares of our common stock) in dividends, which represents approximately 8% of the current total voting power of our equity securities. The concentration of ownership of our equity may depress the market value of our equity securities and the dilutive effect of dividends on our shares of preferred stock may further depress the market value of our shares of common stock.
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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, there are facilities to produce six petrochemicals products at the Texas City, Texas site: styrene, acetic acid, plasticizers, acrylonitrile, sodium cyanide and DSIDA. We own all of the real property which comprises our Texas City facility and we own the styrene, acrylonitrile, acetic acid and plasticizers manufacturing units located at the site. We have permanently shutdown our acrylonitrile, sodium cyanide and DSIDA facilities. The sodium cyanide and DSIDA facilities are currently being dismantled and we are exploring options for the acrylonitrile facility, which may include selling the facility for relocation to Asia or selling significant parts of the facility to other producers. We have also leased portions of the site to Praxair and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We continuously explore opportunities for further construction of facilities at our site. The construction of a new facility at our site by another company typically lowers our overall fixed costs for each of our operating units and provides us with additional revenue. We own 149 railcars and, at our Texas City site, we have facilities to load our products in ocean-going vessels, barges, trucks and railcars for shipment to customers throughout the world.
     Substantially all of our Texas City, Texas site, and the tangible properties located thereon, are subject to liens securing our obligations under our Senior Notes.
     We lease our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas.
     We believe our properties and equipment are sufficient to conduct our business.
Item 3. Legal Proceedings
     On July 16, 2001, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Our Plan of Reorganization was confirmed on November 20, 2002 and, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. On December 29, 2005, the Bankruptcy Court entered a final decree officially closing the two remaining bankruptcy cases of the Debtors.
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. An investigation into the incident is in its preliminary stages and the underlying cause of the accident is not yet known. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF Corporation and five other defendants seeking over $500,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock, par value $.01 per share, is currently quoted on the Over-the-Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SCHI.” The following table contains information about the high and low sales prices per share of our common stock for the last two years. Information about OTC Electronic Bulletin Board bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Electronic Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005 High	$46.50	$41.00	$37.00	$25.50
Low	$35.05	$26.00	$22.00	$11.77

2004 High	$29.00	$26.00	$25.00	$37.00
Low	$25.00	$21.00	$23.00	$23.50
     The last reported sale price per share of our common stock as reported on the OTC Electronic Bulletin Board on March 3, 2006 was $10.02. As of March 3, 2006, there were 334 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
Dividend Policy
     We have not declared or paid any cash dividends with respect to our common stock since we emerged from bankruptcy in December 2002. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, we cannot pay dividends on our shares of common stock under the indenture for our Secured Notes or our Revolver. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under our existing debt instruments and other factors deemed relevant by our Board of Directors.
Equity Compensation Plan
     Under our 2002 Stock Plan, officers, key employees and consultants, as designated by our Board of Directors or Compensation Committee, may be issued stock options, stock awards, stock appreciation rights or stock units. Our 2002 Stock Plan is administered by our Board of Directors, in consultation with our Compensation Committee, and may be amended or modified from time to time by our Board of Directors in accordance with its terms. Our Board of Directors or Compensation Committee determines the exercise price of stock options, any applicable vesting provisions and other terms and provisions of each grant in accordance with our 2002 Stock Plan. Options granted under our 2002 Stock Plan become fully exercisable in the event of the optionee’s termination of employment by reason of death, disability or retirement, and may become fully exercisable in the event of a “change of control.” No option may be exercised after the tenth anniversary of the date of grant or the earlier termination of the option. We have reserved 363,914 shares of our common stock for issuance under the 2002 Stock Plan (subject to adjustment). On February 11, 2003, we granted certain of our officers and key employees options to purchase 326,000 shares of our common stock under the 2002 Stock Plan at an exercise price of $31.60 per share, 15,833 of which have been exercised and 59,167 of which have lapsed or expired without being exercised. On November 5, 2004, we granted one of our officers options to purchase 27,500 shares of our common stock under the 2002 Stock Plan at an exercise price of $31.60 per share. We have not made any other awards under the 2002 Stock Plan.
     The following table provides information regarding securities authorized for issuance under our 2002 Stock Plan as of December 31, 2005:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column
Equity compensation plans approved by security holders(1)	278,500	$31.60	85,414
Equity compensation plans not approved by security holders	—	—	—

Total	278,500	$31.60	85,414

(1)	Our 2002 Stock Plan was authorized and established under our Plan of Reorganization, which became effective on December 19, 2002. Our Plan of Reorganization provided that, without any further act or authorization, confirmation of our Plan of Reorganization and entry of the confirmation order was deemed to satisfy all applicable federal and state law requirements and all listing standards of any securities exchange for approval by the board of directors or the stockholders of our 2002 Stock Plan. No additional stockholder approval of our 2002 Stock Plan has been obtained.

Item 6. Selected Financial Data
     The following table sets forth selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.
     On July 16, 2001, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. Our Plan of Reorganization was confirmed on November 20, 2002 and, on December 19, 2002 the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. On December 29, 2005, the Bankruptcy Court entered a final decree officially closing the two remaining bankruptcy cases of the Debtors. During the period from July 16, 2001 through December 19, 2002, the Debtors operated their respective businesses as debtors-in-possession pursuant to the Bankruptcy Code. Due to the Debtors’ emergence from bankruptcy and the implementation of fresh-start accounting, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002. Prior to December 6, 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Sterling Chemicals Holdings, Inc. and, accordingly, per share data prior to December 19, 2002 is not presented.
     The consolidated statements of operations information for the years ended December 31, 2005, 2004 and 2003 and the transition period from December 20, 2002 to December 31, 2002, and the consolidated balance sheet information at December 31, 2005, 2004, 2003 and 2002, reflect the financial position and operating results after giving effect to our Plan of Reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, such financial information is not comparable to the historical financial information before December 20, 2002. During 2002, we changed our year end from September 30 to December 31.

	Reorganized Sterling				Predecessor Sterling
	Year ended	Year ended	Year ended	December 20 to	October 1 to
	December 31,	December 31,	December 31,	December 31,	December 19,	Fiscal Year Ended September 30,
	2005	2004	2003	2002	2002	2002	2001
	(In Thousands, Except Per Share Data)
Operating Data:

Revenues	$641,886	$655,353	$518,772	$12,211	$98,575	$375,095	$381,670

Gross profit (loss)	(11,248)	22,344	23,790	1,494	6,471	47,530	(22,398)

Income (loss) from continuing operations(1)	(18,508)	(39,881)	1,270	(553)	230,145	(32,685)	(105,511)

Income (loss) from discontinued operations(2)	(11,060)	(22,763)	(15,469)	(991)	188,466	(3,301)	(76,199)

Per Share Data:

Net loss attributable to common stockholders	(12.94)	(24.30)	(6.84)	(0.61)	—	—	—

Net income (loss) from continuing operations attributable to common stockholders	(9.03)	(16.24)	(1.36)	(0.26)	—	—	—

Cash dividends	—	—	—	—	—	—	—

	Reorganized Sterling				Predecessor Sterling
	Year ended	Year ended	Year ended	December 20 to	October 1 to
	December 31,	December 31,	December 31,	December 31,	December 19,	Fiscal Year Ended September 30,
	2005	2004	2003	2002	2002	2002	2001
	(In Thousands, Except Per Share Data)
Balance Sheet Data:

Working capital(3)	$76,605	$106,767	$137,412	$149,518	$163,638	$154,988	$218,107

Total assets	386,594	473,553	550,503	547,170	546,014	489,648	511,850

Long-term debt (excluding current portion of long-term debt)(4)	100,579	100,579	100,579	94,275	94,275	—	42,270

Stockholders’ equity (deficiency in assets)	80,285	120,083	189,436	209,011	210,725	(611,477)	(563,582)

(1)	During 2004, we recorded a $48.5 million goodwill impairment charge. Also during 2004, we recorded a pension curtailment gain of $13 million. The period from October 1, 2002 through December 19, 2002 includes a net loss on fresh-start adjustments of $203 million along with a net gain on debt restructuring of $458 million. During fiscal 2002, we recorded $56.8 million of deferred tax expense to reflect a full valuation allowance on our U.S. deferred tax assets.

(2)	During 2005, we announced that we were exiting the acrylonitrile business and related derivatives operations. On December 19, 2002, pursuant to our Plan of Reorganization, the Debtors’ pulp chemicals business was sold to Superior Propane, Inc. for approximately $373 million and the Debtors’ acrylic fibers business was sold to local management of that business for nominal consideration. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows, and the assets and liabilities of these businesses have been presented separately as assets and liabilities related to discontinued operations in our consolidated balance sheet. During 2004, we recorded a $22 million pre-tax impairment charge related to our acrylonitrile long-lived assets.

(3)	Working capital at December 31, 2005, 2004, 2003, 2002 and September 30, 2002 and 2001 includes net assets (liabilities) of discontinued operations of $(2) million, $55 million, $57 million, $27 million, $164 million and $178 million, respectively. Working capital at September 30, 2002 and 2001 excludes pre-petition liabilities.

(4)	Excludes long-term debt of $418.4 million and $295.0 million, classified as pre-petition liabilities – subject to compromise and pre-petition liabilities – not subject to compromise, respectively for September 30, 2002 and 2001.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are styrene, acetic acid and plasticizers. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships, and the balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that expires in 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term production agreement that expires in 2013, subject to some limited early termination rights held by BASF.
     We manufacture all of our petrochemicals products at our world scale facility in Texas City, Texas. This facility is strategically located on a deepwater port, and also has truck and railcar loading and unloading facilities, giving us the ability to accept shipment of our major raw materials in the most efficient manner and load shipments of our petrochemicals products for delivery throughout the world. As set forth below, our rated annual production capacity at December 31, 2005 is among the highest in North America for styrene and acetic acid.

		Percent of
		Total North
	Rated Annual	American	North American	Global
Product	Production Capacity	Capacity	Market Position	Production Capacity
Styrene	1.7 billion pounds	11%	4	60 billion pounds

Acetic Acid	1.1 billion pounds	17%	3	22 billion pounds
     We own the styrene, acetic acid and plasticizers manufacturing units located at our Texas City facility. We have also leased portions of our Texas City site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We lease the space for our principal offices, which are in Houston, Texas.
     We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. Styrene is a commodity and exhibits wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. The acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The market for styrene roughly follows repetitive cycles, and general trends in the supply and demand balance may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable.
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
     Styrene. Styrene prices were fairly high, from a historical perspective, during 2004 and 2005. However, over the last two years, the styrene industry has experienced significant changes, with these historically high styrene prices being driven by higher benzene costs rather than improved margins on styrene sales. In April 2004, prices for benzene, one of the primary raw materials in the production of styrene, escalated to historical highs for both spot and contract volumes. Prices for benzene continued to rise over the course of the second and third quarters of 2004 and, since that time, prices have been extremely volatile but have continued to remain above historical norms. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, these historically high raw material costs have made it difficult for United States styrene producers to realize meaningful margins on their styrene sales. While styrene margins have been compressed, absolute styrene sales prices continue to be very high, from a historical perspective resulting in negative impacts on demand growth for styrene.
     Many industry experts had been forecasting that the balance of supply and demand for styrene would favor producers over the near-term, especially in the Asian markets. Over the last five years, China has been the driver for growth in styrene demand, representing around 75% of the world’s new styrene demand in that period. Historically, we have positioned ourselves to take advantage of peaks in the Chinese styrene markets, with only 50% of our styrene capacity being committed under long-term arrangements. However, over the last two years, relatively high benzene and natural gas prices have significantly limited our ability to sell styrene into the Chinese markets, and high styrene prices have reduced styrene demand growth rates. We expect these dynamics to continue throughout 2006. Further complicating our ability to sell styrene into the Chinese markets is the announcement by several of our competitors of their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame. Several of these facilities appear likely to startup during this period, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in market demand.
     Given the market conditions in the Chinese markets and the high domestic raw materials and energy costs we have been experiencing, most of our styrene sales over the last two years have been made to customers in NAFTA countries and South America. We expect that most our styrene sales in the next three to five years will continue to be in these areas. Consequently, we intend to focus our efforts on increasing market share in these areas, with periodic Asian styrene sales on an opportunistic basis, until market conditions in Asia become more viable for North American styrene producers. We cannot, however, guarantee that we will be successful in increasing our market share in these areas during that period or guarantee when, or if, market conditions for North American styrene producers will improve in Asia.
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. We re-started the north train of our styrene facilities in mid–February and re-started the south train of our styrene facility in early March. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. We estimate the cost for repairs to be approximately $10 million.
     Acetic Acid. Margins for acetic acid have grown steadily over the past several years, with our profitability for acetic acid reaching record levels in 2004 and continuing strong in 2005, despite a scheduled one-month maintenance turnaround. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing just over 40% of total demand. From 2005 to 2009, global production of vinyl acetate monomer is expected to increase from 7.3 billion pounds to 8.3 billion pounds. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that extends until at least 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
     Several acetic acid capacity additions occurred in 1998 and 1999, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to one billion pounds. In late 2000, BP Chemicals and Celanese AG (the two largest producers of acetic acid in the world) began operating 880 million-pound and 1.1 billion-pound acetic acid production units in Malaysia and Singapore, respectively. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. In addition, BP Chemicals has announced that it will close two of its outdated production units at its Hull, England acetic acid production facilities in 2006, which account for an annual production capacity of approximately 500 million pounds of acetic acid, some of which is currently sold in the European and South American markets. During 2005, we expanded the capacity of our acetic acid plant to approximately 1.1 billion pounds rated annually.
     Plasticizers. Historically we have produced only linear plasticizers, which typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. Due to the limited supply and the high price of linear alpha-olefins feedstocks, branched propylene-based products, or possibly C4-based products, will probably replace linear plasticizers for most applications over the long-term. We are currently in the process of modifying our plasticizers facilities, and BASF is also modifying its own Pasadena, Texas plasticizers facilities, to produce lower cost-branched plasticizers products.
Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which includes sodium cyanide and DSIDA. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses, which sustained gross losses of $7 million during the first six months of 2005 and $28 million and $36 million during 2004 and 2003, respectively, had been shut down since February of 2005 following a force majeure event involving the availability of propylene.
     The closure of these facilities is expected to result in cash costs of between $10 million and $12 million (before taxes). These costs include payment of contractual obligations, employee severance and decommissioning costs. Approximately $6 million of these cash costs were expensed in 2005, with the balance expected to be expensed during the first half of 2006. In addition, during the third quarter of 2005, there was an approximately $3 million (before taxes) impairment charge related to our acrylonitrile and derivatives operations and a curtailment gain totaling $1.2 million due to workforce reductions.
     We plan to reduce our workforce by 20 employees in connection with our exit from these businesses, which will result in a charge to operating income during 2006 of approximately $0.4 million for severance payments. After this workforce reduction, we will have reduced our total headcount in connection with the exit from these businesses by approximately 50 people. We intend to seek alternative uses of the space and infrastructure that was associated with the acrylonitrile and derivatives operations, although we cannot guarantee that we will be able to develop any alternative uses for that space or infrastructure.
Results of Operations
     The following table sets forth revenues, gross profit (loss), operating income (loss) from continuing operations and net income (loss) from continuing operations for 2005, 2004 and 2003:

	Year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Revenues:	$641,886	$655,353	$518,772

Gross profit (loss):	(11,248)	22,344	23,790

Operating income (loss) from continuing operations:	(19,059)	(22,192)	11,757

Income (loss) from continuing operations	(18,508)	(39,881)	1,270
Comparison of 2005 to 2004
  Revenues, Gross Profit (Loss) and Net Income (Loss) from continuing operations
     Our revenues were $642 million in 2005, a decrease of 2% from the $655 million in revenues we recorded in 2004. This decrease in revenues resulted primarily from a reduction in styrene revenues due to a change in customer mix and lost volumes of styrene following the fire that occurred in our styrene unit in September 2005. As a result of this curtailed ability to produce styrene, we sold a larger percentage of our overall styrene sales under conversion arrangements during 2005. We recorded a net loss from continuing operations of $19 million for 2005, compared to a net loss of $40 million recorded in 2004. This reduction in net loss was primarily due to the absence of the impairment of $48 million for goodwill which occurred in 2004, partially offset by a reduction in gross profit in 2005 due to the impact of Hurricane Rita and the resulting fire in our styrene facility mentioned above.
     Revenues from our styrene operations were $514 million in 2005, a decrease of 3% from the $530 million in revenues we recorded in 2004. Direct sales prices for styrene increased 6% from those realized during 2004. Spot prices for styrene, a component of our direct sales prices, ranged from $0.44 to $0.62 per pound during 2005, compared to $0.37 to $0.63 per pound during 2004. Our total sales volumes for styrene in 2005 were 1% lower than 2004. During 2005, prices for benzene, one of the primary raw materials required for styrene production, increased 2% over the prices we paid for benzene in 2004, and prices for ethylene, the other primary raw material required for styrene production, were 35% higher than the prices we paid for ethylene in 2004. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 23% during 2005 compared to average natural gas costs during 2004. Margins on our styrene sales in 2005 decreased from those realized in 2004, primarily as a result of higher raw materials costs and the impact of Hurricane Rita and the resulting fire in our styrene facility mentioned above.
     Revenues from acetic acid and plasticizers were $128 million in 2005, a slight increase from the $126 million in revenues we recorded in 2004. This slight increase in revenues resulted from a 7% increase in acetic acid revenues offset by a 6% decrease in plasticizers revenues. We achieved record monthly production rates in our acetic acid business during 2005.
Organizational efficiency project
     During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. During 2005, we reduced our fixed costs by more than $20 million, representing a 15% reduction in our annual fixed costs. Approximately 10% to 15% of these cost savings accrue to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. Our actual future level of savings from our cost reduction initiatives may be impacted by a variety of factors, including operating rates of our production units and sales volumes of our products, and may, consequently, be lower than our expectations.
SG&A Expenses
     Our SG&A expense from continuing operations was $8 million in 2005 compared to $11 million in 2004. This reduction was primarily due to a $2 million reduction in our allowance for doubtful accounts resulting from a decrease in total accounts receivable, as well as a decrease in balances with customers having greater credit risk.

Provision (benefit) for income taxes
     During 2005, our effective tax rate was 37% compared to 16% in 2004. This difference in the effective rate was a result of the $48.5 million impairment of goodwill recorded during 2004, which was a non-tax deductible charge.
Loss from Discontinued Operation, net of tax
     We recorded a net loss from discontinued operations of $11 million in 2005 compared to a loss of $23 million in 2004. The loss of $11 million in 2005 includes costs of $9 million related to our exit from the acrylonitrile and related derivatives businesses. These costs included accruals for contractual obligations due in 2006 and asset impairments. The loss of $23 million in 2004 includes a pre-tax impairment charge of our long-lived acrylonitrile assets of $22 million.
Comparison of 2004 to 2003
  Revenues, Gross Profit (Loss) and Net Income (Loss) from continuing operations
     Our revenues were $655 million in 2004, an increase of 26% from the $519 million in revenues we received in 2003. This increase in revenues resulted primarily from higher styrene sales prices during 2004. We recorded a net loss from continuing operations of $40 million for 2004, compared to net income of $1 million recorded in 2003. This increase in net loss was primarily due to the impairment of $48 million of goodwill recorded in 2004.
     Revenues from our styrene operations were $530 million in 2004, an increase of 30% from the $409 million in revenues we recorded in 2003. Direct sales prices for styrene in 2004 increased 49% from those realized during 2003. Spot prices for styrene, a component of our direct sales prices, ranged from $0.37 to $0.63 per pound during 2004, compared to $0.26 to $0.37 per pound during 2003. However, our total sales volumes for styrene in 2004 were 11% lower than 2003. The decrease in sales volumes during 2004 was primarily attributable to the one-month scheduled maintenance turnaround that we completed during the first quarter of 2004. During 2004, prices for benzene, one of the primary raw materials required for styrene production, were 92% higher than the prices we paid for benzene in 2003, and prices for ethylene, the other primary raw material required for styrene production, were 35% higher than the prices we paid for ethylene in 2003. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 11% during 2004 compared to average natural gas costs during 2003. Margins on our styrene sales in 2004 decreased from those realized in 2003, as the increases in our raw materials and energy costs more than offset the increases in our styrene sales prices. Towards the end of 2004, spot prices for benzene sharply declined from the historically high levels seen during the third quarter of 2004. At the end of December 2004, spot prices for benzene dropped to approximately $2.60 per gallon from their historical high in the third quarter of 2004 of around $4.00 per gallon. As benzene prices have the greatest impact on the variable manufacturing costs of styrene, the decrease in benzene prices resulted in downward pressure on styrene sales prices, which in turn resulted in a lower-of-cost-or-market adjustment to the carrying values of our December 31, 2004 ending inventories of styrene and its raw materials by approximately $14 million.
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
Organizational efficiency project
     In implementing our cost savings initiatives during 2004, we incurred approximately $5.9 million in costs related to these projects, including $3.9 million for employee severance and benefit costs, of which $2.4 million was incurred during the fourth quarter of 2004.
SG&A Expenses
     Our SG&A expense from continuing operations was $11 million in 2004 compared to $16 million in 2003. This reduction in SG&A expense was largely due to the absence of bankruptcy-related professional fees incurred in 2003.

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
     For the impairment analysis, recoverability was determined by comparing the estimated fair value of the assets, utilizing the present value of expected net cash flows, to the carrying value of the assets. In determining the present value of expected net cash flows, we estimated future net cash flows from the assets and the timing of those cash flows and then applied a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we used was based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we used in estimating future cash flows were consistent with our internal planning.
Gain on pension curtailment
     Effective as of January 1, 2005, we froze all accruals under our defined benefit pension plan for our salaried employees, which resulted in a plan curtailment under Statement of Financial Accounting Standards (“SFAS”) No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result, we recorded a pretax curtailment gain of $13 million in the fourth quarter of 2004. At the time we froze accruals under our defined benefit pension plan, we also increased the company match for employee contributions under our 401(k) plan.
Gain on sale of methanol plant
     On December 29, 2004, we completed the sale of our idled methanol plant to Sigma Investment Holdings, L.L.C. (“Sigma”). Sigma is in the process of dismantling the methanol plant, and they have indicated that they intend to reassemble the methanol plant in Asia. Under our Methanol Production Agreement with BP Chemicals, BP Chemicals is entitled to a portion of the net proceeds from the sale of our methanol plant. After taking into account sales commissions and various costs and estimated expenses we will be required to incur in connection with dismantling the methanol plant, as well as the distribution to BP Chemicals, we generated a pre-tax gain of $2.4 million during the fourth quarter of 2004 from the sale of our methanol plant.
Other Expense (Income)
     We recorded no other income in 2004 compared to the $4 million in other income we recorded in 2003, which primarily consisted of a $3.7 million sales tax refund we received from the State of Texas.
Provision (benefit) for income taxes
     During 2004, our effective tax rate was 22% compared to 37% in 2003. The difference from the statutory rate in 2004 was a result of the $48.5 million impairment of goodwill of recorded during 2004, which was a non-tax deductible charge.
Loss from Discontinued Operations, net of tax
     We recorded a net loss from discontinued operations of $23 million in 2004 compared to a loss of $15 million in 2003. The loss of $23 million in 2004 includes a pre-tax impairment charge of our long-lived acrylonitrile assets of $22 million.
Liquidity and Capital Resources
     On December 19, 2002, we issued $94.3 million in original principal amount of our Secured Notes. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), our only wholly owned subsidiary. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.

     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3 / 8 % per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolver. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
     On December 19, 2002, we also established our Revolver, which provides up to $100 million in revolving credit loans, subject to borrowing base limitations. Our Revolver has an initial term ending on September 19, 2007. Under our Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the year ended December 31, 2005 was 6.22%. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion. Available credit is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2005, total credit available under our Revolver was limited to $46 million due to these borrowing base limitations. As of December 31, 2005, there were no loans outstanding under our Revolver, and we had $2 million in letters of credit outstanding.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver) was $86 million at December 31, 2005, an increase of $30 million compared to our liquidity at December 31, 2004. Our liquidity increased primarily due to the reduction in working capital that followed the shutdown of our acrylonitrile facility in February 2005 and subsequent exit from the acrylonitrile and derivatives businesses. We expect our liquidity to be lower by the end of the first quarter of 2006, as the cost of the turnaround of our styrene unit, including maintenance expense, catalyst installation and capital projects, is expected to be approximately $20 million during this period. We also expect to receive insurance proceeds related to the fire in our styrene facility of approximately $3 million, which we expect to receive by March 31, 2006. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot guarantee that our liquidity will be adequate during any particular period.
Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $79 million at December 31, 2005, an increase of $28 million from our working capital at December 31, 2004, excluding discontinued

operations. This increase in working capital resulted primarily from a reduction in our accounts receivable and inventories, partially offset by a decrease in accounts payable.
     Our working capital relating to discontinued operations was a net liability of $2 million at December 31, 2005 compared to a net asset of $55 million at December 31, 2004. This reduction was primarily due to the monetization of the accounts receivable and inventories associated with the acrylonitrile business and related derivative operations.
Cash Flow
     Net cash provided by our operations was $68 million in 2005, compared to net cash used in our operations of $47 million in 2004. This improvement in net cash flow in 2005 was primarily driven by a reduction in inventories and accounts receivable offset by a decrease in accounts payable. These reductions were primarily due to our exit from the acrylonitrile and related derivative businesses.
     Net cash flow used in our investing activities was $10 million in 2005 and $11 million in 2004, primarily relating to capital expenditures.
     Net cash flow used in financing activities was $18 million in 2005, consisting of a repayment of $18 million borrowed under our Revolver in 2004.
Capital Expenditures
     Our capital expenditures were $9 million in 2005, $15 million in 2004 and $16 million in 2003. Capital expenditures are expected to be approximately $20 million in 2006. These capital expenditures will primarily be for projects associated with the styrene turnaround during the first quarter of 2006, including capital expenditures related to the damages caused by the fire in our styrene unit, routine safety, environmental and replacement capital and the continuation of capital projects related to the reduction of emissions of nitrogen oxide and highly volatile organic compounds required under the State Implementation Plan adopted by the Texas Commission for Environmental Quality related to compliance with the ozone provisions of the Clean Air Act.
     Our capital expenditures for environmentally related prevention, containment and process improvements were approximately $2 million in 2005 and $8 million in 2004. We anticipate spending approximately $2 million on these types of expenditures during 2006.
Contractual Cash Obligations
     The following table summarizes our significant contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Less than 1			More than
	year (1)	1-3 years	4-5 years	5 years	Total
	(Dollars in Thousands)
Long-term debt	$—	$100,579	$—	$—	$100,579
Interest payments on long-term debt	10,058	10,058	—	—	20,116
Operating leases	293	879	586	513	2,271
Purchase obligations (2)	80,000	135,000	59,000	149,000	423,000
Pension and other postretirement benefits	9,472	17,856	8,142	30,491	65,961
Contractual obligations of discontinued operations	3,800	—	—	—	3,800

Total	$103,623	$264,372	$67,728	$180,004	$615,727

(1)	Payment obligations under our Revolver are not presented because there were no outstanding borrowings at December 31, 2005 and interest payments fluctuate depending on the interest rate and outstanding balance under our Revolver at any point in time.

(2)	For the purposes of this table, we have considered contractual obligations for the purchase of goods or services as agreements involving more than $1 million that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Most of the purchase obligations identified include variable pricing provisions. We have estimated the future prices of these items, utilizing forward curves where available. The pricing estimated for use in this table is subject to market risk.
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
Inventories
     Inventories are carried at the lower-of-cost-or-market value. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. As of December 31, 2005 and 2004, this comparison led to a lower-of-cost-or-market adjustment of $3 million and $16 million, respectively. We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us in connection with these exchange agreements are included in inventory.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of these assets. If these projected cash flows from these assets are less than the carrying amount of these assets, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we use in estimating future cash flows are consistent with our internal planning.
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
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. We currently expense the costs of turnarounds as the associated expenses are incurred. Prior to our adoption of fresh-start accounting, we had accrued these costs over the expected period between turnarounds. As expenses for turnarounds can be significant, the impact of expensing turnaround costs as they are incurred can be material for financial reporting periods during which the turnarounds actually occur.
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
     In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.” This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to financial statements, we do not record compensation expense for stock-based compensation. Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.
     In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 announces the position of the staff of the Securities and Exchange Commission regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain rules and regulations of the Securities and Exchange Commission, as well as providing the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently evaluating the effect of SAB No. 107 on our consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” Under FIN 47, a liability for the fair value of a conditional asset retirement obligation is recognized when incurred if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation did not have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the accounting for and reporting of a change in accounting principles. Under SFAS No. 154, a company that makes a voluntary change in accounting principles must apply that change retrospectively to prior period financial statements, unless that application would be impracticable. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.”

								Fair Value
								December 31,
Expected Maturity Dates	2006	2007	2008	2009	2010	Thereafter	Total	2005
	(Dollars in Thousands)
Secured Notes	—	100,579	—	—	—	—	100,579	95,625
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price.

Item 8. Financial Statements and Supplementary Data

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
	(Dollars in Thousands, Except Share Data)
Revenues	$641,886	$655,353	$518,772
Cost of goods sold	653,134	633,009	494,982

Gross profit (loss)	(11,248)	22,344	23,790

Selling, general and administrative expenses	7,811	11,413	15,553
Impairment of long-lived assets	—	48,463	—
Gain on pension curtailment	—	(12,944)	—
Gain on sale of methanol plant	—	(2,396)	—
Other expense (income)	—	—	(3,520)
Interest and debt related expenses, net of interest income	10,090	10,427	9,729

Income (loss) from continuing operations before income tax	(29,149)	(32,619)	2,028

Provision (benefit) for income taxes	(10,641)	7,262	758

Income (loss) from continuing operations	(18,508)	(39,881)	1,270

Loss from discontinued operations, net of tax	(11,060)	(22,763)	(15,469)

Net loss	(29,568)	(62,644)	(14,199)
Preferred stock dividends	7,014	5,994	5,125

Net loss attributable to common stockholders	$(36,582)	$(68,638)	$(19,324)

Income (loss) per share of common stock, basic and diluted:
Income (loss) from continuing operations	$(9.03)	$(16.24)	$(1.36)
Loss from discontinued operations	(3.91)	(8.06)	(5.48)

Earnings per share, basic and diluted	$(12.94)	$(24.30)	$(6.84)

Weighted average shares outstanding:
Basic and diluted	2,827,795	2,825,000	2,825,000
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,197	$1,901
Accounts receivable, net of allowance of $953 and $3,092, respectively	57,261	63,603
Inventories, net	39,094	77,226
Prepaid expenses and other current assets	4,888	4,198
Deferred tax asset	2,802	3,655
Assets of discontinued operations	1,791	64,915

Total current assets	148,033	215,498

Property, plant and equipment, net	230,018	248,076
Other assets, net	8,543	9,979

Total assets	$386,594	$473,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,912	$57,773
Accrued liabilities	23,690	23,787
Current portion of long-term debt	—	17,684
Liabilities of discontinued operations	3,826	9,487

Total current liabilities	71,428	108,731

Long-term debt	100,579	100,579
Deferred income tax liability	8,196	28,407
Deferred credits and other liabilities	77,804	74,464
Redeemable preferred stock	48,302	41,289
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	192,551	199,408
Accumulated deficit	(107,955)	(78,387)
Accumulated other comprehensive loss	(4,339)	(966)

Total stockholders’ equity	80,285	120,083

Total liabilities and stockholders’ equity	$386,594	$473,553

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
	(Amounts in Thousands)
Balance, December 31, 2002	2,825	$28	$210,527	$(1,544)	$—	$209,011
Comprehensive loss:
Net loss	—	—	—	(14,199)	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(251)
Comprehensive loss						(14,450)
Preferred stock dividends	—	—	(5,125)	—	—	(5,125)

Balance, December 31, 2003	2,825	$28	$205,402	$(15,743)	$(251)	$189,436
Comprehensive loss:
Net loss	—	—	—	(62,644)	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(715)
Comprehensive loss						(63,359)
Preferred stock dividends	—	—	(5,994)	—	—	(5,994)

Balance, December 31, 2004	2,825	$28	$199,408	$(78,387)	$(966)	$120,083

Comprehensive loss:
Net loss	—	—	—	(29,568)	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(3,373)
Comprehensive loss						(32,941)
Preferred stock dividends	—	—	(7,014)	—	—	(7,014)
Exercised stock options	3		157			157

Balance, December 31, 2005	2,828	$28	$192,551	$(107,955)	$(4,339)	$80,285

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$(29,568)	$(62,644)	$(14,199)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,342	28,693	27,656
Interest amortization	400	398	383
Impairment of long-lived assets	—	70,498	—
Gain on pension curtailment	—	(12,944)	—
Lower-of-cost-or-market adjustment	2,738	16,407	—
Gain on sale of methanol plant	—	(2,396)	—
Deferred tax benefit (expense)	(18,905)	(16,529)	(7,986)
Other	156	1	(252)
Change in assets/liabilities:
Accounts receivable	54,850	(25,509)	(45,750)
Inventories	45,772	(42,804)	(30,572)
Prepaid expenses	(690)	2,232	(1,869)
Other assets	(1,003)	(3,650)	2,127
Accounts payable	(23,348)	2,427	31,688
Accrued liabilities	4,396	(1,879)	3,714
Other liabilities	(33)	286	(6,725)

Net cash provided by operating activities	68,107	(47,413)	(41,785)

Cash flows from investing activities:
Capital expenditures	(9,460)	(14,771)	(15,649)
Cash used for the methanol dismantling	(667)	—	—
Net proceeds from the sale of methanol fixed assets assets	—	4,017	—

Net cash used in investing activities	(10,127)	(10,754)	(15,649)

Net cash provided by (used in) financing activities — net borrowings (repayments) under the Revolver	(17,684)	17,684	—

Net increase in cash	40,296	(40,483)	(57,434)
Cash and cash equivalents beginning of period	1,901	42,384	99,818

Cash and cash equivalents end of year	$42,197	$1,901	$42,384

Supplement disclosures of cash flow information:
Interest paid, net of interest income received received	$10,726	$10,957	$3,575
Cash paid for reorganization items	—	—	13,115
Cash paid for income taxes	59	50	175
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, we produce styrene, acetic acid and plasticizers. We own all of the real property which comprises our Texas City facility and we own the styrene, acrylonitrile, acetic acid and plasticizers manufacturing units located at the site. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We have also leased portions of the site to Praxair Hydrogen Supply, Inc. (“Praxair”) and S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., which constructed a partial oxidation unit and a cogeneration facility, respectively, on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products.
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
Allowance for Doubtful Accounts
     Accounts receivable is presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectibility, adjust the allowance account accordingly. As of December 31, 2005 and 2004, the allowance for doubtful accounts was $1.0 million and $3.0 million, respectively. Bad debt expense (benefit) for 2005, 2004 and 2003, was ($2.1 million), $0.4 million and $0.5 million, respectively. The decrease of $2 million in the allowance for doubtful accounts as of December 31, 2005 primarily resulted from a decrease in total accounts receivable, as well as a reduction in receivable balances of several large higher-risk accounts.
Inventories
     Inventories are stated at the lower-of-cost-or-market. As of December 31, 2005 and 2004, a lower-of-cost-or-market adjustment of approximately $3 and $16 million, respectively, was recorded. Cost is primarily determined on the first-in, first-out basis, except for stores and supplies, which are valued at average cost.
     We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us are included in inventory.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for 2005, 2004 and 2003 was $1.0 million, $0.9 million and $0.6 million, respectively.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. Costs of turnarounds are expensed as incurred. As expenses for turnarounds can be significant, the impact of expensing the costs of turnarounds can be material for financial reporting periods during which the turnarounds actually occur.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of these assets. If these projected cash flows from these assets are less than the carrying amount of these assets, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we use in estimating future cash flows are consistent with our internal planning. During 2004, we recorded a pre-tax impairment charge of $22 million relating to our long-lived acrylonitrile assets, which is included in loss from discontinued operations.
Goodwill
     As of December 31, 2005 and 2004, there is no goodwill recorded on our consolidated balance sheets. During 2004, we recorded an impairment charge of $48 million to write-off our then-existing goodwill. This impairment was determined by comparing the estimated fair value, utilizing the present value of expected net cash flows, to the carrying value of our goodwill. In determining the present value of expected net cash flows, we estimated our future net cash flows and the timing of the cash flows and then applied a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we used was based on independently calculated risks for a composite group of commodity chemical companies, our target capital mix and an estimated market risk premium. The assumptions we used in estimating future cash flows were consistent with our internal planning.
Debt Issue Costs
     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $0.4 million, $0.4 million and $0.3 million for 2005, 2004 and 2003, respectively.
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
Environmental Costs
     Environmental costs are expensed as incurred unless the expenditures extend the economic useful life of the related assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining life of those

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.
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
Earnings (Loss) Per Share
     Basic earnings per share (“EPS”) is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ending December 31, 2005, 2004 and 2003, we had no dilutive securities outstanding.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no options were granted in 2005):

	2004	2003
Expected life (years)	10.0	10.0
Expected volatility	42.0%	42.0%
Expected dividend yield	—	—
Risk-free interest rate	3.85%	3.85%
Weighted-average fair value of options granted during the year	$12.95	$18.58
     The following table illustrates the effect on our net loss and loss per share attributable to common stockholders if compensation costs for stock options issued under our 2002 Stock Plan had been recorded pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” for the years ended December 31, 2005 and 2004. There were no options outstanding under our 2002 Stock Plan prior to February 11, 2003.

	For the Year Ended December 31,
	2005	2004
	(Dollars in Thousands, Except Share Data)
Net loss attributable to common stockholders, as reported	$(36,582)	$(68,638)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	157	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(606)	(1,147)

Pro forma net loss	$(37,031)	$(69,785)

Loss per share attributable to common stockholders:
As reported	$(12.94)	$(24.30)
Pro forma	(13.10)	(24.70)
3. DISCONTINUED OPERATIONS
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which includes sodium cyanide and disodium iminodiacetic acid (“DSIDA”). Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses, which sustained gross losses of $7 million during the first six months of 2005 and $28 million and $36 million during 2004 and 2003, respectively, had been shut down since February of 2005 following a force majeure event involving the availability of propylene.
     The closure of these facilities is expected to result in cash costs of between $10 million and $12 million (before taxes). These costs include payment of contractual obligations, employee severance and decommissioning costs. Approximately $6 million of these cash costs were expensed in 2005, with the balance expected to be expensed during the first half of 2006. In addition, during the third quarter of 2005, there was an approximately $3 million (before taxes)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment charge related to our acrylonitrile and derivatives operations and a curtailment gain totaling $1.2 million due to workforce reductions.
     We plan to reduce our workforce by 20 employees in connection with our exit from these businesses, which will result in a charge to operating income during 2006 of approximately $0.4 million for severance payments. After this workforce reduction, we will have reduced our total headcount in connection with the exit from these businesses by approximately 50 people. We intend to seek alternative uses of the space and infrastructure that was associated with the acrylonitrile and derivatives operations, although we cannot guarantee that we will be able to develop any alternative uses for that space or infrastructure.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in the consolidated statement of operations and cash flows, and the assets and liabilities of these businesses have been presented separately in our consolidated balance sheet.
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of December 31, 2005 and 2004 were as follows:

	Year ended December 31,
	2005	2004
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$963	$49,471
Inventories	376	10,754
Deferred tax asset	—	453
Property, plant and equipment, net	—	522
Other assets	452	3,715

Total	$1,791	$64,915

Liabilities of discontinued operations:
Accounts payable	$—	9,487
Accrued liabilities	3,826	—

Total	$3,826	$9,487

     Revenues and pre-tax losses from discontinued operations for the years ended December 31, 2005, 2004 and 2003 are presented below:

	Year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Revenues	$43,374	$196,309	$74,019
Loss before income taxes	17,420	42,025	23,135
     Current severance and contractual obligations are detailed below:

			Accrued as of
	Accrued in 2005	Cash payments	December 31, 2005
	(Dollars in Thousands)
Severance accrual	$568	$(91)	$477
DSIDA contractual obligation	2,853	—	2,853
DSIDA dismantling costs	496	—	496

Totals	$3,917	$(91)	$3,826

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to our decision to exit the acrylonitrile and derivative businesses, on May 31, 2005, we entered into a Separation Agreement with O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (“BP Chemicals”). Under the Separation Agreement:
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
In addition, on May 31, 2005, Innovene Chemicals made a one-time payment to us of $0.7 million; ANEXCO, LLC made an initial distribution to us of $4.8 million and we made a few small payments to Innovene Chemicals and ANEXCO, LLC for services performed prior to the termination of the agreements. ANEXCO, LLC made a subsequent distribution to us of $1.5 million on July 15, 2005, and we received a final distribution of $1.2 million on November 30, 2005. These cash payments are reflected in discontinued operations. No other payments were or are required in connection with the settlement of the force majeure dispute or the termination of the acrylonitrile-related agreements.
     The Separation Agreement did not impact any other commercial relationships between any of the parties, such as the acetic acid production agreement between BP Chemicals and us. In addition, we expect to continue purchasing raw materials related to our styrene business from Innovene Chemicals or BP Chemicals.
     During the second quarter of 2005, we provided Monsanto with notice of termination of our DSIDA-related agreements and provided E.I. du Pont de Nemours & Company with notice of termination of our Sodium Cyanide Supply Agreement.
4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	December 31,
	2005	2004
	(Dollars in Thousands)
Inventories:
Finished products	$30,162	$56,404
Raw materials	7,974	14,178

Inventories at lower-of-cost-or-market	38,136	70,582
Inventories under exchange agreements	(2,807)	1,517
Stores and supplies (net of obsolescence reserve of $2,573 and $1,938, respectively)	3,765	5,127

	$39,094	$77,226

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	4,497	4,497
Plant and equipment	287,061	274,706
Construction in progress	11,555	14,915
Less: accumulated depreciation	(80,244)	(53,191)

	$230,018	$248,076

Accrued liabilities:
Employee compensation and benefits	$12,164	$11,135
Property taxes	5,236	5,694
Other	6,290	6,958

	$23,690	$23,787

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004
	(Dollars in Thousands)
Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$62,885	$68,298
Deferred revenue	9,000	—
Other	5,919	6,166

	$77,804	$74,464

5. LONG-TERM DEBT
     On December 19, 2002, we issued $94.3 million in original principal amount of our 10% Senior Secured Notes due December 2007 (our “Secured Notes”). Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Chemicals Energy, Inc. (“Sterling Energy”), our only wholly-owned subsidiary. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
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
     On December 19, 2002, we also established our Revolver, which provides up to $100 million in revolving credit loans, subject to borrowing base limitations. Our Revolver has an initial term ending on September 19, 2007. Under our Revolver, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our Revolver is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average borrowing rate under our Revolver for the year ended December 31, 2005 was 6.22%. There were no outstanding borrowings under our Revolver as of December 31, 2005. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2005, total credit available under our Revolver was limited to $46 million due to these borrowing base limitations. As of December 31, 2005, there were no loans outstanding under our Revolver, and we had $2 million in outstanding letters of credit issued pursuant to our Revolver. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our Revolver are classified as a current portion of long-term debt.
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
Debt Maturities
     The Secured Notes, which had an aggregate principal balance of $100.6 million outstanding as of December 31, 2005, are due on December 19, 2007.
6. INCOME TAXES
     A reconciliation of federal statutory income taxes to our effective tax provision (benefit) is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Benefit for income taxes at statutory rates	$(16,299)	$(26,125)	$(7,387)
Non-deductible expenses	19	26	65
Non-deductible goodwill impairment	—	16,962	—
State income taxes	(956)	(1,933)	(361)
Other	235	(930)	(201)

Effective tax benefit	$(17,001)	$(12,000)	$(7,884)

     The provision (benefit) for income taxes is comprised of a tax provision (benefit) for continuing operations and a tax provision (benefit) for discontinued operations as shown below:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Tax expense — continuing operations	$(10,641)	$7,262	$758
Tax expense — discontinued operations	(6,360)	(19,262)	(8,642)

Total tax benefit	$(17,001)	$(12,000)	$(7,884)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The provision (benefit) for income taxes is composed of the following:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Current federal	$—	$—	$—
Deferred federal	(16,066)	(10,105)	(7,323)
State income taxes	(935)	(1,895)	(561)

Total tax benefit	$(17,001)	$(12,000)	$(7,884)

     The components of our deferred income tax assets and liabilities are summarized below:

	December 31,
	2005	2004
	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$787	$3,737
Accrued postretirement cost	12,552	13,916
Accrued pension cost	10,770	8,377
Tax loss carry forwards	46,734	27,475
Other	2,385	1,137

Total deferred tax assets	$73,228	$54,642

Deferred tax liabilities:
Property, plant and equipment	$(66,571)	$(70,680)
State deferred taxes	(3,219)	(2,166)

Subtotal	(69,790)	(72,846)
Less: valuation allowance	(8,832)	(6,096)

Total deferred tax liabilities	(78,622)	(78,942)

Net deferred tax liabilities	$(5,394)	$(24,300)

     As of December 31, 2005, we had an available U.S. operating loss carryforward of approximately $101 million, which expires during the years 2023, 2024 and 2025. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. A portion of our state operating loss carry forwards originated prior to our emergence from Chapter 11. Our valuation allowance at December 31, 2005 and 2004 reflects a 100% valuation taken against these pre-Chapter 11 emergence state operating loss carry forwards. Future recognition of any significant operating loss carry forwards would be recorded as an increase in our paid-in capital rather than as a reduction in our provision for income taxes. As of December 31, 2005, we have a state operating loss carryforward, tax effected, of $10 million, with a valuation allowance of $8 million.
7. EMPLOYEE BENEFITS
     We have established the following benefit plans:
Retirement Benefit Plans
     We have non-contributory pension plans which cover all salaried and hourly wage employees. Under our hourly plan, the benefits are based primarily on years of service and employees’ pay near retirement. Under our salaried plan, the benefits are based primarily on years of service and an employee’s pay as of the earlier of the employee’s retirement or January 1, 2005. Our funding policy is consistent with the funding requirements of federal law and regulations.
     The expected long-term rate of return on pension plan assets is a market-related value currently equal to 7.5%. Sterling’s actual annualized return for the past 10 years is approximately 10.5%.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pension plan assets are invested in a balanced portfolio managed by an outside investment manager. Our investment policy is to generate a total return that, over the long term, provides sufficient assets to fund its liabilities, reduces risk through diversification of investments within asset classes and complies with the Employee Retirement Income Security Act of 1974 (“ERISA”) by investing in a manner consistent with ERISA’s fiduciary standards. Within this balanced fund, assets are invested as follows:

	As of December 31,
	2005	2004
Asset Category

Equities	57%	55%

Bonds	38%	40%

Other	5%	5%

Total	100%	100%

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

	December 31,
	2005	2004
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$119,682	$124,704
Service cost	622	3,466
Interest cost	6,993	7,561
Plan amendment/curtailment	—	(14,472)
Actuarial loss	6,259	5,600
Benefits paid	(7,862)	(7,177)

Benefit obligation at end of year	$125,694	$119,682

	December 31,
	2005	2004
	(Dollars in Thousands)
Change in plan assets:
Fair value at beginning of year	$89,250	$77,709
Actual return on plan assets	7,643	8,511
Employer contributions	6,659	10,207
Benefits paid	(7,862)	(7,177)

Fair value at end of year	$95,690	$89,250

Development of net amount recognized:
Funded status	$(30,004)	$(30,432)
Actuarial loss	6,874	1,626

Net amount recognized	$(23,130)	$(28,806)

Amounts recognized in the statement of financial position:
Accrued pension cost	$(29,959)	$(30,415)
Accumulated other comprehensive income (pre-tax)	6,829	1,609

Net amount recognized	$(23,130)	$(28,806)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2005	2004
Weighted-average assumptions:
Discount rate	5.75%	6.25%
Rates of increase in salary compensation level	5.00%	5.00%
     All plans have projected benefit obligations and accumulated benefit obligation in excess of plan assets at December 31, 2005. The total accumulated benefit obligation was $125.7 million as of December 31, 2005. Estimated contributions for 2006 are expected to be approximately $8 million, a portion of which are above the minimum funding requirements.
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
     Net periodic pension costs consist of the following components:

	Year ended December 31,
	2005	2004	2003
	(Dollars In Thousands)
Components of net pension costs:
Service cost-benefits earned during the year	$622	$3,466	$3,312
Interest on prior year’s projected benefit obligation	6,993	7,561	7,634
Expected return on plan assets	(6,641)	(5,934)	(5,205)
Net amortization of actuarial loss (gain)	8	—	—
Settlement/curtailment	—	(12,944)	—

Net pension costs	$982	$(7,851)	$5,741

Weighted-average assumptions:
Discount Rate	5.75%	6.25%	6.75%
Rates of increase in salary compensation level	5.00%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.00%
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
     In June 2004, we had a reduction in force at our Texas City plant. This reduction in force led to a curtailment of our postretirement benefit plan resulting in a $1.4 million curtailment gain, with $1.3 million of the gain reflected in cost of goods sold and $0.1 million reflected in selling, general and administrative expenses. In addition, our plan was

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amended as of June 1, 2004 as follows: employees hired after this date are not eligible for retiree medical benefits, our contribution rates for retiree medical coverage are frozen at the 2004 level and prescription drug co-pays were increased. This amendment reduced the accumulated postretirement benefit obligation by $9.2 million, which is being amortized over the average remaining service period to full eligibility of the active plan participants (which is 8.5 years).
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Financial Accounting Standards Board (the “FASB”) issued Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003” (“FAS 106-1”), which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003 and permits a one-time election to defer accounting for the effects of the Act. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FAS 106-2”), which supercedes FAS 106-1. FAS 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement heath care plans that provide prescription drug benefits, and requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided under the Act. FAS 106-2 applied to us effective July 1, 2004. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy in the years 2006 through 2009. We estimate that this subsidy will be approximately 20% of the net benefits under our plan, or $0.2 million annually.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	December 31,
	2005	2004
	(Dollars in Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$27,745	$34,870
Service cost	208	310
Interest cost	1,558	1,864
Plan amendments	46	(9,541)
Actuarial loss (gain)	1,392	4,404
Benefits paid	(3,115)	(4,162)

Benefit obligation at end of year	$27,834	$27,745

Funded plan assets	$—	$—

Development of net amount recognized:
Funded status	$(27,834)	$(27,745)
Unrecognized cost:
Actuarial loss	6,048	5,204
Plan amendment	(15,691)	(19,164)

Net amount recognized	$(37,477)	$(41,705)

Prepaid OPEB cost	$—	$—
Accrued OPEB liability	(37,477)	(41,705)

Net amount recognized	$(37,477)	$(41,705)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net periodic plan costs consist of the following components:

	Year ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Components of net plan costs:
Service cost	$208	$310	$460
Interest cost	1,558	1,864	2,336
Net amortization:
Actuarial loss	333	21	—
Plan amendment	(1,484)	(1,223)	(477)
Curtailment and special termination benefits	(1,727)	(1,418)	—

Net plan costs	$(1,112)	$(446)	$2,319

Weighted-average assumptions:
Discount rate	5.75%	5.75%	6.25%
     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2005. The rate is assumed to decrease gradually to 4.5% in 2013 and remain level thereafter. Based on plan changes enacted, assumed health care cost trend rates no longer have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost components	$35	$(31)
Effect on post-retirement benefit obligation	638	(562)
Estimated Future Benefits Payable
     We estimate that the future benefits payable under our pension and other post-retirement benefits as of December 31, 2005 are as follows:

			Other
	Pensions-	Pensions-	postretirement
	hourly	salaried	benefits	Total
	(Dollars in Thousands)
2006	$3,781	$4,106	$1,572	$9,459
2007	3,590	3,953	1,476	9,019
2008	3,439	3,991	1,417	8,847
2009	3315	4,119	1,363	8,797
2010	3103	4,293	2,399	9,795
2011-2015	16,272	24,361	11,177	51,810

Total	$33,500	$44,823	$19,404	$97,727

Savings and Investment Plan
     Our Sixth Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. Such contributions amounted to $1.1 million in 2005, $0.8 million in 2004, and $0.8 million in 2003. Beginning January 1, 2005, we began matching 100% of salaried employees’ contributions, to the

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation).
Bonus Plan and Gain Sharing Plan
     In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. Although we did not meet the minimum financial threshold of these plans for 2004, on February 11, 2005, our Board authorized the payment of $0.9 million in bonuses related to our performance in 2004, and we accrued that amount in 2004. In addition, although we did not meet the minimum financial threshold of these plans for 2005, on February 24, 2006, our Compensation Committee authorized the payment of $725,000 in bonuses based upon our achieving our target goal of $20 million in fixed cost savings during 2005, and we accrued that amount in 2005. There was no expense incurred pursuant to these plans during 2003.
     In January 2006, our Compensation Committee amended our Bonus Plan in a manner that allows each of our salaried employees the ability to earn a bonus each year based on their individual performance, irrespective of our overall financial performance. However, if a bonus is paid for any year based upon our financial performance, no additional bonus is paid under the new provision of the Plan. Our Chief Executive Officer and each of our four Senior Vice Presidents is excluded from this portion of our Bonus Plan. Whether a bonus will be paid to our Chief Executive Officer or any of our Senior Vice Presidents in any year when a bonus is not paid based on our financial performance, and if so, the amount to be paid, will be determined at that time by our Compensation Committee.
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
     Under our Key Employee Protection Plan, any participant under the Plan that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” within his or her “Protection Period” is entitled to benefits under the Plan. A participant’s Protection Period commences 180 days prior to the date on which a specified change of control occurs and ends either two years or 18 months after the date of that change of control, depending on the size of the participant’s applicable multiplier. A participant may also be entitled to receive payments under this Plan in the absence of a change of control if he or she terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability,” but in these circumstances his or her applicable multiplier is reduced by 50%. If a participant becomes entitled to benefits under our Key Employee Protection Plan, we are required to provide the participant with a lump sum cash payment that is determined by multiplying the participant’s applicable multiplier by the sum of the participant’s highest annual base compensation during the last three years plus the participant’s targeted bonus for the year of termination, and then deducting the sum of any other separation, severance or termination payments made by us to the participant under any other plan or agreement or pursuant to law.
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
     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. We expensed $0.4 million, $0.3 million and zero in 2005, 2004 and 2003, respectively, pursuant to this Plan.
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
     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. We expensed less than $0.1 million under this Plan in 2005 for continued operations. In 2004, we expensed $2.4 million under this Plan, with approximately $2 million paid out in 2005.
     Due to the exit from our acrylonitrile and derivatives businesses and subsequent workforce reduction, we expensed $0.5 million in 2005 pursuant to this Plan, of which $0.1 million was paid in 2005, with the balance to be paid in 2006.
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
Outstanding Stock Options
     A summary of our stock option activity for the years ended December 31, 2005 and 2004 are presented below:

	December 31, 2005		December 31, 2004
		Weighted-		Weighted-
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	294,334	$31.60	326,000	$31.60
Granted	—	31.60	27,500	31.60
Exercised	(15,834)	31.60	(59,166)	31.60

Outstanding at end of year	278,500	$31.60	294,334	$31.60

Options exercisable at end of year	176,500		99,500

     We account for our stock-based compensation arrangements using the intrinsic value method in accordance with the provisions of APB 25, and related interpretations. All stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of the grant. Therefore no compensation expense has been recognized under APB 25.
8. COMMITMENTS AND CONTINGENCIES
Product Contracts
     We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.
Lease Commitments
     We have entered into various non-cancelable long-term operating leases. Future minimum lease commitments at December 31, 2005, are as follows: 2006— $0.3 million; 2007 — $0.3 million; 2008 — $0.3 million; 2009 — $0.3 million; 2010 — $0.3 million and thereafter — $0.8 million.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Our operating expenditures for environmental matters, mostly waste management and compliance of our continuing operations, were $20 million in 2005 and $26 million in 2004. We also spent $2 million for environmentally related capital projects in 2005 and $8 million for these types of capital projects in 2004.
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
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) for compliance with the ozone provisions (1 hour standard) of the Clean Air Act. The EPA has recently proposed to approve this “1 hour” SIP, which calls for reduction of emissions of nitrogen oxides at our Texas City facility by approximately 80% by the end of 2007. The current SIP rules also require monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene. Additional control measures will probably be required as plans for meeting the 8-hour ozone standard are developed (the “8 hour” SIP) over the next few years, including possibly increasing the required level of reductions of nitrogen oxides emissions from 80% to 90%. Previously, we estimated the total cost of the capital improvements required to enable us to comply with the current “1 hour” SIP, and also provide improved energy efficiency, to be between $22 million and $24 million. However, as a result of our decision to exit the acrylonitrile and derivatives businesses, we now estimate this total cost to be between $12 million to $14 million (which includes our share of capital required by S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc.). To date we have spent $9.3 million in capital on nitrogen oxide emission improvements, with $2.5 million of that amount being spent in 2005. If the TCEQ ultimately requires a 90% reduction of emissions of nitrogen oxides at our Texas City facility, we estimate that an additional $8 million to $10 million in capital improvements would be required. We anticipate that the balance of the capital expenditures, and other expenses required to comply with the 1 hour SIP, will be incurred through December 31, 2008. We expect to recover a small portion of these costs from the other parties to our production agreements.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Legal Proceedings
     On July 16, 2001, Sterling Chemicals Holdings, Inc., and most of its U.S. subsidiaries, including us (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Debtors’ plan of reorganization (our “Plan of Reorganization”) was confirmed on November 20, 2002 and, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. On December 29, 2005, the Bankruptcy Court entered a final decree officially closing the two remaining bankruptcy cases of the Debtors.
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. An investigation into the incident is in its preliminary stages and the underlying cause of the accident is not yet known. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF Corporation and five other defendants seeking over $500,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
9. SALES INFORMATION
     Sales to major customers constituting 10% or more of total revenues and export sales from continuing operations were as follows:

	Year ended December 31,
	2005	2004	2003
		(Dollars in Thousands)
Major customers:
BP p.l.c. and subsidiaries	$86,625	$81,069	$70,108
Customer A	93,752	127,956	69,533
Customer B	124,149	116,912	*
Customer C	77,570	*	*

Export sales:
Export revenues	$143,448	$152,211	$179,958
Percentage of total revenues	22%	23%	35%

*	Does not comprise more than 10% of total revenue for the periods indicated, therefore not presented.
10. FINANCIAL INSTRUMENTS
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
Fair Value of Financial Instruments
     The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, certain accrued liabilities and amounts due under our Revolver approximate fair value due to the short maturities of these instruments. As of December 31, 2005, the fair value of our Senior Notes was $96 million based on its quoted price.
11. CAPITAL STOCK
     Under our Certificate of Incorporation, we are authorized to issue 20,125,000 shares of capital stock, consisting of 20,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In connection with our Plan of Reorganization and the merger of Sterling Chemicals Holdings, Inc. into us, we issued a total of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing our Secured Notes and the Revolver, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock.
     Upon the effective date of our Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first Business Day of each calendar quarter. As our shares of Series A Preferred Stock are convertible into shares of our common stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of Series A Preferred Stock, we have issued an additional 1,326.929 shares of our Series A Preferred Stock (convertible into 1,326,929 shares of our common stock) in dividends.
     Our Series A Preferred Stock carries a liquidation preference of $13,793.11 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued on the effective date of our Plan of Reorganization exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of:
•	the liquidation preference for such shares (plus accrued and unpaid dividends);

•	in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of Series A Preferred Stock been converted prior thereto; or

•	in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of Series A Preferred Stock were convertible immediately prior to such change of control had such shares of Series A Preferred Stock been convertedve prior thereto (plus accrued and unpaid dividends).
Upon the effective date of our Plan of Reorganization, we also issued warrants (the “Warrants”) to purchase, in the aggregate, 949,367 shares of common stock. Each Warrant represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).
12. RELATED PARTY TRANSACTIONS
     Resurgence Asset Management, L.L.C. (“Resurgence”) has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Series A Preferred Stock and over 60% of our common stock, representing ownership of over 80% of the total voting power of our equity. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Series A Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of Series A Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock. Each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Series A Preferred Stock dividends were 508.465 shares and 434.638 shares during 2005 and 2004, respectively. Two of our directors, Messrs. Byron J. Haney and Philip M. Sivin, are employed by Resurgence. Pursuant to established policies of Resurgence, all director compensation earned by Messrs Haney and Sivin was paid to Resurgence. During 2005, we paid Resurgence an aggregate amount equal to $177,500 related to director compensation for Messrs. Haney and Sivin and Marc S. Kirschner, Keith R. Whittaker and Robert T. Symington, three of our former directors who were employees of Resurgence at the time such compensation was earned, along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. NEW ACCOUNTING STANDARDS
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) in an effort to conform U.S. accounting standards for inventories to International Accounting Standards. SFAS 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the relevant production facilities. SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of this standard on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123-Revised 2004 (“SFAS 123(R)”), “Share-Based Payment.” This is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” As noted in the notes to financial statements, we do not record compensation expense for stock-based compensation. Under SFAS 123(R), we will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in SFAS 123(R), will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The pro forma table in Note 2 of the Notes to the Consolidated Financial Statements illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123.
     In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment.” SAB No. 107 announces the position of the staff of the Securities and Exchange Commission regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain rules and regulations of the Securities and Exchange Commission, as well as providing the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures related to the accounting for share-based payment transactions. We are currently evaluating the effect of SAB No. 107 on our consolidated financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” to clarify the term “conditional asset retirement” as used in SFAS 143, “Accounting for Asset Retirement Obligations.” Under FIN 47, a liability for the fair value of a conditional asset retirement obligation is recognized when incurred if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation did not have a material impact on our consolidated financial statements.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
DELOITTE & TOUCHE LLP
Houston, Texas
March 16, 2006

STERLING CHEMICALS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (unaudited)

		First	Second	Third	Fourth
	Year	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Revenues	2005	$180,207	$163,515	$148,733	$149,431
	2004	122,504	140,924	189,916	202,009

Gross profit (loss)	2005	14,370	(17,124)	4,854	(13,348)
	2004	(995)	11,337	19,927	(7,925)

Income (loss) from continuing operations (1)	2005	5,645	(12,965)	115	(11,303)
	2004	(4,727)	(45,490)	8,867	1,469

Income (loss) from discontinued operations, net of tax (2)	2005	(3,839)	(885)	(9,164)	2,828
	2004	(5,133)	(5,094)	(3,338)	(9,198)

Net income (loss) attributable to common stockholders	2005	154	(15,569)	(10,835)	(10,332)
	2004	(11,272)	(52,052)	4,002	(9,316)

Net income (loss) per share of common stock:
Basic	2005	0.05	(5.50)	(3.83)	(3.66)
	2004	(3.99)	(18.43)	1.42	(3.30)

Diluted	2005	0.05	(5.50)	(3.83)	(3.66)
	2004	(3.99)	(18.43)	0.99	(3.30)

(1)	In the second quarter of 2004, we recorded a $48.5 million non-cash goodwill impairment charge. In the fourth quarter of 2004, we recorded a pension curtailment gain of $13 million.

(2)	In the fourth quarter of 2004, we recorded a pre-tax impairment charge of $22 million related to our acrylonitrile long-lived assets.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Beginning with our annual report on Form 10-K for 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent registered public accounting firm.
Item 9B. Other Information
     None.
        .

PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 11. Executive Compensation
     Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions
     Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services
     Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2006 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
     (a) Financial Statements, Financial Statement Schedules and Exhibits.
1.	Consolidated Financial Statements. See “Item 8. Financial Statements and Supplementary Data – Index to Financial Statements.”

2.	Consolidated Financial Statement Schedules. All schedules for which provision is made in Regulation S-X either are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See the Exhibit Index for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.
     (b) Exhibit index.

Exhibit
Number		Description of Exhibit

2.1	–	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	–	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	–	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	–	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

3.2	–	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	–	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

4.1	–	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).

4.2	–	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).

4.3	–	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).

4.4	–	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).

Exhibit
Number		Description of Exhibit

4.5	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.6	–	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.1	–	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.1(a)	–	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.2	–	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.3	–	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.4*	–	Sterling Chemicals, Inc. 2002 Stock Plan (incorporated herein by reference to Exhibit 6 to our Form 8-A filed on December 19, 2002).

10.5*	–	Fourth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.6*	–	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7*	–	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(a)*	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 31, 1997) (incorporated herein by reference from Exhibit 10.4(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(b)*	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 1, 1997) (incorporated herein by reference from Exhibit 10.4(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(c)*	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of November 1, 1998) (incorporated herein by reference from Exhibit 10.4(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(d)*	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.4(d) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number		Description of Exhibit

10.7(e)*	–	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of April 1, 1999) (incorporated herein by reference from Exhibit 10.4(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(f)*	–	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 14, 1999) (incorporated herein by reference from Exhibit 10.4(f) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(g)*	–	Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.7(h)*	–	Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.7(i)*	–	Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.7(j)*	–	Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.7(k)*	–	Eleventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(k) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7(l)*	–	Twelfth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.7(m)*	–	Thirteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.7(n)*	–	Fourteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(n) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7(o)*	–	Fifteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.8*	–	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.8(a)*	–	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9*	–	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.9(a)*	–	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10	–	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.10(a)	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number		Description of Exhibit

10.10(b)	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(c)	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(d)	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(e)	–	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(f)	–	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.10(g)	–	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.11(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10(h)	–	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.10(i)	–	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.11*	–	Sterling Chemicals, Inc. Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.11(a)*	–	First Amendment to the Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).

10.11(b)*	–	Second Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.11(c)*	–	Third Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.7 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.11(d)*	–	Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.11(e)*	–	Fifth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.11(f)*	–	Sixth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.11(g)*	–	Seventh Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.12(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

**10.12*	–	Bonus Plan

Exhibit
Number		Description of Exhibit

10.13	–	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007. (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.14*	–	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.15*	–	Employment Agreement dated as of January 23, 2001 among David G. Elkins, Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

10.16*	–	Severance Agreement dated effective as of January 2, 2003 between David G. Elkins and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.10 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.17	–	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

+10.18	–	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).

+10.18(a)	–	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

++10.19	–	Second Amended and Restated Plasticizers Production Agreement dated effective as of January 1, 2006 between BASF Corporation and Sterling Chemicals, Inc.

10.20	–	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

14.1	–	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	–	Subsidiaries of Sterling Chemicals, Inc.

**23.1	–	Consent of Deloitte & Touche LLP.

**31.1	–	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	–	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	–	Section 1350 Certification of the Chief Executive Officer

**32.2	–	Section 1350 Certification of the Chief Financial Officer

**99.1	–	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc.

99.2	–	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

++	Filed herewith. Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)

By:	/s/ RICHARD K. CRUMP

Richard K. Crump President, Chief Executive Officer and Director

By:	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven Senior Vice President—Finance and Chief Financial Officer
Date: March 15, 2006
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ RICHARD K. CRUMP Richard K. Crump	President, Chief Executive Officer and Director	March 15, 2006

Principal Financial Officer:

/s/ PAUL G. VANDERHOVEN Paul G. Vanderhoven	Senior Vice President—Finance and Chief Financial Officer	March 15, 2006

Principal Accounting Officer:

/s/ JOHN R. BEAVER John R. Beaver	Vice President, Corporate Controller	March 15, 2006

/s/ JOHN W. GILDEA John W. Gildea	Director	March 15, 2006

/s/ BYRON J. HANEY Byron J. Haney	Director	March 15, 2006

Karl W. Schwarzfeld	Director	March 15, 2006

/s/ PHILIP M. SIVIN Philip M. Sivin	Director	March 15, 2006

/s/ DR. PETER TING KAI WU Dr. Peter Ting Kai Wu	Director	March 15, 2006

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	–	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	–	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	–	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	–	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

3.2	–	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	–	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

4.1	–	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).

4.2	–	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).

4.3	–	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).

4.4	–	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).

4.5	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.6	–	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.1	–	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number			Description of Exhibit

10.1(a)	–	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.2	–	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.3	–	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.4*	–	Sterling Chemicals, Inc. 2002 Stock Plan (incorporated herein by reference to Exhibit 6 to our Form 8-A filed on December 19, 2002).

10.5*	–	Fourth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

10.6*	–	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7*	–	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.4 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(a)*	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 31, 1997) (incorporated herein by reference from Exhibit 10.4(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(b)*	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of January 1, 1997) (incorporated herein by reference from Exhibit 10.4(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(c)*	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of November 1, 1998) (incorporated herein by reference from Exhibit 10.4(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(d)*	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.4(d) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(e)*	–	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of April 1, 1999) (incorporated herein by reference from Exhibit 10.4(e) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(f)*	–	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (Effective as of May 14, 1999) (incorporated herein by reference from Exhibit 10.4(f) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.7(g)*	–	Seventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.7(h)*	–	Eighth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.7(i)*	–	Ninth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number		Description of Exhibit

10.7(j)*	–	Tenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.7(k)*	–	Eleventh Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(k) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7(l)*	–	Twelfth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.7(m)*	–	Thirteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.7(n)*	–	Fourteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(n) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.7(o)*	–	Fifteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.8*	–	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.8(a)*	–	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9*	–	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.9(a)*	–	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10	–	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.10(a)	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(b)	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(c)	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(d)	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(e)	–	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(f)	–	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

Exhibit
Number		Description of Exhibit

10.10(g)	–	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.11(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10(h)	–	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.10(i)	–	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.11*	–	Sterling Chemicals, Inc. Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.11(a)*	–	First Amendment to the Sixth Amended and Restated Savings and Investment Plan dated as of October 1, 2000 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001).

10.11(b)*	–	Second Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.11(c)*	–	Third Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.7 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.11(d)*	–	Fourth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.11(e)*	–	Fifth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.11(f)*	–	Sixth Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

10.11(g)*	–	Seventh Amendment to the Sixth Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.12(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

**10.12*	–	Bonus Plan

10.13	–	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007. (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.14*	–	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.15*	–	Employment Agreement dated as of January 23, 2001 among David G. Elkins, Sterling Chemicals Holdings, Inc. and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

10.16*	–	Severance Agreement dated effective as of January 2, 2003 between David G. Elkins and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.10 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.17	–	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

Exhibit
Number		Description of Exhibit

+10.18	–	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).

+10.18(a)	–	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

++10.19	–	Amended and Restated Plasticizers Production Agreement dated effective as of January 1, 2006 between BASF Corporation and Sterling Chemicals, Inc.

10.20	–	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

14.1	–	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	–	Subsidiaries of Sterling Chemicals, Inc.

**23.1	–	Consent of Deloitte & Touche LLP.

**31.1	–	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	–	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	–	Section 1350 Certification of the Chief Executive Officer

**32.2	–	Section 1350 Certification of the Chief Financial Officer

**99.1	–	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc.

99.2	–	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

++	Filed herewith. Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.