Form 10-Q
period 2006-03-31
STERLING CHEMICALS INC
filed 2006-05-11
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from            to
Commission File Number 000-50132

Sterling Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0502785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

333 Clay Street, Suite 3600 Houston, Texas 77002-4109	(713) 650-3700 (Registrant’s telephone number,
(Address of principal executive offices)	including area code)
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
     As of April 30, 2006, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
Forward-Looking Statements
Letter of Deloitte & Touche LLP
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
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
Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in forward-looking statements. Such risks and uncertainties include, among others, the following:
•	the timing and extent of changes in commodity prices for our products and for raw materials;

•	petrochemicals industry production capacity and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products and regional differences in the costs of raw materials and energy;

•	competition, including competitive products, pricing pressures and regional variations in manufacturing costs;

•	obsolescence of product lines and manufacturing processes;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

•	our ability to obtain raw materials, energy and ocean-going vessels at competitive prices, in a timely manner and on acceptable terms;

i

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness or cause existing manufacturing processes to become obsolete;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity; and

•	various other matters, many of which are beyond our control.
     The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (our “Annual Report”), include additional factors that could adversely affect our business, results of operations and financial condition and performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Subsequent Events
     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of May 10, 2006, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after May 10, 2006 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
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

ii

STERLING CHEMICALS, INC.
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2006	2005
	(Unaudited)
	(Dollars in Thousands, except share data)
Revenues	$136,670	$180,207
Cost of goods sold	148,523	167,285

Gross profit (loss)	(11,853)	12,922

Selling, general and administrative expenses	679	2,504
Other (income) expense	(387)	—
Interest and debt related expenses, net of interest income	2,388	2,983

Income (loss) from continuing operations before income tax	(14,533)	7,435

Provision (benefit) for income taxes	(5,398)	2,710

Income (loss) from continuing operations	$(9,135)	$4,725
Loss from discontinued operations (net of tax benefit of $720 and $1,674, respectively)	(1,254)	(2,919)

Net income (loss)	$(10,389)	$1,806

Preferred stock dividends	1,932	1,652

Net income (loss) attributable to common stockholders	$(12,321)	$154

Income (loss) per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations	$(3.91)	$1.09
Loss from discontinued operations, net of tax	(0.45)	(1.04)

Basic earnings per share	$(4.36)	$0.05

Diluted earnings per share:
Income (loss) from continuing operations	$(3.91)	$0.75
Loss from discontinued operations, net of tax	(0.45)	(0.46)

Diluted earnings per share	$(4.36)	$0.29

Weighted average shares outstanding:
Basic	2,828,466	2,825,718
Diluted	2,828,466	6,285,010
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,032	$42,197
Accounts receivable, net of allowance of $458 and $953, respectively	49,475	57,261
Inventories, net	52,303	39,094
Prepaid expenses	3,258	4,888
Deferred tax asset	2,801	2,802
Assets of discontinued operations	703	1,791

Total current assets	126,572	148,033

Property, plant and equipment, net	226,158	230,018
Other assets, net	9,086	8,543

Total assets	$361,816	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,071	$43,912
Accrued liabilities	18,275	23,690
Liabilities of discontinued operations	4,353	3,826

Total current liabilities	65,699	71,428

Long-term debt	100,579	100,579
Deferred tax liability	2,078	8,196
Deferred credits and other liabilities	75,171	77,804
Redeemable preferred stock	50,235	48,302
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	190,709	192,551
Accumulated deficit	(118,344)	(107,955)
Accumulated other comprehensive loss	(4,339)	(4,339)

Total stockholders’ equity	68,054	80,285

Total liabilities and stockholders’ equity	$361,816	$386,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$(10,389)	$1,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,441	6,607
Interest amortization	100	100
Lower-of-cost-or-market adjustment	901	1,990
Deferred tax provision (benefit)	(6,117)	1,037
Other	91	157
Change in assets/liabilities:
Accounts receivable	9,553	15,438
Inventories	(14,789)	(1,947)
Prepaid expenses	1,630	1,430
Other assets	(1,095)	(944)
Accounts payable	1,192	(15,412)
Accrued liabilities	(4,833)	(3,878)
Other liabilities	(2,633)	(3,055)

Net cash provided by (used in) operating activities	(17,948)	3,329

Cash flows used in investing activities:
Capital expenditures	(6,162)	(1,619)
Cash used for methanol dismantling	(55)	(295)

Net cash used in investing activities	(6,217)	(1,914)

Cash flows from financing activities:
Net repayments on the Revolver	—	(2,640)

Net decrease in cash	(24,165)	(1,225)
Cash and cash equivalents — beginning of year	42,197	1,901

Cash and cash equivalents — end of period	$18,032	$676

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$64	$690
Cash paid for income taxes	—	13
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in our opinion, are considered necessary for the fair presentation of the results for the periods presented. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Certain reclassifications of prior year amounts have been made to conform to current year presentation. The accompanying unaudited interim condensed consolidated financial statements have been reviewed by Deloitte & Touche LLP, our independent registered public accounting firm, whose report is included herein.
     There have been no new accounting standards adopted since December 31, 2005 that we believe will have an impact on our financial statements.
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-Revised 2004, Share-Based Payments (“SFAS No. 123(R)”, using the modified prospective method. SFAS 123(R) is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principals Board No. 25, Accounting for Stock Issued to Employees (“APB No. 25”). Under SFAS 123(R), the cost of employee services received in exchange for a stock-based award is determined based on the grant-date fair value (with limited exceptions). That cost is then recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). We currently use an option pricing model to estimate the grant date fair value of stock-based awards. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.
     On January 1, 2006, using the modified prospective method under SFAS No. 123(R), we began recognizing expense on any unvested awards under our 2002 Stock Plan that were granted prior to that time and are expected to vest over their respective remaining vesting periods. Any awards granted under our 2002 Stock Plan after December 31, 2005 will be expensed pro-rata over the vesting period of the award. Stock based compensation expense was $0.1 million for the quarter ended March 31, 2006.
     Prior to January 1, 2006, we had adopted the “disclosure-only” provisions of SFAS No. 123 and accounted for substantially all of our stock-based compensation using the intrinsic value method prescribed in APB No. 25. Under APB No. 25, no compensation expense was recognized for any of our stock option grants because all of the stock options issued under our 2002 Stock Plan were granted with exercise prices at estimated fair value at the time of grant. During March 2005, we issued 3,474 shares of our common stock pursuant to the exercise of stock options by two of our former employees and, through the use of “net exercise elections,” an additional 12,359 shares subject to the stock options held by these two former employees were used to pay the exercise price and withholding taxes related to the option exercises. The net exercise elections required variable accounting and resulted in compensation expense of $0.2 million during the first quarter of 2005.
     The following table illustrates the pro forma effect on our net income and income per share attributable to common stockholders for the three months ended March 31, 2005:

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three months ended March 31, 2005
Dollars in Thousands, Except Share Data
Net income (loss) attributable to common stockholders, as reported	$154

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	128

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(130)

Pro forma net income (loss)	$152

Basic income (loss) per share attributable to common stockholders:
As reported	$0.05
Pro forma	0.05

Diluted income (loss) per share attributable to common stockholders:
As reported	$0.29
Pro forma	0.29
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid (“DSIDA”). Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses, which sustained gross losses of $7 million during the first six months of 2005 and $28 million and $36 million during 2004 and 2003, respectively, had been shut down since February of 2005.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our consolidated statement of operations and cash flows, and we have presented the assets and liabilities of these businesses separately in our consolidated balance sheet.
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$24	$963
Inventories	679	376
Other assets	—	452

Total	$703	$1,791

Liabilities of discontinued operations:
Accrued liabilities	$4,353	$3,826

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Revenues and pre-tax losses from discontinued operations for the three months periods ended March 31, 2006 and 2005 are presented below:

	Three months ended March 31,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
Revenues	$851	$35,286
Loss before income taxes	1,975	4,593
     We expect to incur total costs of $10 million to $12 million related to our exit from the acrylonitrile and derivatives businesses, of which approximately $6 million has been spent through March 31, 2006. Changes in the accrued exit costs are detailed below:

	Accrued as of				Accrued as of
	December 31, 2005	Additional accruals	Cash payments	Other	March 31, 2006
Severance accrual.	$477	$315	$(288)	$—	$504
DSIDA contractual obligation	2,853	49	—	—	2,902
DSIDA dismantling costs	496	224	—	—	720
Product payable	—	—	—	227	227

Totals	$3,826	$588	$(288)	$227	$4,353

4. Inventories

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Finished products	$25,796	$30,162
Raw materials	14,408	7,974
Inventories under exchange agreements	8,308	(2,807)
Stores and supplies, net	3,791	3,765

	$52,303	$39,094

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

	Three months ended March 31,
	2006	2005
	(Dollars in Thousands, Except Share Data)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$(11,067)	$3,073
Loss from discontinued operations	(1,254)	(2,919)

Net income (loss), net of tax	$(12,321)	$154

Weighted average shares outstanding	2,828,466	2,825,718

Earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$(3.91)	$1.09
Loss from discontinued operations	(0.45)	(1.04)

Net income (loss)	$(4.36)	$0.05

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$(11,067)	$3,073
Loss from discontinued operations	(1,254)	(2,919)

Net income (loss), net of tax	(12,321)	154
Add: preferred stock dividends	—	1,652

Income (loss) for purposes of computing diluted earnings per share	$(12,321)	$1,806

Weighted average common shares outstanding	2,828,466	2,825,718
Dilutive impact of stock options	—	89,554
Dilutive impact of preferred stock, if converted.	—	3,369,738

Weighted average common shares outstanding assuming dilution	2,828,466	6,285,010

Earnings per common share assuming dilution:
Income (loss) attributable to common shareholders	$(3.91)	$0.75
Loss from discontinued operations	(0.45)	(0.46)

Net income (loss)	$(4.36)	$0.29

     For the three months ended March 31, 2005, warrants are excluded from the computation as they were anti-dilutive.
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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 133/8% per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash.
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). There were no borrowings under our Revolver during the first quarter of 2006. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2006, total credit available under our Revolver was limited to $50 million due to these borrowing base limitations. As of March 31, 2006, there were no loans outstanding under our Revolver, and we had $3 million in outstanding letters of credit issued pursuant to our Revolver. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our Revolver are classified as a current portion of long-term debt.
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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1 hour” ozone standard of the Clean Air Act. The EPA has recently proposed to approve this “1 hour” SIP, which calls for reduction of emissions of nitrogen oxides (“NOx”) at our Texas City facility by approximately 80% by the end of 2007. The current SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene. The cost of compliance with the “1 hour” SIP at the Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital required by S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc. To date we have spent $9.7 million in capital on NOx reductions and HRVOC monitoring, with $0.4 million of that amount being spent in the first quarter of 2006. In April 2004, the Houston-Galveston region was designated a moderate non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010. The TCEQ is currently considering another revision to the SIP in order to achieve

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
compliance with the 8-hour ozone standard. Potential control strategies for this “8-hour SIP” are being reviewed by the TCEQ, and adoption of additional regulations is expected in May of 2007. These revisions to the SIP are expected to be submitted to the EPA for approval in June 2007, and may require that emissions of NOx by reduced by 90% by January 1, 2009, as well as further reductions or additional monitoring of HRVOC emissions. We estimate that an additional $16 million to $18 million in capital improvements would be required to meet these new requirements. A small portion of these costs may be recovered from the other parties to our production agreements.
Legal Proceedings:
     On July 16, 2001, Sterling Chemicals Holdings, Inc., and most of its U.S. subsidiaries, including us (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Debtors’ plan of reorganization (our “Plan of Reorganization”) was confirmed on November 20, 2002 and, on December 19, 2002, the Debtors emerged from bankruptcy pursuant to the terms of our Plan of Reorganization. On December 29, 2005, the Bankruptcy Court entered a final decree officially closing the two remaining bankruptcy cases of the Debtors.
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. An investigation into the incident is in its preliminary stages and the underlying cause of the accident is not yet known. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF Corporation and five other defendants seeking over $500,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. At this time, it is impossible to determine the extent of, or whether we will have any, liability for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
Other:
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-started. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. Currently, we are estimating the total cost for these repairs to be approximately $11 million. We have also filed a claim for approximately $12 million under our business interruption insurance policies. As of May 10, 2006, we have received $1.8 million under these insurance policies. We may not, however, ultimately recover all of our claimed amounts under our insurance policies. Due to the uncertain nature and status of these claims, we are recording income associated with these claims as cash is received.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended March 31,
	2006	2005
	(Dollars in Thousands)
Service cost	$194	$202
Interest cost	1805	1,669
Expected return on plan assets	(1,750)	(1,667)

Net pension costs	$249	$204

     Other postretirement benefits costs consisted of the following components:

	Three months ended March 31,
	2006	2005
Service cost	$53	$99
Interest cost	388	—
Amortization of unrecognized costs	(288)	—

Net plan costs	$153	$99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three- month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Houston, Texas
May 8, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are styrene, acetic acid and plasticizers. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships. We are currently engaged in discussions with one such customer about renewing our contract when the current term expires at the end of the year. This contract represents a significant portion of our current North America committed sales volumes. The balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant, including the high growth Asian markets. Acetic acid is used primarily to produce vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”) pursuant to a long-term contract that extends until 2016, which has provided us with a stable, steadily increasing source of income since the inception of this relationship in 1986. All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation (“BASF”) pursuant to a long-term production agreement that expires in 2013, subject to some limited early termination rights held by BASF.
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
     Many industry experts had been forecasting that the balance of supply and demand for styrene would favor producers over the near-term, especially in the Asian markets. Over the last five years, China has been the driver for growth in styrene demand, representing around 75% of the world’s new styrene demand in that period. Historically, we have positioned ourselves to take advantage of peaks in the Asian styrene markets, with only 50% of our styrene capacity being committed under long-term arrangements. However, over the last two years, relatively high benzene and natural gas prices have significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene demand growth rates. We expect these dynamics to continue throughout 2006. Further complicating our ability to sell styrene into the Asian markets is the announcement by several of our competitors of their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame. Several of these facilities appear likely to startup during this period, although it is not uncommon for announced construction to be delayed or abandoned. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in market demand.
     Given the market conditions in the Asian markets and the high domestic raw materials and energy costs we have been experiencing, most of our styrene sales over the last two years have been made to customers in NAFTA countries and South America. We expect that most our styrene sales in the next three to five years will continue to be in these areas. Consequently, we intend to focus our efforts on increasing market share in these areas, with periodic Asian styrene sales on an opportunistic basis, until market conditions in Asia become more viable for North American styrene producers. We cannot, however, guarantee that we will be successful in increasing our market share in these areas during that period or guarantee when, or if, market conditions for North American styrene producers will improve in Asia.
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-started. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. Currently, we are estimating the total cost for these repairs to be approximately $11 million. We have also filed a claim for approximately $12 million under our business interruption insurance policies. As of May 10, 2006, we have received $1.8 million under these insurance policies. We may not, however, ultimately recover all of our claimed amounts under our insurance policies. Due to the uncertain nature and status of these claims, we are recording income associated with these claims as cash is received.
     Margins for acetic acid have grown steadily over the past several years, with our profitability for acetic acid continuing to be strong during the first quarter of 2006. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing just over 40% of total demand. From 2005 to 2009, global production of vinyl acetate monomer is expected to increase from 7.3 billion pounds to 8.3 billion pounds. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that extends until at least 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
     In the past, we have produced linear plasticizers, which have historically received a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. Due to the limited supply and the high price of replacing this source of linear alpha-olefins feedstock, our oxo-alcohols facility is likely to be closed by the end of 2006. In addition, the increased cost of the linear alpha-olefins feedstock increases the competitiveness of lower cost branched propylene-based products and C4-based products, which will probably replace linear plasticizers for most applications over the long-term. We are currently in the process of modifying our plasticizers facilities to produce lower cost-branched plasticizers products. In April 2006, we received a notice from BASF that they plan to terminate their obligation under the plasticizers production agreement with regard to the oxo alcohol unit effective July 31, 2006.

Results of Operations
   Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
   Revenues and Income (Loss) from Continuing Operations
     Our revenues were $137 million for the first quarter of 2006, a 24% decrease from the $180 million in revenues we recorded for the first quarter of 2005. This reduction in revenues was primarily driven by the limited production from our styrene facility in the first quarter of 2006 as discussed above. The north train of our styrene facility was repaired and operating at scheduled rates by February 1, 2006 and the south train of our styrene facility was repaired and operating by March 1, 2006 We recorded a net loss from continuing operations of $9 million for the first quarter of 2006, compared to income of $5 million which we recorded in the first quarter of 2005. The loss in the first quarter of 2006 was primarily a result of the repairs necessary to bring the north and south trains of our styrene unit back up along with the regularly scheduled maintenance.
     Revenues from our styrene operations were $100 million for the first quarter of 2006, a decrease of 34% from the $150 million in revenues we received from these operations for the first quarter of 2005. This decrease in revenues from our styrene operations was due to the performance of a maintenance turnaround on our styrene production facility during the first quarter of 2006 to repair the damage caused by the September 22, 2005 fire discussed above. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. Because of the fire that occurred in September 2005, we decided to perform the styrene turnaround earlier than planned. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene unit, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2006, we incurred approximately $9 million of expenses associated with this turnaround of our styrene unit. During the first quarter of 2006, the prices we paid for benzene, one of the primary raw materials required for styrene production, decreased 12% from the prices we paid for benzene during the first quarter of 2005, and the prices we paid for ethylene, the other primary raw material required for styrene production, increased 7% from the prices we paid for ethylene during the first quarter of 2005. The average price we paid for natural gas for the first quarter of 2006 increased 24% compared to the average price we paid for natural gas during the first quarter of 2005.
     Revenues from acetic acid and plasticizers were $37 million for the first quarter of 2006 compared to the $30 million in revenues we received from these operations during the first quarter of 2005. This increase in revenues resulted from a 26% increase in acetic acid revenues and an 18% increase in plasticizer revenues.
   Selling, General and Administrative (“SG&A”) Expenses
     Our SG&A expenses for the first quarter of 2006 were $0.7 million compared to the $2.5 million in SG&A expenses we recorded for the first quarter of 2005. This decrease was due to our continued cost cutting efforts and our exit from the acrylonitrile and derivatives businesses. Additionally, we recorded a $0.5 million reduction in our bad debt expense after a review of our allowance for doubtful accounts during the first quarter of 2006.
   Provision (Benefit) for Income Taxes
     During the first quarter of 2006, we recorded a $5 million benefit for income taxes from continuing operations compared to a $3 million provision for income taxes from continuing operations for the first quarter of 2005. This difference was due to the pre-tax loss we incurred during the first quarter of 2006.
Liquidity and Capital Resources
     On December 19, 2002, we issued $94.3 million in original principal amount of our Secured Notes. Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Energy, our only wholly owned subsidiary. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3/8 % per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our Revolver. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). There were no borrowings under our Revolver during the first quarter of 2006. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion. Available credit is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of March 31, 2006, total credit available under our Revolver was limited to $50 million due to these borrowing base limitations. As of March 31, 2006, there were no loans outstanding under our Revolver, and we had $3 million in letters of credit outstanding.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver) was $65 million at March 31, 2006, a decrease of $21 million compared to our liquidity at December 31, 2005. This decrease was primarily due to the completion of the styrene maintenance turnaround and repairs to our styrene facility during the first quarter of 2006. The total cost of this turnaround and the repairs, including maintenance expense, catalyst installation and capital projects, was approximately $15 million. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot guarantee that our liquidity will be adequate during any particular period.
     Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $65 million on March 31, 2006, a decrease of $14 million thereof from December 31, 2005. This decrease in working capital resulted primarily from a decrease in our cash balances due to the shutdown of our styrene unit in the first quarter of 2006.
     Cash Flow
     Net cash used in our operations was $18 million for the first quarter of 2006, compared to the $3 million in net cash provided by operations during the first quarter of 2005. This decrease in net cash flow in the first quarter of 2006 was primarily driven by the cash outflow associated with the styrene turnaround and repairs to our styrene facility and an increase in inventories. Net cash flow used in our investing activities was $6 million during the first quarter of 2006, whereas we used $1.9 million of net cash flow in our investing activities during the first quarter of 2005. There was no activity under our Revolver during the first quarter of 2006.
Capital Expenditures
     Our capital expenditures were $6 million during the first quarter of 2006 and $1.6 million during the first quarter of 2005. We expect our capital expenditures for the remainder of 2006 to be between $10 million and $12 million, primarily for routine safety, environmental and replacement capital.
Contractual Cash Obligations
     As of March 31, 2006, there have been no material changes to the significant contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Critical Accounting Policies, Use of Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. There have been no material changes or developments in our evaluation of the accounting estimates or the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). There were no borrowings under our Revolver during the first quarter of 2006. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of March 31, 2006, the fair value of the Secured Notes was $94,875.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

STERLING CHEMICALS, INC. (Registrant)
Date: May 10, 2006	By /s/ RICHARD K. CRUMP
Richard K. Crump
President and Chief Executive Officer

Date: May 10, 2006	By /s/ PAUL G. VANDERHOVEN
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