Form 10-Q
period 2006-06-30
STERLING CHEMICALS INC
filed 2006-08-08
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 000-50132

Sterling Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	76-0502785 (IRS Employer Identification No.)
incorporation or organization)

333 Clay Street, Suite 3600 Houston, Texas 77002-4109 (Address of principal executive offices)	(713) 650-3700 (Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
Such statements are based upon current information and expectations and inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those expected or expressed in the forward-looking statements. Such risks and uncertainties include, among others, the following:
•	the timing and extent of changes in commodity prices for our products and for raw materials;

•	petrochemicals industry production capacity and operating rates;

•	market conditions in the petrochemicals industry, including the supply-demand balance for our products and regional differences in the costs of raw materials and energy;

•	competition, including competitive products, pricing pressures and regional variations in manufacturing costs;

•	our ability to maintain adequate quantities of sales under our contracts;

•	obsolescence of product lines and manufacturing processes;

•	the timing and extent of changes in global economic and business conditions;

•	increases in raw materials and energy costs, including the cost of natural gas;

i

•	our ability to obtain raw materials, energy and ocean-going vessels at competitive prices, in a timely manner and on acceptable terms;

•	regulatory initiatives and compliance with governmental regulations;

•	compliance with environmental laws and regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social and economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts and embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness or cause existing manufacturing processes to become obsolete;

•	effects of litigation;

•	cost, availability and adequacy of insurance;

•	adequacy of our sources of liquidity; and

•	various other matters, many of which are beyond our control.
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
Subsequent Events
     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of August 8, 2006, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after August 8, 2006 or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
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

ii

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	21
Sixteenth Amendment to Amended and Restated Salaried Employees' Pension Plan
Seventeenth Amendment to Amended and Restated Salaried Employees' Pension Plan
Seventh Amended and Restated Savings and Investment Plan
Letter of Deloitte & Touche LLP - unaudited interim financial information
Rule 13a-14(a) Certification of CEO
Rule 13a-14(a) Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in Thousands, Except Share Data)
Revenues	$150,385	$163,515	$287,056	$343,722
Cost of goods sold	144,903	181,795	293,426	349,080

Gross profit (loss)	5,482	(18,280)	(6,370)	(5,358)

Selling, general and administrative expenses	3,101	699	3,780	3,203
Other (income) expense	(3,337)	—	(3,724)	—
Interest and debt related expenses, net of interest income	2,515	2,515	4,903	5,498

Income (loss) from continuing operations before income tax	3,203	(21,494)	(11,329)	(14,059)

Provision (benefit) for income taxes	1,066	(7,861)	(4,332)	(5,145)

Income (loss) from continuing operations	$2,137	$(13,633)	$(6,997)	$(8,914)
Loss from discontinued operations (net of tax benefit of $364, $126, $1,085 and $1,806, respectively)	496	218	1,751	3,131

Net income (loss)	$1,641	$(13,851)	$(8,748)	$(12,045)

Preferred stock dividends	2,009	1,718	3,941	3,370

Net loss attributable to common stockholders	$(368)	$(15,569)	$(12,689)	$(15,415)

Income (loss) per share of common stock, basic and diluted:
Income (loss) from continuing operations	$0.05	$(5.43)	$(3.87)	$(4.34)
Loss from discontinued operations, net of tax	(0.18)	(0.07)	(0.62)	(1.11)

Earnings per share, basic and diluted	$(0.13)	$(5.50)	$(4.49)	$(5.45)

Weighted average shares outstanding:
Basic and diluted :	2,828,460	2,828,474	2,828,463	2,827,104
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$5,321	$42,197
Accounts receivable, net of allowance of $970 and $953, respectively	53,720	57,261
Inventories, net	48,842	39,094
Prepaid expenses	3,006	4,888
Deferred tax asset	2,840	2,802
Assets of discontinued operations	729	1,791

Total current assets	114,458	148,033

Property, plant and equipment, net	221,538	230,018
Other assets, net	9,280	8,543

Total assets	$345,276	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,135	$43,912
Accrued liabilities	16,592	23,690
Liabilities of discontinued operations	4,233	3,826

Total current liabilities	48,960	71,428

Long-term debt	100,579	100,579
Deferred tax liability	2,757	8,196
Deferred credits and other liabilities	73,026	77,804
Redeemable preferred stock	52,244	48,302
Commitments and contingencies (Note 6) Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	188,724	192,551
Accumulated deficit	(116,703)	(107,955)
Accumulated other comprehensive loss	(4,339)	(4,339)

Total stockholders’ equity	67,710	80,285

Total liabilities and stockholders’ equity	$345,276	$386,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(8,748)	$(12,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,255	13,284
Interest amortization	200	200
Lower-of-cost-or-market adjustment	—	215
Other inventory write-downs	—	1,258
Deferred tax benefit	(5,477)	(7,005)
Other	115	156
Change in assets/liabilities:
Accounts receivable	4,454	46,906
Inventories	(10,051)	36,694
Prepaid expenses	1,882	3,070
Other assets	(1,512)	(1,031)
Accounts payable	(14,432)	(28,885)
Accrued liabilities	(6,597)	(3,217)
Other liabilities	(4,778)	(4,345)

Net cash provided by (used in) operating activities	(28,689)	45,255

Cash flows used in investing activities:
Capital expenditures	(8,093)	(4,085)
Cash used for methanol dismantling	(94)	(417)

Net cash used in investing activities	(8,187)	(4,502)

Cash flows from financing activities:
Net repayments on the Revolver	—	(17,684)

Net increase (decrease) in cash	(36,876)	23,069
Cash and cash equivalents – beginning of year	42,197	1,901

Cash and cash equivalents – end of period	$5,321	$24,970

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$5,204	$5,903
Cash paid for income taxes	60	55
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
Earnings per share
     Basic earnings (loss) per share (“EPS”) is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding, plus the assumed exercise of all dilutive securities using the treasury stock method or the “if converted” method, as appropriate. For the three and six-month periods ended June 30, 2006 and 2005, all outstanding stock options and warrants and conversion of our preferred stock were excluded from the computation as they were anti-dilutive.
Reclassification
     Certain amounts reported in the consolidated financial statements for the prior periods have been reclassified to conform to the current consolidated financial statement presentation with no effect on net income (loss) or stockholders’ equity.
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-Revised 2004, “Share-Based Payments” (“SFAS No. 123(R)”), using the modified prospective method. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principals Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS 123(R), the cost of employee services received in exchange for a stock-based award is determined based on the grant-date fair value (with limited exceptions). That cost is then recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). We currently use an option pricing model to estimate the grant date fair value of stock-based awards. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.
     On January 1, 2006, using the modified prospective method under SFAS No. 123(R), we began recognizing expense on any unvested awards under our 2002 Stock Plan that were granted prior to that time and are expected to vest over their respective remaining vesting periods. Any awards granted under our 2002 Stock Plan after December 31, 2005 will be expensed over the vesting period of the award. Stock based compensation expense was $25,000 and $0.1 million for the three and six-month periods ended June 30, 2006, respectively.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
exercise elections,” an additional 12,359 shares subject to the stock options held by these two former employees were used to pay the exercise price and withholding taxes related to the option exercises. The net exercise elections required variable accounting and resulted in compensation expense of $0.2 million during the first quarter of 2005.
     The following table illustrates the pro forma effect on our net income and income per share attributable to common stockholders for the three and six-month periods ended June 30, 2005:

	Three months ended	Six months ended June
	June 30, 2005	30, 2005
	Dollars in Thousands, Except Share Data
Net loss attributable to common stockholders, as reported	$(15,569)	$(15,415)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	128

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(240)

Pro forma net loss	$(15,679)	$(15,527)

Basic and diluted loss per share attributable to common stockholders:
As reported	$(5.50)	$(5.45)
Pro forma	(5.54)	(5.49)
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
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$50	$963
Inventories	679	376
Other assets	—	452

Total	$729	$1,791

Liabilities of discontinued operations:
Accrued liabilities	$4,233	$3,826

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Revenues and pre-tax losses from discontinued operations for the three and six-month periods ended June 30, 2006 and 2005 are presented below:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands)
Revenues	$154	$678	$1,005	$35,964
Loss before income taxes	860	344	2,836	4,937
     We expect to incur total costs of $10 million to $12 million related to our exit from the acrylonitrile and derivatives businesses, of which approximately $6 million has been spent through June 30, 2006. Changes in the accrued exit costs are detailed below:

	Accrued as of	Additional			Accrued as of
	December 31, 2005	accruals	Cash payments	Other	June 30, 2006
Severance accrual.	$477	$367	$(522)	$—	$322
DSIDA contractual obligation	2,853	98	—	—	2,951
DSIDA dismantling costs	496	236	—	—	732
Product payable	—	—	—	228	228

Totals	$3,826	$701	$(522)	$228	$4,233

4. Inventories

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Finished products	$30,999	$30,162
Raw materials	11,669	7,974
Inventories under exchange agreements	2,345	(2,807)
Stores and supplies, net	3,829	3,765

	$48,842	$39,094

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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average interest rate for borrowings under our Revolver for both the three and six-month periods ended June 30, 2006 was 8.64%. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2006, total credit available under our Revolver was limited to $55 million due to these borrowing base limitations. As of June 30, 2006, there were no loans outstanding under our Revolver, and we had $3 million in outstanding letters of credit issued pursuant to our Revolver. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our Revolver are classified as a current portion of long-term debt.
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
6. Commitments and Contingencies
Product Contracts:
     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene to various customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. A significant portion of our existing styrene sales contracts will expire in the next twelve months. The stated term of one of these contracts, which represents a significant portion of our current North America committed sales volumes, expires at the end of this year and we do not expect that contract to be renewed. We are currently pursuing renewals of our other contracts that expire in 2007, as well as additional contract volumes with new customers. We may not be successful in renewing these expiring contracts or obtaining new contract customers. If we are unsuccessful, we may sell more of our styrene production in the spot markets, both domestic and export, which could have a material adverse affect on our financial condition, results of operations and cash flows.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1 hour” ozone standard of the Clean Air Act. The EPA has recently proposed to approve this “1 hour” SIP, which calls for reduction of emissions of nitrogen oxides (“NOx”) at our Texas City facility by approximately 80% by the end of 2007. The current SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene and propylene. The cost of compliance with the “1 hour” SIP at the Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital required by S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc. To date we have spent $9.8 million in capital on NOx reductions and HRVOC monitoring, with $0.5 million of that amount being spent during the first half of 2006. In April 2004, the Houston-Galveston region was designated a moderate non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010. The TCEQ is currently considering another revision to the SIP in order to achieve compliance with the 8-hour ozone standard. Potential control strategies for this “8-hour SIP” are being reviewed by the TCEQ, and adoption of additional regulations is expected in May of 2007. These revisions to the SIP are expected to be submitted to the EPA for approval in June 2007, and may require that emissions of NOx by reduced by 90% by January 1, 2009, as well as further reductions or additional monitoring of HRVOC emissions. We estimate that an additional $16 million to $18 million in capital improvements would be required to meet these new requirements. A small portion of these costs may be recovered from the other parties to our production agreements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. The incident is being investigated and the underlying cause of the accident is not yet known. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF Corporation and five other defendants seeking over $500,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. At this time, it is impossible to determine the extent of, or whether we will have any, liability for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
Other:
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-started. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. The total cost for these repairs was approximately $11 million. We have also filed a claim for approximately $12 million under our business interruption insurance policies. As of June 30, 2006, we have received $3 million under these insurance policies. We may not, however, ultimately recover all of our claimed amounts under our insurance policies. Due to the uncertain nature and status of these claims, we are recording income associated with these claims as cash is received.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
7. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Service cost	$131	$202	$325	$404
Interest cost	1,810	1,669	3,615	3,338
Expected return on plan assets	(1,750)	(1,667)	(3,500)	(3,334)

Net pension costs	$191	$204	$440	$408

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Other postretirement benefits costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Service cost	$41	$55	$94	$110
Interest cost	387	400	775	800
Amortization of unrecognized costs	(288)	(356)	(576)	(712)

Net plan costs	$140	$99	$293	$198

8. New Accounting Standards
     In September 2005, the Financial Accounting Standards Board (the “FASB”) reached a final consensus on Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning April 1, 2006. Adoption of EITF 04-13 did not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” to clarify the accounting for tax positions recognized in an enterprise’s tax return and accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. FIN 48 is effective for us on January 1, 2007. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2006 and 2005, and of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 8, 2006

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
     Styrene sales prices during the second quarter of 2006 were approximately the same, on average, as those during the first quarter of 2006. However, styrene sales prices steadily increased during May and June of 2006 as a result of rapidly increasing benzene prices. The rapidly increasing styrene sales prices during the second quarter of 2006 contributed to positive gross margins in styrene for the period, as a significant amount of our styrene was produced using lower-priced benzene as a raw material and was then sold in the ensuing month when styrene sales prices had increased. This impact resulted in an increase in gross profit of approximately $5 million during the quarter.
     Contract benzene prices generally increased during the second quarter of 2006, compared to a sharp decrease during the second quarter of 2005, as depicted in the chart below:
Source: Chemical Marketing Associates, Inc. (“CMAI”)
     Depending on market conditions, benzene contract prices may be either higher or lower than benzene spot prices. As we purchase a portion of our benzene requirements priced on a contract basis and the remainder priced on a spot basis, the actual prices for our benzene purchases is not exactly the same as shown in the table above. Our actual benzene costs did, however, follow similar trends. As the combined cost of raw materials and energy resources is far greater than the total of all other costs of styrene production, with the cost of benzene having the greatest impact on overall styrene manufacturing costs, high benzene prices have continued to make it difficult for United States’ styrene producers to realize meaningful margin improvements on their styrene sales.
     Over the last five years, China has been the driver for growth in styrene demand, representing around 75% of the world’s new styrene demand in that period. Historically, we have positioned ourselves to take advantage of peaks in the Asian styrene markets, with only 50% of our styrene capacity being committed under long-term arrangements. However, over the last two years, relatively high benzene and natural gas prices have significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene global demand growth rates. We expect these dynamics to continue throughout 2006. Further complicating our ability to sell styrene into the Asian markets is the announcement by several of our competitors of their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame. Several of these facilities appear likely to startup during this period, although it is not uncommon for announced construction to be delayed. In addition, most of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in market demand.
     Given the market conditions in the Asian markets and the high domestic raw materials and energy costs we have been experiencing, most of our styrene sales over the last two years have been made to customers in NAFTA countries and South America. We expect most our styrene sales over the next three to five years to also be in these geographic regions. Consequently, we are focusing our efforts on increasing market share in these areas, while continuing to make occasional styrene sales in Asia on an opportunistic basis. We may not, however, be successful in increasing our market share in these geographic regions during this period and we cannot guarantee when, or if, market conditions for North American styrene producers will improve in Asia. A significant portion of our existing styrene sales contracts will expire in the next twelve months. The stated term of one of these contracts, which represents a significant portion of our current North America committed sales volumes, expires at the end of this year and we do not expect that contract to be renewed. We are currently pursuing renewals of our other contracts that expire in 2007, as well as additional contract volumes with new customers. We may not be successful in renewing these expiring contracts or obtaining new contract customers. If we are unsuccessful, we may sell more of our styrene production in the spot markets, both domestic and export, which could have a material adverse affect on our financial condition, results of operations or cash flows.
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-started. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. The total cost for these repairs was approximately $11 million. We have also filed a claim for approximately $12 million under our business interruption insurance policies. As of June 30, 2006, we have received $3 million under these insurance policies. We may not, however, ultimately recover all of our claimed amounts under our insurance policies. Due to the uncertain nature and status of these claims, we are recording income associated with these claims as cash is received.
     Margins for acetic acid have grown steadily over the past several years, with this trend continuing for the first six months of 2006. We also expect demand to remain high throughout 2007. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing just over 40% of total demand. From 2005 to 2009, global production of vinyl acetate monomer is expected to increase from 7.3 billion pounds to 8.3 billion pounds. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that extends until at least 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
     Historically, we have produced linear plasticizers, which typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. One of these raw materials for linear plasticizers is a product known as linear alpha olefins. Over the last few years, the price of linear alpha olefins has increased sharply, which has caused many consumers to switch to lower cost branched propylene-based products and C4-based products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term.
     In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of linear alpha olefins to the oxo-alcohols production unit of our plasticizers facility. On April 28, 2006, BASF Corporation (“BASF”) notified us that it was exercising its right under our Second Amended and Restated Plasticizers Production Agreement to terminate its future obligations with respect to the operation of our oxo-alcohols production unit, effective as of July 31, 2006. After pursuing various alternative uses for our oxo-alcohols unit, we were unable to secure an alternative use for this facility. As a result, we intend to permanently shut down our oxo-alcohols production unit in August 2006. This shutdown will not result in any layoffs, as personnel assigned to our oxo-alcohol unit will be redeployed to other positions at our Texas City facility. After the closure of our oxo-alcohol unit, our phthalate esters unit will use oxo-alcohols supplied by BASF that have a different chemical composition. We are also in the process of modifying our plasticizers facilities to produce lower cost-branched plasticizers products and expect these modifications to be completed during the third quarter of 2006. We do not expect the closure of our oxo-alcohol unit to have a material effect on our financial condition, results of operation or cash flows. In addition, due to the oxo-alcohols long-lived assets having a book value of zero, no impairment charges are required as a result of this closure.
Results of Operations
  Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
  Revenues and Income (Loss) from Continuing Operations
     Our revenues were $150 million for the second quarter of 2006, a 9% decrease from the $164 million in revenues we recorded for the second quarter of 2005. This reduction in revenues was primarily driven by lower volumes of export sales of styrene. We recorded net income from continuing operations of $2 million for the second quarter of 2006, compared to the net loss of $14 million we recorded in the second quarter of 2005. Our improved financial performance in the second quarter of 2006 resulted primarily from higher styrene margins and, to a lesser extent, payments of $3 million we received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
     Revenues from our styrene operations were $115 million for the second quarter of 2006, a decrease of 15% from the $135 million in revenues we received from these operations for the second quarter of 2005. This decrease in revenues from our styrene operations was primarily due to lower volumes of export sales. During the second quarter of 2006, the prices we paid for benzene, one of the primary raw materials required for styrene production, decreased 4% from the prices we paid for benzene during the second quarter of 2005, and the prices we paid for ethylene, the other primary raw material required for styrene production, increased 21% from the prices we paid for ethylene during the second quarter of 2005. The average price we paid for natural gas for the second quarter of 2006 decreased 7% compared to the average price we paid for natural gas during the second quarter of 2005.
     Revenues from acetic acid and plasticizers were $35 million for the second quarter of 2006 compared to the $28 million in revenues we received from these operations during the second quarter of 2005. This increase in revenues resulted from an 8% increase in acetic acid revenues and a 69% increase in plasticizer revenues. In December 2005, we amended our plasticizers production agreement with BASF to, among other things, eliminate the provisions providing for the sharing of profits and losses from this business between us and BASF. The increase in plasticizer revenues in the second quarter of 2006 primarily resulted from the absence of an accrual for the losses from this business we shared with BASF during the second quarter of 2005.
  Selling, General and Administrative (“SG&A”) Expenses
     Our SG&A expenses for the second quarter of 2006 were $3 million compared to the $0.7 million in SG&A expenses we recorded for the second quarter of 2005. This increase is primarily related to our allowances for doubtful accounts. In the second quarter of 2005, we recorded a $1.7 million reduction in our allowance for doubtful accounts, while in the second quarter of 2006, we recorded a $0.5 million increase in our bad debt expense.
Other Income
     We recorded $3 million in other income during the second quarter of 2006, which primarily consisted of payments received under our insurance policies related to the fire that occurred in our styrene unit in September 2005.
  Provision (Benefit) for Income Taxes
     During the second quarter of 2006, we recorded a $1 million provision for income taxes from continuing operations compared to an $8 million benefit for income taxes from continuing operations for the second quarter of 2005. This difference was due to the recording of net income in the second quarter of 2006 versus the recording of a pre-tax loss during the second quarter of 2005.
  Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
  Revenues and Income (Loss) from Continuing Operations
     Our revenues were $287 million for the six-month period ended June 30, 2006, compared to the $344 million in revenues we received during the six-month period ended June 30, 2005. This 16% decrease in revenues resulted primarily from the decrease in revenues from our styrene operations resulting from lower production from our styrene production facility during the maintenance turnaround performed in the first quarter of 2006 to repair the damage caused by the September 22, 2005 fire discussed above, and lower volumes of export sales of styrene during the second quarter of 2006 due to disadvantageous market conditions in Asia for Gulf Coast producers. We recorded a net loss from continuing operations of $7 million for the six-month period ended June 30, 2006, compared to a net loss of $9 million during the six-month period ended June 30, 2005.
     Revenues from our styrene operations were $215 million for the six-month period ended June 30, 2006; a decrease of 25% from the $285 million in revenues we received from these operations for the six-month period ended June 30, 2005. This decrease in revenues from our styrene operations was due to lower production from our styrene production facility during the shut down of that facility in the first quarter of 2006 to repair the damage caused by the September 22, 2005 fire discussed above, and lower volumes of export sales of styrene during the second quarter of 2006 due to disadvantageous market conditions in Asia for Gulf Coast producers. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. As our styrene production facility was already shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire discussed above, we decided to perform our normal recurring styrene turnaround earlier than planned. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene unit, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2006, we incurred approximately $9 million of expenses associated with this turnaround of our styrene unit. During the first two quarters of 2006, prices for benzene and ethylene, the two primary raw materials required for styrene production, decreased 8% and increased 12%, respectively, from the prices we paid for these products in the first two quarters of 2005. The average price we paid for natural gas for the first two quarters of 2006 increased 5% from the average price we paid for natural gas during the first two quarters of 2005.

     Revenues from acetic acid and plasticizers were $72 million for the six-month period ended June 30, 2006 and $58 million for the six-month period ended June 30, 2005. This increase in revenues was due to a 17% increase in acetic acid revenues and a 39% increase in plasticizer revenues.
  Other Income
     We recorded $3.7 million in other income for the six-month period ended June 30, 2006, which primarily consisted of payments received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average interest rate for borrowings under our Revolver for both the three and six-month periods ended June 30, 2006 was 8.64%. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion. Available credit is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of June 30, 2006, total credit available under our Revolver was limited to $55 million due to these borrowing base limitations. As of June 30, 2006, there were no loans outstanding under our Revolver, and we had $3 million in letters of credit outstanding.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver) was $57 million at June 30, 2006, a decrease of $29 million compared to our liquidity at December 31, 2005. This decrease primarily resulted from expenses associated with the maintenance turnaround and repairs to our styrene facility performed during the first quarter of 2006. The total cost of this turnaround and the repairs, including maintenance expense, catalyst installation and capital projects, was approximately $15 million. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future, although we cannot guarantee that our liquidity will be adequate during any particular period.
     Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $69 million on June 30, 2006, a decrease of $10 million thereof from December 31, 2005. This decrease in working capital resulted primarily from a decrease in our cash balances due to the shutdown of our styrene unit in the first quarter of 2006.
     Cash Flow
     Net cash used in our operations was $29 million for the first six months of 2006, compared to the $45 million in net cash provided by operations during the first six months of 2005. This decrease in net cash flow in the first six months of 2006 was primarily driven by the cash outflow associated with the styrene turnaround and repairs to our styrene facility and an increase in inventories. Cash flow during the first six months of 2005 was also positively impacted by approximately $41 million due to the depletion of working capital associated with our closure of our acrylonitrile facility during February 2005. Net cash flow used in our investing activities was $8 million during the first six months of 2006, whereas we used $5 million of net cash flow in our investing activities during the first six months of 2005. There was no activity under our Revolver during the first six months of 2006.
     Capital Expenditures
     Our capital expenditures were $8 million during the first six months of 2006 compared to $4 million during the first six months of 2005. This increase was due to an assortment of projects completed during the styrene turnaround in the first quarter of 2006. We expect our capital expenditures for the remainder of 2006 to be between $10 million and $12 million, primarily for routine safety, environmental and replacement capital.
Contractual Cash Obligations
     As of June 30, 2006, there have been no material changes to the significant contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
New Accounting Standards
     In September 2005, the Financial Accounting Standards Board (the “FASB”) reached a final consensus on Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 provides that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into in contemplation of one another. The consensus contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF 04-13 are effective for transactions beginning April 1, 2006. Adoption of EITF 04-13 did not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” to clarify the accounting for tax positions recognized in an enterprise’s tax return and accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. FIN 48 is effective for us on January 1, 2007. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). There were no borrowings under our Revolver during the second quarter of 2006. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of June 30, 2006, the fair value of the Secured Notes was $95,125.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on April 21, 2006. At the Annual Meeting:
•	six of our incumbent directors were re-elected; and

•	the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2006 was ratified and approved.
     Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Preferred Stock, the holders of our Preferred Stock, voting separately as a class, are entitled to elect a percentage of our directors determined by the aggregate amount of shares of our Preferred Stock and our common stock beneficially owned by Resurgence Asset Management, L.L.C. and certain permitted transferees. Currently, the holders of our Preferred Stock are entitled to elect a majority of our directors. Under our Amended and Restated Certificate of Incorporation, the holders of our Secured Notes have the exclusive right, voting separately as a class, to elect one of our directors until our Secured Notes have been paid in full, with each holder being entitled to one vote for each $1,000 in principal amount of our Secured Notes held of record by such holder. All of our other directors are elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. At the Annual Meeting, three of our directors were elected by the holders of our Preferred Stock, two of our directors were elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class, and one of our directors was elected by the holders of our Secured Notes. The voting results for the re-election of our six incumbent directors are set forth below:
     Directors elected by the holders of our Preferred Stock:

Director	For	Withheld
Byron J. Haney	3,501,929	0
Philip M. Sivin	3,501,929	0
Karl W. Schwarzfeld	3,501,929	0
     Directors elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class:

Director	For	Withheld
Richard K. Crump	6,017,286	256,942
Dr. Peter Ting Kai Wu	6,017,286	256,942
     Directors elected by the holders of our Secured Notes:

Director	For	Withheld
John W. Gildea	83,790,500	17,047
     Our shares of Preferred Stock and our shares of common stock voted together as a single class on the ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2006. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. The voting results for the ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2006 are set forth below:

For	Against	Abstain
6,273,699	519	10
     There were no broker non-votes on any matter voted on at the Annual Meeting.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**10.1	—	Sixteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan

**10.2	—	Seventeenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan

**10.3	—	Seventh Amended and Restated Savings and Investment Plan

**15.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC.
(Registrant)

Date: August 8, 2006	By	/s/ RICHARD K. CRUMP

Richard K. Crump
President and Chief Executive Officer

Date: August 8, 2006	By	/s/ PAUL G. VANDERHOVEN

Paul G. Vanderhoven
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	—	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	—	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	—	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	—	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**10.1	—	Sixteenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan

**10.2	—	Seventeenth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan

**10.3	—	Seventh Amended and Restated Savings and Investment Plan

**15.1	—	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith