Form 10-Q
period 2006-09-30
STERLING CHEMICALS INC
filed 2006-11-14
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     As of October 31, 2006, Sterling Chemicals, Inc. had 2,828,460 shares of common stock, par value $.01 per share, outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-Q refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiary.
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
Subsequent Events
     All statements contained in this Form 10-Q, including the forward-looking statements discussed above, are made as of November 13, 2006, unless those statements are expressly made as of another date. We disclaim any responsibility for the accuracy of any information contained in this Form 10-Q to the extent such information is affected or impacted by events, circumstances or developments occurring after November 13, 2006, or by the passage of time after such date. Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any statement or information contained in this Form 10-Q, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.
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

ii

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 5. Other Information	23

Item 6. Exhibits	23
Amended and Restated 2002 Stock Plan
Fifth Amended and Restated Key Employee Protection Plan
Amended and Restated Salaried Employees' Pension Plan
Letter of Deloitte & Touche LLP
Rule 13a-14a Certification of CEO
Rule 13a-14a Certification of CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO
Compensation Committee Charter

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in Thousands, Except Share Data)
Revenues	$189,916	$148,733	$476,972	$492,455
Cost of goods sold	176,582	143,879	470,008	490,445

Gross profit	13,334	4,854	6,964	2,010

Selling, general and administrative expenses	2,562	2,338	6,342	5,540
Other (income) expense	(12,000)	—	(15,724)	—
Interest and debt related expenses, net of interest income	2,663	2,376	7,566	7,874

Income (loss) from continuing operations before income tax	20,109	140	8,780	(11,404)

Provision (benefit) for income taxes	10,160	25	5,827	(4,198)

Income (loss) from continuing operations	$9,949	$115	$2,953	$(7,206)
Income (loss) from discontinued operations (net of tax benefit of $1,139, $5,290, $2,223 and $8,018, respectively)	625	(9,164)	(1,127)	(13,888)

Net income (loss)	$10,574	$(9,049)	$1,826	$(21,094)

Preferred stock dividends	2,090	1,786	6,031	5,156

Net income (loss) attributable to common stockholders	$8,484	$(10,835)	$(4,205)	$(26,250)

Income (loss) per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations	$2.78	$(0.59)	$(1.09)	$(4.37)
Income (loss) from discontinued operations, net of tax	0.22	(3.24)	(0.40)	(4.91)

Basic earnings per share	$3.00	$(3.83)	$(1.49)	$(9.28)

Diluted earnings per share:
Income (loss) from continuing operations	$1.50	$(0.59)	$(1.09)	$(4.37)
Income (loss) from discontinued operations, net of tax	0.10	(3.24)	(0.40)	(4.91)

Diluted earnings per share	$1.60	$(3.83)	$(1.49)	$(9.28)

Weighted average shares outstanding:
Basic :	2,828,460	2,828,474	2,828,462	2,827,566
Diluted :	6,616,146	2,828,474	2,828,462	2,827,566
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$27,370	$42,197
Accounts receivable, net of allowance of $1,279 and $953, respectively	42,447	57,261
Accounts receivable, other	6,120	—
Inventories, net	53,501	39,094
Prepaid expenses	10,456	4,888
Deferred tax asset	2,861	2,802
Assets of discontinued operations	684	1,791

Total current assets	143,439	148,033

Property, plant and equipment, net	216,410	230,018
Other assets, net	9,070	8,543

Total assets	$368,919	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34,548	$43,912
Accrued liabilities	22,010	23,690
Liabilities of discontinued operations	756	3,826

Total current liabilities	57,314	71,428

Long-term debt	100,579	100,579
Deferred tax liability	11,799	8,196
Deferred credits and other liabilities	68,674	77,804
Redeemable preferred stock	54,334	48,302
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	186,659	192,551
Accumulated deficit	(106,129)	(107,955)
Accumulated other comprehensive loss	(4,339)	(4,339)

Total stockholders’ equity	76,219	80,285

Total liabilities and stockholders’ equity	$368,919	$386,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2006	2005
	(Unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$1,826	$(21,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,517	25,824
Interest amortization	300	300
Deferred tax expense (benefit)	3,544	(12,274)
Gain on disposal of property, plant and equipment	(1,960)	—
Other	140	157
Change in assets/liabilities:
Accounts receivable	9,651	58,222
Inventories	(14,709)	34,885
Prepaid expenses	(5,568)	(1,527)
Other assets	(1,944)	(1,183)
Accounts payable	(7,668)	(26,002)
Accrued liabilities	(4,639)	6,423
Other liabilities	(9,130)	(5,887)

Net cash provided by (used in) operating activities	(6,640)	57,844

Cash flows provided by (used in) investing activities:
Capital expenditures	(10,036)	(5,155)
Insurance proceeds relating to property, plant and equipment	1,960	—
Cash used for methanol dismantling	(111)	(591)

Net cash used in investing activities	(8,187)	(5,746)

Cash flows from financing activities:
Net repayments on the Revolver	—	(17,684)

Net increase (decrease) in cash	(14,827)	34,414
Cash and cash equivalents – beginning of year	42,197	1,901

Cash and cash equivalents – end of period	$27,370	$36,315

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$5,428	$5,864
Cash paid for income taxes	60	59
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-Revised 2004, “Share-Based Payments” (“SFAS No. 123(R)”), using the modified prospective method. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principals Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123(R), the cost of employee services received in exchange for a stock-based award is determined based on the grant-date fair value (with limited exceptions). That cost is then recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period). We currently use an option pricing model to estimate the grant date fair value of stock-based awards. Excess tax benefits, as defined in SFAS No. 123(R), are recognized as an addition to paid-in capital.
     On January 1, 2006, using the modified prospective method under SFAS No. 123(R), we began recognizing expense on any unvested awards under our 2002 Stock Plan that were granted prior to that time and are expected to vest over their respective remaining vesting periods. Any awards granted under our 2002 Stock Plan after December 31, 2005 will be expensed over the vesting period of the award. Stock based compensation expense was $25,000 and $139,000 for the three and nine-month periods ended September 30, 2006, respectively.
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
     The following table illustrates the pro forma effect on our net income and income per share attributable to common stockholders for the three and nine-month periods ended September 30, 2005:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(Dollars in Thousands, Except Share Data)
Net loss attributable to common stockholders, as reported	$(10,835)	$(26,250)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	128

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(110)	(350)

Pro forma net loss	$(10,945)	$(26,472)

Basic and diluted loss per share attributable to common stockholders:
As reported	$(3.83)	$(9.28)
Pro forma	(3.87)	(9.36)
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid (“DSIDA”). Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses sustained losses in recent years and had been shut down since February of 2005.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our consolidated statement of operations and cash flows, and we have presented the assets and liabilities of these businesses separately in our consolidated balance sheet.
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$6	$963
Inventories	678	376
Other assets	—	452

Total	$684	$1,791

Liabilities of discontinued operations:
Accrued liabilities	$756	$3,826

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Revenues and pre-tax losses from discontinued operations for the three and nine-month periods ended September 30, 2006 and 2005 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Revenues	$103	$4,582	$1,108	$40,545
Loss before income taxes	514	14,454	3,350	21,906
     We expect to incur total costs of $10 million related to our exit from the acrylonitrile and derivatives businesses, of which approximately $9 million has been spent through September 30, 2006. Changes in the accrued exit costs are detailed below (in thousands):

	Accrued as of	Additional			Accrued as of
	December 31, 2005	accruals	Cash payments	Other	September 30, 2006
Severance accrual	$477	$367	$(646)	$—	$198
DSIDA contractual obligation	2,853	147	(3,000)	—	—
DSIDA dismantling costs	496	62	—	—	558
Product payable	—	—	(228)	228	—

Totals	$3,826	$576	$(3,874)	$228	$756

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands, Except Share Data)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$7,859	$(1,671)	$(3,078)	$(12,362)
Income (loss) from discontinued operations	625	(9,164)	(1,127)	(13,888)

Net income (loss), net of tax	$8,484	$(10,835)	$(4,205)	$(26,250)

Weighted average shares outstanding	2,828,460	2,828,474	2,828,462	2,827,566
Earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$2.78	$(0.59)	$(1.09)	$(4.37)
Income (loss) from discontinued operations	0.22	(3.24)	(0.40)	(4.91)

Net income (loss)	$3.00	$(3.83)	$(1.49)	$(9.28)

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Diluted income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$7,859	$(1,671)	$(3,078)	$(12,362)
Add: preferred stock dividends	2,090	¯	¯	¯

Income available to common stockholders plus assumed conversions	$9,949	$(1,671)	$(3,078)	$(12,362)
Income (loss) from discontinued operations	625	(9,164)	(1,127)	(13,888)

Income (loss) for purposes of computing diluted earnings per share	$10,574	$(10,835)	$(4,205)	$(26,250)

Weighted average common shares outstanding	2,828,460	2,828,474	2,828,462	2,827,566
Dilutive impact of preferred stock, if converted	3,787,686	¯	¯	¯

Weighted average common shares outstanding assuming dilution	6,616,146	2,828,474	2,828,462	2,827,566

Earnings per common share assuming dilution:
Income (loss) from continuing operations attributable to common shareholders	$1.50	$(0.59)	$(1.09)	$(4.37)
Income (loss) from discontinued operations	0.10	(3.24)	(0.40)	(4.91)

Net income (loss)	$1.60	$(3.83)	$(1.49)	$(9.28)

     For the three and nine-months ended September 30, 2005, all outstanding stock options and warrants and conversion of preferred stock are excluded from the computation as they were anti-dilutive.
5. Inventories

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Finished products	$34,449	$30,162
Raw materials	13,429	7,974
Inventories under exchange agreements	1,778	(2,807)
Stores and supplies, net	3,845	3,765

	$53,501	$39,094

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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average interest rate for borrowings under our Revolver for the three and nine-month periods ended September 30, 2006 was 9.00% and 8.94%, respectively. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion of our Revolver. Available credit under our Revolver is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2006, total credit available under our Revolver was limited to $54 million due to these borrowing base limitations. As of September 30, 2006, there were no loans outstanding under our Revolver, and we had $3 million in outstanding letters of credit issued pursuant to our Revolver. Based on the maturity date of the Revolver, and pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our Revolver are classified as a current portion of long-term debt.
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
     We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term liquidity needs, although our liquidity may not be adequate during any particular period. The stated term of our Revolver ends on September 19, 2007 and our Secured Notes become due on December 19, 2007. We have commenced discussions to renew or replace our Revolver and refinance the indebtedness under our Secured Notes prior to their stated maturities, either on a stand-alone basis or as part of a larger strategic corporate transaction, although we may not be successful in doing so.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Commitments and Contingencies
Product Contracts:
     We have certain long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. We also have various sales and conversion agreements, which dedicate significant portions of our production of styrene to various customers. Some of these agreements provide for cost recovery plus an agreed profit margin based upon market prices. A significant portion of our existing styrene sales contracts will expire in the next nine months. The stated term of one of these contracts, which represents a significant portion of our current North America committed sales volumes, expires at the end of this year and we do not expect that contract to be renewed. We are currently pursuing renewals of our other contracts that expire in 2007, as well as additional contract volumes with new customers. We may not be successful in renewing these expiring contracts or obtaining new contract customers. If we are unsuccessful, we may lower our styrene production levels or sell more of our styrene production in the spot markets, both domestic and export, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide (“NOx”). Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter threshold for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future NOx, volatile organic compounds and particulate matter control costs, the amount and full impact of which cannot be determined at this time.
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1 hour” ozone standard of the Clean Air Act. The EPA has recently approved this “1 hour” SIP, which calls for reduction of emissions of NOx at our Texas City facility by approximately 80% by the end of 2007. The current SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene. The cost of compliance with the “1 hour” SIP at our Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
expenditures needed to be made by S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc. (“Praxair”). To date we have spent $9.9 million in capital on NOx reductions and HRVOC monitoring, with $0.6 million of that amount being spent during the first three quarters of 2006. In April 2004, the Houston-Galveston region was designated a moderate non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010. The TCEQ is currently drafting another revision to the SIP in order to achieve compliance with the 8-hour ozone standard. Potential control strategies for this “8-hour SIP” are being reviewed by the TCEQ, and adoption of additional regulations is expected in May 2007. These revisions to the SIP are expected to be submitted to the EPA for approval in June 2007, and may require that emissions of NOx be reduced by 90% by January 1, 2009, as well as further reductions or additional monitoring of HRVOC emissions. We estimate that an additional $14 million to $16 million in capital improvements would be required to meet these new requirements. A small portion of these costs may be recovered from the other parties to our production agreements.
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
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. The incident is being investigated and the underlying cause of the accident is not yet known. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF Corporation and five other defendants seeking over $0.5 million in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. At this time, it is impossible to determine the extent of, or whether we will have any, liability for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Amoco Chemical Corporation (“BP Chemicals”) to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas”. Our acetic acid business has always used all of the carbon monoxide produced by Praxair other than the small amount of carbon monoxide included in the blend gas. Until recently, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals is now taking the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas is now being delivered to our acetic acid operations. Effective as of July 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals now claims will continue until July 31, 2016. The disputed portion of the credit is averaging approximately $0.3 million per month during 2006. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. A date for the arbitration hearing has not yet been set, although we expect the hearings to occur during the first quarter of 2007. The arbitration process is in its initial stages, with each side having selected their respective neutral arbitrator. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position in the arbitration.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other:
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-started. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. The total cost for these repairs was approximately $11 million. We also filed a claim for approximately $12 million under our business interruption insurance policies. During the second quarter of 2006, we received an advance payment from our insurance companies of $3 million. In August 2006, we settled the claim with our insurance carriers for a total of $15 million, including the $3 million advance payment. We recognized the incremental $12 million claim settlement as income during the third quarter of 2006. Of the $12 million incremental claim settlement, approximately half was received during September 2006, with the remainder received prior to November 2, 2006.
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Service cost	$162	$202	$487	$606
Interest cost	1,810	1,669	5,425	5,007
Expected return on plan assets	(1,750)	(1,667)	(5,250)	(5,001)

Net pension costs	$222	$204	$662	$612

     Other postretirement benefits costs consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Service cost	$47	$89	$141	$161
Interest cost	388	650	1,163	1,171
Amortization of unrecognized costs.	(288)	(491)	(864)	(886)
Curtailment gain	—	(542)	—	(542)

Plan costs of continuing operations	147	(294)	440	(96)
Curtailment gain from discontinued operations	—	(1,185)	—	(1,185)

Net plan costs	$147	$(1,479)	$440	$(1,281)

9. New Accounting Standards
     In September 2005, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF No. 04-13”). EITF No. 04-13 provides that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into in contemplation of one another. EITF No. 04-13 contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF No. 04-13 were effective for transactions beginning April 1, 2006. Adoption of EITF No. 04-13 did not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. FIN 48 is effective for us on January 1, 2007. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS No. 158 will also require the measurement date of the funded status of our defined benefit postretirement plans match the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates that were previously permissible. We will be required to initially recognize the funded status of our defined benefit postretirement plan and provide the required disclosures as of our fiscal year ending December 31, 2006. The requirement to measure the assets and benefit obligations of our defined benefit postretirement plans as of the date of our fiscal year-end statement of financial position will be effective for our fiscal year ending December 31, 2008.
     In September 2006, the Securities and Exchanged Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We will adopt SAB 108 for our fiscal year ending December 31, 2006 and do not believe that SAB 108 will have a material impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiary (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2006 and 2005, and of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 10, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are styrene, acetic acid and plasticizers. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 50% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships. The balance of our capacity is available to produce styrene for sales throughout the world when market conditions warrant. A significant portion of our existing styrene sales contracts will expire in the next nine months. The stated term of one of these contracts, which represents a significant portion of our current North America committed sales volumes, expires at the end of this year and we do not expect that contract to be renewed. We are currently pursuing renewals of our other contracts that expire in 2007, as well as additional contract volumes with new customers. We may not be successful in renewing these expiring contracts or obtaining new contract customers. If we are unsuccessful, we may lower our styrene production levels or sell more of our styrene production in the spot markets, both domestic and export, which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
     Styrene sales prices during the third quarter of 2006 increased significantly compared to the second quarter of 2006, in large part due to increasing benzene prices. The rapidly increasing styrene sales prices during the third quarter of 2006 contributed to positive gross margins in styrene for the period, as a significant amount of our styrene was produced using lower-priced benzene as a raw material and was then sold in the ensuing month when styrene prices had increased. This impact resulted in an increase in gross profit of approximately $5 million during the quarter. Contract benzene prices trended up from January through July 2006 and then decreased somewhat during the rest of the third quarter, as depicted in the chart below:
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
     Over the last five years, China has been the driver for growth in styrene demand, representing around 75% of the world’s new styrene demand in that period. Historically, we have positioned ourselves to take advantage of peaks in the Asian styrene markets, with only 50% of our styrene capacity being committed under long-term arrangements. However, over the last two years, relatively high benzene and natural gas prices have significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene global demand growth rates. We expect these dynamics to continue throughout 2006. Further complicating our ability to sell styrene into the Asian markets is the announcement by several of our competitors of their intention to build new styrene production units outside the United States during the late 2006 to 2008 time frame. In 2006, our competitors added approximately 2 billion pounds of new styrene capacity in Asia. Most of the remaining announced construction projects appear likely to start up during 2007 and 2008, although it is not uncommon for announced construction to be delayed. In addition, much of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in market demand.
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
     Our styrene facilities consist of two trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facilities was significantly damaged in a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train of our styrene facilities sustained internal damage as a result of this incident and, although still capable of producing product, the damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-

started. During the shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. The total cost for these repairs was approximately $11 million. We also filed a claim for approximately $12 million under our business interruption insurance policies. During the second quarter of 2006, we received an advance payment from our insurance companies of $3 million. In August 2006, we settled the claim with our insurance carriers for a total of $15 million, including the $3 million advance payment. We recognized the incremental $12 million claim settlement as income during the third quarter of 2006. Of the $12 million incremental claim settlement, approximately half was received during September 2006, with the remainder received prior to November 2, 2006.
     Margins for acetic acid have grown steadily over the past several years, with this trend continuing for the first nine months of 2006. We also expect demand to remain robust throughout 2007. The North American acetic acid market is mature and well developed, with demand being linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of total demand. From 2005 to 2009, global production of vinyl acetate monomer is expected to increase from 7.3 billion pounds to 8.3 billion pounds. The acetic acid industry tends to sell most of its products through long term sales agreements having “cost plus” pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins. All of our acetic acid production is sold to BP Chemicals under a long-term production agreement that extends until at least 2016. Under the production agreement, BP Chemicals markets all of the acetic acid we produce and pays us, among other amounts, a portion of the profits earned from their sales of our acetic acid.
     Historically, we have produced linear plasticizers, which typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. One of these raw materials for linear plasticizers is a product known as linear alpha olefins. Over the last few years, the price of linear alpha olefins has increased sharply, which has caused many consumers to switch to lower cost branched propylene-based products and C4-based products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term. As a result, we modified our plasticizers facilities to produce lower cost branched plasticizers products during the third quarter of 2006.
     In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of linear alpha olefins to the oxo-alcohols production unit of our plasticizers facility. On April 28, 2006, BASF Corporation (“BASF”) notified us that it was exercising its right under our Second Amended and Restated Plasticizers Production Agreement to terminate its future obligations with respect to the operation of our oxo-alcohols production unit, effective as of July 31, 2006. After pursuing various alternative uses for our oxo-alcohols unit, we were unable to secure an alternative use for this facility. As a result, we permanently shut down our oxo-alcohols production unit on July 30, 2006. This shutdown did not result in any layoffs, as personnel assigned to our oxo-alcohol unit were redeployed to other positions at our Texas City facility. Due to the closure of our oxo-alcohol unit, our phthalate esters unit now uses oxo-alcohols supplied by BASF that have a different chemical composition. We do not expect the closure of our oxo-alcohol unit to have a material effect on our financial condition, results of operation or cash flows. In addition, due to the oxo-alcohols long-lived assets having a book value of zero, no impairment charges were required as a result of this closure.
Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Revenues and Income (Loss) from Continuing Operations
     Our revenues were $190 million for the third quarter of 2006, a 28% increase from the $149 million in revenues we recorded for the third quarter of 2005. This increase in revenues was primarily driven by an increase in styrene sales prices and acetic acid sales. We recorded net income from continuing operations of $10 million for the third quarter of 2006, compared to the net income of $0.1 million that we recorded in the third quarter of 2005. Our improved financial performance in the third quarter of 2006 resulted primarily from higher styrene and acetic margins, higher acetic sales volumes and a $12 million gain we recorded from the insurance settlements filed against our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
     Revenues from our styrene operations were $150 million for the third quarter of 2006, an increase of 24% from the $122 million in revenues we received from these operations for the third quarter of 2005. This increase in revenues from our styrene operations was primarily due to higher sales prices. During the third quarter of 2006, the prices we paid for benzene, one of the primary raw materials required for styrene production, increased 28% from the prices we paid for benzene during the third quarter of 2005, and the prices we paid for ethylene, the other primary raw material required for styrene production, increased 23% from the prices we paid for ethylene during the third quarter of 2005. The average price we paid for natural gas for the third quarter of 2006 decreased 23% compared to the average price we paid for natural gas during the third quarter of 2005.
     Revenues from acetic acid and plasticizers were $40 million for the third quarter of 2006 compared to the $27 million in revenues we received from these operations during the third quarter of 2005. This increase in revenues was comprised of a 51% increase in acetic acid revenues and a 35% increase in plasticizer revenues. The increase in acetic revenues resulted primarily from increased sales volumes of acetic acid in the third quarter of 2006, in large part due to the lack of production in the third quarter of 2005 due to a maintenance shutdown, as well as higher margins in the 2006 period. Additionally, acetic acid revenues also increased by $2.4 million in the third quarter of 2006 in connection with an adjustment to previously incorrectly billed items. In December 2005, we amended our plasticizers production agreement with BASF to among other things, eliminate the provisions providing for the sharing of profits and losses from this business between us and BASF. The increase in plasticizer revenues in the third quarter of 2006 primarily resulted from the absence of an accrual for the losses from this business we shared with BASF during the third quarter of 2005.
Other Income
     We recorded $12 million in other income during the third quarter of 2006, which primarily consisted of recognition of the final settlement of our claims under our insurance policies related to the fire that occurred in our styrene unit in September 2005.
Provision (Benefit) for Income Taxes
     During the third quarter of 2006, we recorded a $10 million provision for income taxes from continuing operations compared to a less than $1 million provision for income taxes from continuing operations for the third quarter of 2005. This difference was due to our increased net income and certain return to accrual adjustments in connection with the filing of our 2005 federal income tax return in the third quarter of 2006.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Revenues and Income (Loss) from Continuing Operations
     Our revenues were $477 million for the nine-month period ended September 30, 2006, compared to the $492 million in revenues we received during the nine-month period ended September 30, 2005. This 3% decrease in revenues resulted primarily from lower styrene volumes due to the shutdown of our styrene unit in the first quarter of 2006 to repair the damage caused by the September 22, 2005 fire discussed above. We recorded a net income from continuing operations of $3 million for the nine-month period ended September 30, 2006, compared to a net loss of $7 million during the nine-month period ended September 30, 2005.
     Revenues from our styrene operations were $366 million for the nine-month period ended September 30, 2006. This represents a decrease of 10% from the $407 million in revenues we received from these operations for the nine-month period ended September 30, 2005. This decrease in revenues from our styrene operations was due to lower production from our styrene production facility during the shutdown of that facility in the first quarter of 2006 to repair the damage caused by the September 22, 2005 fire discussed above. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. As our styrene production facility was already shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire discussed above, we decided to perform our normal recurring styrene turnaround earlier than planned. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene unit, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2006, we incurred approximately $9 million of expenses associated with this turnaround of our styrene unit. During the first three quarters of 2006, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 5% and 17%, respectively, from the prices we paid for these products in the first three quarters of 2005. The average price we paid for natural gas for the first three quarters of 2006 decreased 7% from the average price we paid for natural gas during the same period in 2005.
     Revenues from acetic acid and plasticizers were $111 million for the nine-month period ended September 30, 2006 and $85 million for the nine-month period ended September 30, 2005. This increase in revenues was comprised of a 27% increase in acetic acid revenues and a 37% increase in plasticizer revenues. The increase in acetic revenues resulted primarily from increased sales volumes of acetic acid in the third quarter of 2006, in large part due to the lack of production in the third quarter of 2005 due to a maintenance shutdown, as well as higher margins in the 2006 period. Additionally, acetic acid revenues also increased by $2.4 million in the third quarter of 2006 in connection with an adjustment to previously incorrectly billed items. In December 2005, we amended our plasticizers production agreement with BASF to among other things, eliminate the provisions providing for the sharing of profits and losses from this business between us and BASF. The increase in plasticizer revenues in the third quarter of 2006 primarily resulted from the absence of an accrual for the losses from this business we shared with BASF during the third quarter of 2005.
Other Income
     We recorded $16 million in other income for the nine-month period ended September 30, 2006, which primarily consisted of the recognition of final settlement of our claims under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
Provision (Benefit) for Income Taxes
     During the nine-months ended September 2006, we recorded a $6 million provision for income taxes from continuing operations compared to a $4 million benefit for income taxes from continuing operations for the third quarter of 2005. This difference was due to our increased net income from continuing operations, in large part due to the insurance settlement mentioned above and certain return to accrual adjustments in connection with the filing of our 2005 federal income tax return during the nine-months ended September 2006.
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
     Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). The average interest rate for borrowings under our Revolver for the three and nine-month periods ended September 30, 2006 was 9.00% and 8.94%, respectively. Under our Revolver, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion. Available credit is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our Revolver must exceed outstanding borrowings thereunder by $8 million at all times. As of September 30, 2006, total credit available under our Revolver was limited to $54 million due to these borrowing base limitations. As of September 30, 2006, there were no loans outstanding under our Revolver, and we had $3 million in letters of credit outstanding.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Revolver) was $79 million at September 30, 2006, a decrease of $8 million compared to our liquidity at December 31, 2005. This decrease primarily resulted from expenses associated with the maintenance turnaround and repairs to our styrene facility performed during the first quarter of 2006. The total cost of this turnaround and the repairs, including maintenance expense, catalyst installation and capital projects, was approximately $15 million. We believe that our cash on hand, together with credit available under our Revolver, will be sufficient to meet our short-term liquidity needs, although our liquidity may not be adequate during any particular period. The stated term of our Revolver ends on September 19, 2007 and our Secured Notes become due on December 19, 2007. We have commenced discussions to renew or replace our Revolver and refinance the indebtedness under our Secured Notes prior to their stated maturities, either on a stand-alone basis or as part of a larger strategic corporate transaction, although we may not be successful in doing so.
Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $86 million on September 30, 2006, an increase of $7 million thereof from December 31, 2005. This increase in working capital resulted primarily from a decrease in accounts payable partially offset by a decrease in our cash balances due to expenditures for the shutdown of our styrene unit in the first quarter of 2006.
Cash Flow
     Net cash used in our operations was $7 million for the first nine months of 2006, compared to the $58 million in net cash provided by operations during the first nine months of 2005. This decrease in net cash flow in the first nine months of 2006 was primarily driven by the cash outflow associated with the styrene turnaround and repairs to our styrene facility and an increase in inventories. Cash flow during the first nine months of 2005 was also positively impacted by approximately $41 million from the depletion of working capital associated with our closure of our acrylonitrile facility during February 2005. Net cash flow used in our investing activities was $8 million during the first nine months of 2006, whereas we used $6 million of net cash flow in our investing activities during the first nine months of 2005. There were no net repayments under our Revolver during the first nine months of 2006 compared to $18 million of net repayments in the first nine months of 2005.
Capital Expenditures
     Our capital expenditures were $10 million during the first nine months of 2006 compared to $5 million during the first nine months of 2005. This increase was due to an assortment of projects completed during the styrene turnaround in the first quarter of 2006. We expect our capital expenditures for the remainder of 2006 to be approximately $3 million, primarily for routine safety, environmental and replacement capital.
Contractual Cash Obligations
     The following table summarizes our significant contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Less than 1			More than
	year (1)	1-3 years	4-5 years	5 years	Total
	(Dollars in Thousands)
Long-term debt	$—	$100,579	$—	$—	$100,579
Interest payments on long-term debt	10,142	5,029	—	—	15,171
Operating leases	293	879	586	293	2,051
Purchase obligations (2)	74,000	100,000	71,000	149,000	394,000
Pension and other postretirement benefits	10,340	17,856	8,142	30,491	66,829
Contractual obligations of discontinued operations	756	—	—	—	756

Total	$95,531	$224,343	$79,728	$179,784	$579,386

(1)	Payment obligations under our Revolver are not presented because there were no outstanding borrowings at September 30, 2006 and interest payments fluctuate depending on the interest rate and outstanding balance under our Revolver at any point in time.

(2)	For the purposes of this table, we have considered contractual obligations for the purchase of goods or services as agreements involving more than $1 million that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Most of the purchase obligations identified include variable pricing provisions. We have estimated the future prices of these items, utilizing forward curves where available. The pricing estimated for use in this table is subject to market risk.
New Accounting Standards
     In September 2005, the Financial Accounting Standards Board (the “FASB”) issued Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF No. 04-13”). EITF No. 04-13 provides that two or more legally separate exchange transactions with the same counterparty should be combined and considered as a single arrangement for purposes of applying Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions,” when the transactions were entered into in contemplation of one another. EITF No. 04-13 contains several indicators to be considered in assessing whether two transactions are entered into in contemplation of one another. If, based on consideration of the indicators and the substance of the arrangement, two transactions are combined and considered a single arrangement, an exchange of finished goods inventory for either raw material inventory or work-in-process inventory should be accounted for at fair value. The provisions of EITF No. 04-13 were effective for transactions beginning April 1, 2006. Adoption of EITF No. 04-13 did not have a material impact on our consolidated financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. FIN 48 is effective for us on January 1, 2007. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status would be recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS No. 158 will also require the measurement date of the funded status of our defined benefit postretirement plans match the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates that were previously permissible. We will be required to initially recognize the funded status of our defined benefit postretirement plan and provide the required disclosures as of our fiscal year ending December 31, 2006. The requirement to measure the assets and benefit obligations of our defined benefit postretirement plans as of the date of our fiscal year-end statement of financial position will be effective for our fiscal year ending December 31, 2008.
     In September 2006, the Securities and Exchanged Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We will adopt SAB 108 for our fiscal year ending December 31, 2006 and do not believe that SAB 108 will have a material impact on our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our Revolver bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our Revolver) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our Revolver). There were no borrowings under our Revolver during the second quarter of 2006. The fair value of our Revolver is the same as its carrying value due to the short-term nature of this financial instrument. Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of September 30, 2006, the fair value of the Secured Notes was approximately $94.6 million.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Under the current rules and regulations promulgated by the Securities and Exchange Commission, beginning with our Annual Report on Form 10-K for 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal controls over financial reporting. Beginning with our Annual Report on Form 10-K for 2008, we will be subject to the related attestation by our independent registered public accounting firm.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 7 to the consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 5. Other Information
     On November 10, 2006, our Board of Directors increased the number of directors constituting our whole Board from six to seven and appointed Mr. Steve Gidumal to fill the vacancy resulting from the creation of this newly-created directorship. Mr. Gidumal’s will serve as one of our directors until our 2007 Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier death or his resignation or removal as one of our directors. Mr. Gidumal was also appointed as a member of the Compensation Committee of our Board of Directors to fill the vacancy created by Mr. Philip M. Sivin’s resignation as a member of our Compensation Committee. Resurgence Asset Management, L.L.C. (“Resurgence”) recommended to our Corporate Governance Committee that Mr. Gidumal be appointed as one of our directors. Our Corporate Governance Committee reviewed Mr. Gidumal’s candidacy as a member of our Board of Directors, and recommended to our Board that Mr. Gidumal be appointed as one of our directors. Mr. Gidumal’s election to our Board of Directors was not pursuant to any arrangement or understanding with any other persons, except as generally described in the following paragraph.
     Mr. Gidumal is a Managing Director and a Co-Chief Investment Officer of Resurgence. Resurgence has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Series A Convertible Preferred Stock and over 60% of our common stock, representing ownership of over 80% of the total voting power of our equity. The holders of our Series A Convertible Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. Pursuant to established policies of Resurgence, all director compensation earned by its employees for service on our Board of Directors is paid to Resurgence. As with our other directors that are employees of Resurgence, any director compensation earned by Mr. Gidumal is expected to be paid to Resurgence pursuant to its established policies. Currently, that would include an annual retainer of $25,000 for his service as a director and meeting attendance fees of $2,500 for each Board meeting held in person and $1,250 for each telephonic Board meeting. It will also include attendance fees of $1,500 for each Compensation Committee meeting held in person and $750 for each telephonic Compensation Committee meeting.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

2.1	-	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	-	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	-	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	-	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2	-	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

Exhibit
Number		Description of Exhibit
3.3	-	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**10.1+	-	Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan

**10.2+	-	Fifth Amended and Restated Key Employee Protection Plan

**10.3+	-	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan

**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	-	Section 1350 Certification of the Chief Executive Officer

**32.2	-	Section 1350 Certification of the Chief Financial Officer

**99.1	-	Compensation Committee Charter of Sterling Chemicals, Inc.

**	Filed or furnished herewith

+	Management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)

Date: November 13, 2006	By	/s/ RICHARD K. CRUMP
Richard K. Crump
President and Chief Executive Officer

Date: November 13, 2006	By	/s/ PAUL G. VANDERHOVEN
Paul G. Vanderhoven
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	-	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	-	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	-	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	-	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).

3.2	-	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	-	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003).

**10.1+	-	Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan

**10.2+	-	Fifth Amended and Restated Key Employee Protection Plan

**10.3+	-	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan

**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	-	Section 1350 Certification of the Chief Executive Officer

**32.2	-	Section 1350 Certification of the Chief Financial Officer

**99.1	-	Compensation Committee Charter of Sterling Chemicals, Inc.

**	Filed or furnished herewith

+	Management contracts or compensatory plans or arrangements.