Form 10-K
period 2006-12-31
STERLING CHEMICALS INC
filed 2007-03-15
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $18,459,803.
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
     As of February 28, 2007, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.
     Portions of the definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-K refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.
     Readers should consider the following information as they review this Form 10-K.
Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Such statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the cyclicality of the petrochemicals industry;

•	current and future market and industry conditions and their effect on our results of operations or financial position;

•	the extent, timing and impact of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our competitiveness, business strategy, results of operations or financial position;

•	the adequacy of our liquidity and availability of financing;

•	our environmental management programs and safety initiatives;

•	future uses of, and requirements for, financial resources;

•	future contractual obligations;

•	future amendments, renewals or terminations of existing contractual relationships;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows, dividends or financing plans;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	our ability to renew our collective bargaining agreement;

•	compliance with applicable laws;

•	our reliance on marketing partners;

•	adequacy of insurance coverage or indemnification rights;

•	the timing or extent of changes in commodity prices for our products or raw materials;

•	petrochemicals industry production capacity or operating rates;

•	increases in the cost of, or our ability to obtain, raw materials or energy;

•	regulatory initiatives and compliance with governmental laws or regulations, including environmental laws or regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social or economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

•	changes in technology that could require significant capital expenditures in order to maintain competitiveness or could cause existing manufacturing processes to become obsolete;

•	effects of litigation;

•	cost, availability or adequacy of insurance; and

•	various other matters, many of which are beyond our control.
     The risks included here are not exhaustive. Other sections of this report, and our other filings with the Securities and Exchange Commission, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of this Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-K are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.
Fiscal Year
     In December 2002, we changed our fiscal year-end from September 30 to December 31.

PART I
Item 1. Business
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are acetic acid, styrene and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”), and we are BP Chemicals’ sole source of acetic acid production in the Americas. We sell our acetic acid to BP Chemicals pursuant to a long-term contract (”Production Agreement”) that extends until 2016. The Production Agreement provides us with a portion of the profits derived from BP Chemicals’ sales of the acetic acid we produce and reimbursement of 100% of our fixed and variable costs of acetic acid production. This Production Agreement has provided us with a steadily increasing source of income since the inception of this relationship in 1986 and, over the last three years, we have operated at over 100% of capacity and at utilization rates greater than the industry average.
     We believe we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility. Acetic acid production has two major raw materials requirements – methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the carbon monoxide we use in the production of acetic acid is supplied by Praxair Hydrogen Supply, Inc. (“Praxair”) from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City site.
     Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 30% to 40% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships. In addition, approximately 30% to 40% of our styrene capacity is currently being used to produce styrene sold on the spot market, with the balance of our capacity available to produce styrene for sales throughout the world when market conditions warrant.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are produced exclusively for BASF Corporation (“BASF”) pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Under our agreement with BASF, BASF provides us with most of the required raw materials, markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     We manufacture all of our petrochemicals products at our site in Texas City, Texas. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world and the fourth largest styrene facility in North America. Our Texas City site, which covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks, direct access to Union Pacific and Burlington Northern railways with in-motion rail scales on site, truck loading racks and weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, we have on-site access to a number of key raw material pipelines and are in close proximity to a number of the larger refinery complexes that provide some of our principal raw materials. Given our under-utilized infrastructure, as well as ample unoccupied land, there are significant opportunities for further development of our Texas City site.
     We own the acetic acid, styrene and plasticizers manufacturing units located at our Texas City site. We also lease a portion of our Texas City site to Praxair, who constructed a partial oxidation unit on that land, and we lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. We lease the space for our principal offices located in Houston, Texas.

     In addition to our intention to further expand the capacity of our acetic acid facility, we are presently undertaking numerous initiatives to attract new chemical related businesses to our Texas City site. Given our significant under-utilized infrastructure, land, materials handling, utilities and storage, our Texas City site should be a favorable location for companies looking to construct new manufacturing facilities on the Gulf Coast of the United States. We believe that the construction of a new facility at our site by another company would lower the amount of fixed costs allocated to each of our operating units and provide us with additional revenue. We are presently undertaking numerous initiatives to attract new chemical related businesses to our Texas City site. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs.
Business Strategy
     Grow Our Business. We intend to grow our acetic acid business through capacity expansions. We intend to take advantage of recent investments in our acetic acid facility made by us and BP Chemicals, which we believe have positioned our acetic acid facility for cost-effective future capacity expansions at lower incremental cost. We currently have low-cost debottlenecking opportunities which could increase annual capacity of the acetic acid facility by up to approximately 7% to approximately 1.2 billion pounds. In addition, a new acetic acid reactor installed in 2003, is capable of producing up to 1.7 billion pounds annually.
     Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. Our Texas City site is strategically located on Galveston Bay and we benefit from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks, direct access to Union Pacific and Burlington Northern railways with in-motion rail scales on site, truck loading racks and weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, we have on-site access to a number of key raw material pipelines and are in close proximity to a number of the larger refinery complexes that provide some of our principal raw materials.
     Given our under-utilized infrastructure, as well as ample unoccupied land, there are significant opportunities for further development of our Texas City site. We believe that the construction of a new facility at our site by another company would lower the amount of fixed costs allocated to each of our operating units and provide us with additional revenue. We are presently undertaking numerous initiatives to attract new chemical related businesses to our Texas City site. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. We are currently exploring opportunities involving renewable fuels projects, a new patented process for chemicals manufacturing from waste streams, chemicals terminalling and waste injection well operations. In particular, we are currently in preliminary discussions with two biodiesel producers with respect to several such potential arrangements.
     We plan to evaluate strategic acquisitions, focusing on chemical businesses and assets which would allow us to increase our market share of products we currently produce or those that would provide upstream or downstream integration within our existing businesses.
     We intend to continue operating our styrene facility while seeking strategic alternatives and maintaining operational flexibility to capitalize on any upturns in the styrene industry. We have the fourth largest styrene facility in North America, capable of producing 1.7 billion pounds annually. Approximately 30% to 40% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships. In addition, approximately 30% to 40% of our styrene capacity is currently being used to produce styrene sold on the spot market, with the balance of our capacity available to produce styrene for sales when market conditions warrant. Styrene and polystyrene industry participants, including The DOW Chemical Company and NOVA Chemicals Corporation, have recently announced a desire to seek transactions which would restructure the North American styrene and polystyrene industries, thereby improving the balance of supply and demand in North America. According to Chemical Market Associates, Inc. (“CMAI”), if demand for styrene remains steady, restructuring of North American styrene capacity should improve production rates in North America and lead to improved industry profitability. Given our styrene production capability and total uncontracted capacity, we are in a position to take advantage of any restructuring of the styrene industry and to capitalize on any improvements in styrene market conditions.

     Improve Organization Efficiency and Cost Structure. We continually seek to improve our cost competitiveness through organizational efficiencies, productivity enhancements, operating controls and general cost reductions. Since 2004, we have developed and implemented organizational efficiency projects involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance, process efficiency, logistics and materials management and procurement functions. During this period, these projects reduced our fixed costs by more than $20 million, representing a 15% reduction in our annual fixed costs. Approximately 10% to 15% of these cost savings accrue to the benefit of some of our customers under the cost reimbursement provisions of our production agreements. We believe the expansion of our acetic acid business, further development of our business and acquisitions will lead to further cost efficiencies.
Industry Overview
     Acetic Acid. The North American acetic acid industry is enjoying a period of sustained domestic demand growth as well as substantial export demand. This has led to current North American industry utilization rates of 86% and Tecnon OrbiChem, or Tecnon, projects utilization rates to increase to over 98% by 2013. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important features.
     There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which permits these companies to control the pace of new capacity additions through the licensing or development of such additional capacity. The limited availability of this technology also creates a significant barrier to entry into our industry by potential competitors.
     Global production capacity of acetic acid as of December 31, 2006 was approximately 24 billion pounds per year, with current North American production capacity at approximately 7 billion pounds per year. The North American acetic acid market is mature and well developed and is dominated by four major producers that account for approximately 94% of the acetic acid production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of global demand. According to Tecnon, annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010.
     The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     Several acetic acid capacity additions have occurred since 1998, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to 1.1 billion pounds during 2005. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in annual global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. In 2006, BP Chemicals closed two of its outdated acetic acid production units in Hull, England that had a combined annual capacity of approximately 500 million pounds (which had been sold primarily in Europe and South America). We and BP Chemicals are reviewing further expansion of our acetic acid plant in 2008 or 2009.
     Styrene. The North American styrene industry is currently in a protracted down cycle, primarily as a result of over-supply. This shift is the result of two major developments. Export demand has historically represented over 20% of North American production capacity. Regional cost pressures in addition to new production capacity being added in Asia and the Middle East, have made it difficult for North American producers to compete in these export markets on a continuous basis. In addition, a significant amount of styrene capacity has been added globally over the past five to ten years by producers of propylene oxide using so-called PO-SM technology, which produces styrene as a co-product. Propylene oxide is a key intermediate in the production of polyurethane, and polyurethane demand growth has been significantly greater than demand growth for styrene, exacerbating the over-supply of styrene. During periods of over-supply, production rates for styrene producers decrease significantly. Production rates in North America are currently estimated by CMAI to be 75% of capacity. When production rates are low, unit production costs increase due to the allocation of fixed costs over a lower production volume and a reduction in the efficiency of the manufacturing unit, both in energy usage and in the conversion rates for raw materials. Compounding these cost impacts, prices for the principal styrene raw materials, benzene and ethylene, are currently near historical highs, putting pressure on margins on styrene sales even though styrene contract prices are near historic highs. According to CMAI, benzene and ethylene prices are expected to decline by approximately 8% and 7%, respectively, on average over each of the next five years.

     Over the last five years, China has been the driver for growth in styrene demand, representing approximately 75% of the world’s styrene demand growth in that period. Historically, we have positioned ourselves to take advantage of peaks in the Asian styrene markets, with a large portion of our styrene capacity not being committed under long-term arrangements. However, over the last two years, relatively high benzene and domestic natural gas prices have significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene global demand growth rates. In addition, several of our competitors have announced an intention to build new styrene production units outside the United States, further complicating our ability to sell styrene into the Asian markets. In 2006, our competitors added 2.6 billion pounds of new styrene capacity in Asia. The majority of the remaining announced construction projects are scheduled to start up between 2007 and 2009, although it is not uncommon for announced construction to be delayed. For example, Shell Oil Company (“Shell”) and Saudi Basic Industries Corporation (“SABIC”) recently announced their decision to suspend the development of a 600,000 metric ton per year styrene project in Al Jubail, Saudi Arabia, which was scheduled to come on-stream in 2007, due to rising construction expenses and the high cost of benzene feedstock. In addition, much of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the timing of the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in styrene demand or significant capacity rationalization occurs.
     Given the market conditions in Asia and the high domestic raw materials and energy costs we have been experiencing, most of our styrene sales over the last two years have been to customers in the United States, Mexico, Canada and South America. We expect most of our styrene sales over the next three to five years to also be in these geographic regions. Consequently, we are focusing our efforts on increasing market share in these areas, while continuing to make occasional styrene sales in Asia on an opportunistic basis. We may not, however, be successful in increasing our market share in these geographic regions during this period and we cannot guarantee when, or if, export market conditions to Asia will improve for North American styrene producers. We may also explore mergers, acquisitions and joint ventures with other North American styrene producers that could improve the domestic balance of supply and demand for styrene and provide us with improved cash flows.
     CMAI currently is not projecting any additional capacity increases in North America through 2010, with projected operating rates reaching a trough of 75% in 2007, and less than 80% operating rates through 2010, without any major industry restructuring. Although we believe an improved North American industry outlook is possible, this largely depends on a significant industry restructuring. Styrene and polystyrene industry participants, including The DOW Chemical Company and NOVA Chemicals Corporation have recently announced a desire to seek transactions which would restructure the North American styrene and polystyrene industries, thereby improving the balance of supply and demand in North America. Separately, new technology for the manufacture of propylene oxide has been developed that should result in lower manufacturing costs for propylene oxide and which does not produce styrene as a co-product, which could significantly reduce the future growth of plants utilizing PO-SM technology.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based technology. Linear plasticizers typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. Over the last few years, the price of linear alpha-olefins has increased sharply as supply has declined, which has caused many consumers to switch to lower cost branched propylene-based products and C4-based products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term. In addition, in 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. As a result, we modified our plasticizers facilities during the third quarter of 2006 to produce lower cost branched plasticizers products and, on July 31, 2006, we permanently shut down our oxo-alcohols production unit. Due to the closure of our oxo-alcohols unit and our conversion to the production of branched plasticizers, the phthalate esters production unit at our plasticizers facility now uses oxo-alcohols supplied by BASF.
Product Summary
     The following table summarizes our principal products, including our capacity, the primary end uses for each product, the raw materials used to produce each product and the major competitors for each product. “Capacity” represents rated annual production capacity as of December 31, 2006, which is calculated by estimating the number of days in a typical year that a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number of days by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product	Intermediate
(Capacity)	Products	Primary End Products	Raw Materials	Major Competitors
Acetic Acid (1.1 billion pounds per year)	Vinyl acetate monomer, terephthalic acid, and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG, Eastman Chemical Company and Lyondell Chemical Company

Styrene (1.7 billion pounds per year)	Polystyrene, ABS/SAN resins, styrene butadiene latex and unsaturated polyester resins	Building products, boat and automotive components, disposable cups and trays, packaging and containers, housewares, tires, audio and video cassettes, luggage, children’s toys, paper coating, appliance parts and carpet backing	Benzene and Ethylene	Lyondell Chemical Company, Ineos, PLC, Chevron Phillips Chemical Company, Shell , Cos-Mar (a joint venture of General Electric Company and FINA Inc.), Nova Corporation, SABIC, Samsung Corporation and Mitsubishi Corporation

Plasticizers (200 million pounds of esters and 130 million pounds of phthalic anhydride per year)	Flexible polyvinyl chloride (“PVC”)	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Oxo-Alcohols and Orthoxylene	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
Products
     Acetic Acid. Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. We have the third largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately 1.1 billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals, and we are BP Chemicals’ sole source of production in the Americas. We sell our acetic acid to BP Chemicals pursuant to a Production Agreement that extends until 2016. For a further description of our agreement with BP Chemicals, please refer to “Acetic Acid-BP Chemicals” under “Contracts”.
     Styrene. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. We have the fourth largest production capacity for styrene in North America. Our styrene unit is one of the largest in the world and has a rated annual production capacity of approximately 1.7 billion pounds, which represents approximately 11% of total North American capacity. Approximately 30% to 40% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships. In addition, approximately 30% to 40% of our styrene capacity is currently being used to produce styrene sold on the spot market, with the balance of our capacity available to produce styrene for sales when market conditions warrant.
     Plasticizers. Our plasticizers business is comprised of two separate products: phthalate esters and phthalic anhydride, together commonly referred to as plasticizers. Our phthalate esters are made from phthalic anhydride and oxo-alcohols, and phthalic anhydride is also sold as a separate product. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. For a further description of our agreement with BASF, please refer to “Plasticizers-BASF” under “Contracts”.
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
     We have long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. Under our acetic acid agreement, we are reimbursed for our actual fixed and variable manufacturing costs and also receive an agreed share of the profits earned from this business. Under our plasticizers agreement, we are reimbursed for our manufacturing costs and also receive a quarterly “facility fee” for each production unit included in our plasticizers business, but do not share in the profits or losses from that business. These agreements are intended to:
•	optimize our capacity utilization rates; · lower our selling, general and administrative expenses;

•	reduce our working capital requirements;

•	insulate our plasticizers operations from the effects of declining markets and changes in raw materials prices; and

•	in some cases, gain access to certain improvements in manufacturing process technology.
     Prices for styrene are determined by global market factors that are largely beyond our control and we generally sell styrene at prevailing market prices. From time to time, we may resell raw materials we purchased from others, purchase styrene for resale or sell ethylbenzene that we have produced from our own purchased benzene and ethylene or from customer supplied raw materials. We sell a significant portion of our committed volumes of styrene, and generate a significant portion of our revenues from styrene sales under our conversion agreements. Under our conversion agreements, the customer furnishes raw materials that we process into finished products. In exchange, we receive a fee which covers our fixed and variable costs of production and may provide an element of profit depending on the existing market conditions for styrene. These conversion agreements help us maintain lower levels of working capital. Our conversion agreements are designed to insulate us, to some extent, from the effects of declining styrene markets and changes in raw materials prices, while allowing us to share in the benefits when styrene market conditions are more favorable. The rest of our styrene is sold in the spot market by our direct sales force or sales agents.
     For information regarding our export sales, see Note 10 of the “Notes to Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.
Contracts
     Our multi-year requirements contracts are described below.
     Acetic Acid-BP Chemicals
     In 1986, we entered into a long-term acetic acid Production Agreement with BP Chemicals, which has since been amended several times. Under this Production Agreement, BP Chemicals has the exclusive right to purchase all of our acetic acid production until July 31, 2016. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from their sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of acetic acid production. Pursuant to the terms of this production agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals is no longer required to pay us the set monthly payment that we had received prior to that time. Based on forecasted acetic acid market conditions for the next several years, we believe that this change will result in improved profitability for us.
     Plasticizers-BASF
     Since 1986, we have provided all of our plasticizers production exclusively to BASF pursuant to a production agreement, which has been amended several times. Under this production agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective January 1, 2006, we amended this production agreement to extend the term of the agreement until 2013, subject to some limited early termination rights held by BASF beginning in 2010, increase the quarterly payments made to us by BASF and eliminate our participation in the profits and losses realized by BASF in connection with the sale of the plasticizers we produce. Additionally, on April 28, 2006, BASF notified us that it was exercising its right under the amended production agreement to terminate its future obligations with respect to the operation of our oxo-alcohols production unit effective July 31, 2006.
     Sales to major customers constituting 10% or more of total revenues are included in Note 10 of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.
Raw Materials and Energy Resources
     For most of our products, the aggregate cost of raw materials and energy resources is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and energy at reasonable prices and on acceptable terms is critical to the success of our business. Most of the raw materials we use are global commodities that are made by a large number of producers. Prices for many of these raw materials are subject to wide fluctuations for a variety of reasons beyond our control. Although we believe that we will continue to be able to secure adequate supplies of raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Risk Factors”. Under the Production Agreement with BP Chemicals and our agreement with BASF, BP Chemicals is required to provide our methanol requirements to produce acetic acid and BASF is required to provide us with most of the major raw materials necessary to produce plasticizers. These sources of raw materials tend to mitigate certain risks typically associated with obtaining raw materials, as well as decrease our working capital requirements.
     Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair supplies us with all of the carbon monoxide we require for the production of acetic acid from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City site. Praxair is our single source for this raw material. Currently, our methanol requirements are supplied by BP Chemicals under our long-term production agreement.
     Styrene. We manufacture styrene by converting ethylene and benzene into ethylbenzene, which we then process into styrene. Ethylene and benzene are both commodity petrochemicals and prices for each can fluctuate widely due to significant changes in the availability of these products. We currently purchase our benzene requirements on the spot market. We have a few multi-year arrangements with major ethylene suppliers that provide a significant percentage of our estimated requirements for purchased ethylene at generally prevailing and competitive market prices. Our conversion agreements require that the other parties to these agreements furnish us with the ethylene or benzene necessary to fulfill our conversion obligations. If customers for whom we manufacture styrene under conversion agreements were to cease furnishing their own raw materials, our requirements for purchased benzene and ethylene could significantly increase.
     Plasticizers. The primary raw materials for plasticizers are oxo-alcohols and orthoxylene, which are supplied by BASF under our long-term production agreement.
Technology and Licensing
     In 1986, we acquired our Texas City site from Monsanto Company (“Monsanto”). In connection with that acquisition, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition. We use these licenses in the production of styrene, acetic acid and plasticizers.
     During 1991, BP Chemicals Ltd. (“BPCL”) purchased Monsanto’s acetic acid technology, subject to existing licenses. Under a technology agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City site, including any new acetic acid technology developed by BPCL at its acetic acid facilities in England or pursuant to the research and development program provided by BPCL under the terms of such agreement.
     Although we do not engage in alternative process research, we do monitor new technology developments and, when we believe it is necessary, we typically seek to obtain licenses for process improvements.
Competition
     The petrochemical industry is highly competitive. Many of our competitors are larger and have substantially greater financial resources than we have. Among our competitors are some of the world’s largest chemical companies that, in contrast to us, have their own internal raw materials supplies or their own internal uses for the products they produce. A significant portion of our business is based upon widely available technology. The entrance of new competitors into the industry and the addition by existing competitors of new capacity could have a negative impact on our ability to maintain existing market share or maintain or increase profit margins, even during periods of increased demand for our products. You will find a list of our principal competitors in the “Product Summary” table above.
     Historically, profitability of the styrene industry has been affected by vigorous price competition, which may intensify due to, among other things, new domestic and foreign industry capacity. Several of our competitors have announced their intentions to build new styrene production units outside the United States. In 2006, our competitors added 2.6 billion pounds of new styrene capacity in Asia. Most of the remaining announced construction projects appear likely to start up during 2007 and 2008, although it is not uncommon for announced construction to be delayed. For example, Shell and Sabic recently announced their decision to suspend the development of a 600,000 metric ton per year styrene project in Al Jubail, Saudi Arabia, which was scheduled to come on-stream in 2007, due to rising construction expenses and the high cost of benzene feedstock. In addition, much of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the timing of the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in styrene demand or significant capacity rationalization occurs. Our styrene business is also impacted by changes in the world economy, including changes in currency exchange rates. In general, weak economic conditions, either in the United States or worldwide, tend to reduce demand and profit margins for our styrene.
     Foreign markets for our styrene may be affected by import laws and regulations. A significant portion of our styrene is sold in North America, but we also make significant sales in Central America, South America and Asia when market conditions are favorable. In 2006, our styrene export sales accounted for approximately 10% of our total revenues.
Environmental, Health and Safety Matters
     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and may be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacture, handling, processing, distribution and use of our chemical products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.
     A business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities generally are operated in compliance with all applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors or their employees or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.
     Our operating expenditures for environmental matters, mostly waste management and compliance, were $20 million in both 2006 and 2005. We also spent $2 million for environmentally-related capital projects in both 2006 and 2005. In 2007, we anticipate spending approximately $2 million for capital projects related to waste management, incident prevention and environmental compliance. We do not expect to make any capital expenditures in 2007 related to remediation of environmental conditions.
     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental, health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred, and may continue to incur, liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities, but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us. It is our policy to make environmental, health and safety and replacement capital expenditures a priority in order to ensure adequate environmental, health and safety compliance at all times. In the event we should not have available to us, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that we cease operations at the affected facility to avoid exposing our employees and contract workers, the surrounding community or the environment to potential harm.
     Air emissions from our Texas City site are subject to certain permit requirements and self-implementing emissions limitations and standards under state and federal laws. Our Texas City site is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which are controlled by direct regulation of volatile organic compounds and nitrogen oxide (“NOx”) emissions. Our Texas City site is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter concentration thresholds for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City site, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future NOx, volatile organic compounds and particulate matter emissions control costs.
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1-hour” ozone standard of the Clean Air Act. The EPA approved this “1-hour” SIP, which calls for reduction of emissions of NOx at our Texas City site by approximately 80% by the end of 2007. The current “1-hour” SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene. The cost of compliance with the “1-hour” SIP at our Texas City site is estimated to be between $12 million and $14 million. This estimate includes our share of capital expenditures to be made by S&L Cogeneration Company in order to comply with the 1-hour SIP. To date, we have spent $10 million in capital on NOx reductions and HRVOC monitoring, with $1 million of that amount spent in 2006. In April 2004, the Houston-Galveston region was designated a moderate non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010. In December 2006, the TCEQ formally proposed revisions to the SIP in order to achieve compliance with the “8-hour” ozone standard. These proposed revisions (the “8-hour SIP”) will undergo review and revisions before final adoption by the TCEQ, which is expected in May 2007, and will then be submitted to the EPA for approval one month after adoption. The current proposed 8-hour SIP calls for relatively modest additional controls which we believe would require very little expense on our part. However, the proposed package may not receive EPA approval in its current form, in which case additional controls or monitoring could be added before the rule becomes finalized. It is difficult to predict the final cost of our compliance under the “8-hour” SIP, although we estimate that these additional costs will range from zero to $16 million in capital expenditures and the purchase of allowances, depending on the terms of the final “8-hour” SIP.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City site in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Employees
     As of December 31, 2006, we had 274 employees. All of our hourly employees at our Texas City site, a total of 102 people, are covered by a collective bargaining agreement with the Texas City, Texas Metal Trades Council, AFL-CIO, of Galveston County, Texas (the “Union”). Our current collective bargaining agreement with the Union expires on May 1, 2007, and we expect to engage in negotiations for a new collective bargaining agreement in April 2007. Although we believe our relationship with our hourly employees is generally good, in connection with previous efforts to reach new collective bargaining agreements we did lock out our employees for 16 weeks in 2002 and our hourly employees engaged in a strike for one week in 2004. During the lockout and the strike, our Texas City site was operated by our salaried workers and contract workers at comparable cost without interruption, loss of production or environmental incident. Neither the lockout nor the strike had a material adverse effect on our business, financial condition, results of operation or cash flows.
Insurance
     We maintain insurance coverage at levels that we believe are reasonable and typical for our industry. A portion of our insurance coverage is provided by a captive insurance company maintained by us and a few other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Additionally, we may incur losses beyond the limits of, or outside the coverage of, our insurance. We maintain full replacement value insurance coverage for property damage to our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of one or more of our facilities could have a material adverse effect on our business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. The markets for many types of insurance coverage were negatively impacted by the 2005 hurricane season. Although we did not incur any direct damage from any hurricanes, our windstorm related property damage and business interruption coverages were reduced when we renewed these policies in 2006, and our non-windstorm related property damage and business interruption coverages were renewed at historical levels but at higher premiums.
     We do not currently carry terrorism coverage on our Texas City site. After the terrorist attacks of September 11, 2001, many insurance carriers (including ours) created exclusions for losses from terrorism from “all risk” property insurance policies. While separate terrorism insurance coverage is available, the premiums for such coverage are very expensive, especially for chemical facilities, and these policies are subject to very high deductibles. In addition, available terrorism coverage typically excludes coverage for losses from acts of foreign governments, as well as nuclear, biological and chemical attacks. Consequently, we believe that it is not economically prudent to obtain terrorism insurance on the terms currently being offered in the industry.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. The contents of our website (or the third party websites accessible through the hyperlinks) are not, and shall not be deemed to be, incorporated into this report.
Item 1A. Risk Factors
     In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known by us, or that we currently deem immaterial, may also impair our business and operations.
Risks Relating to Our Indebtedness
We have a significant amount of outstanding indebtedness which exposes us to a greater risk of default. Additionally, restrictions contained in the agreements governing such indebtedness limit our ability to react to changes in our business and to engage in certain corporate transactions.
     As of December 31, 2006, we had approximately $101 million in outstanding indebtedness. Under the terms of our existing 10% Senior Secured Notes due 2007 (our “Secured Notes”) and our revolving credit facility dated December 19, 2002 with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders, our ability to incur additional indebtedness is limited. Our existing indebtedness and the terms and conditions governing that indebtedness, reduces our flexibility to effect corporate and operating actions, which in turn increases the risk of default under these obligations. In particular, the terms and conditions governing our existing indebtedness:
•	require us to dedicate a substantial portion of our cash flow from operations to service our existing debt service obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	increase our vulnerability to adverse general economic or industry conditions and limits our flexibility in planning for, or reacting to, competition or changes in our business or our industry;

•	limit our ability to obtain additional financing;

•	place restrictions on our ability to make strategic acquisitions, engage in mergers or other fundamental changes, make capital expenditures, introduce new products or services or exploit business opportunities;

•	make certain payments or investments, sale of assets, capital expenditures, engaging in certain mergers and acquisitions and refinancing existing indebtedness more difficult; and

•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness.

     Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt, including the notes, and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, including the notes, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in our indebtedness could result in an event of default under such indebtedness, which could adversely affect our business, financial condition, results of operations or cash flows.
The indebtedness represented by our Secured Notes, as well as the loans outstanding under our revolving credit facility mature in 2007. We may not be able to refinance this indebtedness or obtain a new revolving capital facility on terms and conditions as favorable to us as those of our existing indebtedness or at all.
     Our Secured Notes mature on December 19, 2007 and our revolving credit facility expires on September 19, 2007. Based on our current projections, our cash flows will not allow us to repay or Secured Notes on their maturity date, so we are currently in the process of refinancing our Secured Notes. We may not be able to refinance our Secured Notes, or to obtain a renewed or new revolving credit facility, on terms and conditions as favorable to us as the existing revolving credit facility or at all. The inability to refinance our Secured Notes or to obtain a revolving credit facility on commercially reasonable terms could require us to take actions such as selling assets, seeking an additional equity investment or reducing or delaying capital expenditures, strategic acquisitions, investments or alliances. Additionally, if we are unable to discharge our obligations under our Secured Notes or our revolving credit facility on their respective maturity dates, the holders of our Secured Notes or the lenders under our revolving credit facility will be able to exercise certain remedies provided for in those instruments and under applicable law, such as the institution of foreclosure actions, seeking judicial enforcement of our payment obligations or the filing of an involuntary petition for bankruptcy.
Any failure to meet our debt obligations could harm our business, financial condition, results of operations or cash flows.
     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future, including payments on the notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.
Risks Related to Our Business
Cyclicality in the styrene markets has in the past and may in the future result in reduced operating margins or operating losses.
     Styrene, one of our principal products, is a commodity that exhibits wide swings in demand, prices and margins based upon current and anticipated levels of supply and demand. Demand for our styrene is largely influenced by the rate of growth of the world’s economy, with the growth rate of the economy in Asia becoming increasingly more important. Our historical operating results reflect the cyclical and volatile nature of the styrene markets and the petrochemicals industry generally. These cycles are characterized by periods of tight supply, leading to increased operating rates and higher margins, followed by periods of oversupply leading to reduced operating rates and lower margins. In most cases, increases in supply are due to large increases in production capacity resulting from the construction of new facilities or major expansions of existing facilities. Typically, these types of expansions will cause available supply to greatly exceed demand for an extended period. Weak economic conditions, either in the United States or in the international markets generally, tend to result in a reduced growth in demand and profit margins for styrene, which may in turn materially adversely affect our business, financial condition, results of operations or cash flows.
Certain of our products are sold to only one customer.
     In 2006, a single customer, BP Chemicals, accounted for 100% of our acetic acid revenues while another customer, BASF, accounted for 100% of our plasticizers revenues. The termination of one or more of the long-term contracts for the purchase of these products, or a material reduction in the amount of product purchased under either of these contracts, could materially adversely affect our overall business, financial condition, results of operations or cash flows.
A large portion of our styrene capacity is sold in the spot markets, rather than pursuant to long-term contracts, which may result in lower profitability during periods of excess domestic or global supply.
     A large portion of our capacity for styrene is uncommitted and is therefore available for sale in the spot markets. The current negative market conditions could affect us more severely than competitors in our industry whose production is sold primarily pursuant to long-term contracts or consumed internally. Future growth in demand for styrene may not be sufficient to alleviate any existing or future conditions of excess industry capacity, and such conditions may be sustained or may be further aggravated by anticipated or unanticipated capacity additions or other events. During 2007, we expect to have approximately 30% to 40% of our styrene capacity committed to long-term contracts. A loss of one or more of these contracts could result in increased styrene sales to the domestic spot and export markets, which could materially adversely affect our business, financial condition, results of operations or cash flows.
We may not be able to increase the price of our products to compensate for increases in natural gas prices which may, in turn, decrease the competitiveness of our products in certain markets.
     We use significant amounts of natural gas as fuel in the production of our products, which makes the cost of producing our products particularly sensitive to changes in natural gas prices. In addition, most of our suppliers use significant amounts of natural gas in the production of the raw materials we buy, which results in increased prices for our raw materials when the price of natural gas increases. There can be significant disparities in the prices for natural gas in different parts of the world. Prices for styrene, on the other hand, tend to be consistent throughout the world, after taking into account transportation costs. Consequently, when prices for natural gas rise in the United States but not in other parts of the world, we may not be able to recover these increased costs through higher sales prices, and our ability to compete with producers elsewhere in the world may be diminished. In addition, many producers in other parts of the world use oil-based processes rather than natural gas-based processes. Consequently, the relationship between the price of crude oil and the price of natural gas can also affect our competitiveness and our ability to recover increases in the price of natural gas through higher product sales prices. Over the last few years, we have experienced periods when domestic prices for natural gas resulted in our being unable to sell styrene in Europe or Asia at prices above our variable costs of production, essentially closing those markets to sales of our styrene. In the future, the domestic price for natural gas may adversely impact our competitiveness, which could materially adversely affect on business, financial condition, results of operations or cash flows.
We may be unable to obtain raw materials at reasonable prices, on acceptable terms or at all.
     For most of our products, the aggregate costs of raw materials and energy resources are far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials at reasonable prices and on acceptable terms is critical to the success of our business. If we are unable to obtain raw materials at reasonable prices or on acceptable terms, our results of operations are negatively affected. Most of the raw materials necessary for our production of styrene are commodities and, consequently, are subject to wide fluctuations in prices for a variety of reasons beyond our control. Several factors may impact the cost or supply of our raw materials, including regional and global balances of supply and demand, the availability and pricing for crude oil and the occurrence of plant outages and other supply disruptions. While the markets for our products are generally global, prices and availability for most of our raw materials are influenced by regional factors. As a result, we may pay higher prices for raw materials than our competitors pay in other parts of the world or be unable to obtain raw materials at times when they are available to our competitors, both of which may negatively impact our competitiveness and our business, financial condition, results of operations or cash flows.
     All of our primary raw materials are supplied by others pursuant to long-term contracts or spot market purchases. While we often enter into supply agreements, as is the general practice in our industry, these agreements typically provide for market-based pricing. Consequently, our supply agreements provide only limited protection against price volatility. In addition, it has become increasingly more difficult to secure long-term supply agreements for benzene, as benzene producers appear to have shifted their approach towards the sale of benzene from dedicated supply arrangements to predominantly spot sales in an active trading market. The markets for our raw materials are also subject to disruptions. If our suppliers are unable to meet their obligations under applicable supply agreements or we are otherwise unable to obtain reasonably priced raw materials, our business may be disrupted. For example, ethylene became difficult to obtain after Hurricane Katrina and Hurricane Rita shut down several production units over an extended period. This limited the ability to purchase ethylene in the spot market at the same time when contract suppliers were putting customers on allocation or declaring force majeure. In addition, we rely on Praxair as our sole supplier of carbon monoxide, which is a necessary raw material for our production of acetic acid, and any disruption in the supply of carbon monoxide from Praxair will disrupt our production of acetic acid since this gas is delivered directly by pipeline with no intermediate storage capacity. In the case of either raw materials price increases or supply disruptions, we could incur significant additional costs. While we attempt to match raw materials cost increases with corresponding product price increases, we are not always able to raise product prices immediately and, ultimately, our ability to pass on underlying cost increases to our customers is greatly dependent upon product market conditions. Any underlying cost increase that we are not able to pass on to our customers could materially adversely affect our business, financial condition, results of operations or cash flows.
We may be unable to compete successfully with integrated and larger competitors.
     We compete with some of the world’s largest chemical companies, most of whom are engaged in much broader businesses and either internally supply significant portions of the raw materials they need to produce styrene, or internally use significant amounts of the styrene they produce to make derivative products. We do not make any of the primary raw materials required for styrene production or convert any of our styrene into other products. Consequently, our production costs may be higher than those of our competitors during periods when demand for required raw materials exceeds supply and, in more extreme cases, we may not be able to obtain the required raw materials in the market at times when our competitors are supplying their own raw materials internally. In addition, as production costs are highly influenced by production rates, our absence of internal uses for our styrene typically results in lower production rates, and consequently higher production costs, at our facilities during periods when the balance of supply and demand for styrene favors consumers. Our competitors who internally consume significant amounts of styrene, have less volatile production rates and more stable production costs.
Our industry is highly competitive and our results are significantly impacted by manufacturing costs.
     We compete with some of the world’s largest chemical companies on the basis of product price, quality and deliverability. However, prices for our styrene are determined by global market factors that are largely beyond our control. Except with respect to our long-term contracts, we generally sell our styrene at prevailing market prices. As a result, our financial performance relative to our competitors, most of whom are larger than us, is greatly influenced by our manufacturing costs.
The worsening of conditions in the styrene industry could cause us to generate losses significant enough to warrant a shut down of our styrene plant.
     While we intend to continue operating our styrene facilities for the foreseeable future, if conditions in the styrene industry worsen, we may be required to close these facilities. In recent years, relatively high costs of raw materials have resulted in higher styrene prices, negatively impacting demand growth and compressing styrene margins. In addition, over the last two years, these relatively higher raw materials prices have significantly limited our ability to sell styrene into the Asian markets and high styrene prices have reduced styrene global demand growth rates. Furthermore, several of our competitors have announced their intention to build new styrene production units outside the United States, which may further increase the challenges we face in selling styrene into the Asian markets. If any such new units are completed, we anticipate more difficult market conditions, especially in the export markets. If our styrene margins decrease significantly or our ability to sell into the export market decreases further, we may generate significant losses which could cause us to close our styrene facilities without seeking strategic alternatives and could materially adversely affect our business, financial condition, results of operations or cash flows.
Our ability to realize increases in our acetic acid production capacity made possible through capacity expansions is limited by the current inability to obtain sufficient quantities of carbon monoxide.
     Carbon monoxide is one of the principal raw materials required for acetic acid production. Currently, all of the carbon monoxide we use in the production of acetic acid is supplied by Praxair from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City site. Although our new acetic acid reactor installed in 2003 is capable of producing up to 1.7 billion pounds annually, Praxair’s partial oxidation unit is not capable of supplying carbon monoxide in quantities sufficient for more than approximately 1.2 billion pounds of annual acetic acid production. Moreover, the supply of sufficient quantities of carbon monoxide will likely require the construction of a new supply pipeline, which will require numerous third party and regulatory consents, or a substantial expansion of the Praxair oxidation unit. The expansion of the Praxair oxidation unit may not be cost effective and we may not be able to contract for the supply of carbon monoxide in quantities sufficient to increase our annual acetic acid production to 1.7 billion pounds. Furthermore, the construction of a supply pipeline may require a substantial period of time.

The styrene industry has experienced several years of depressed conditions and some of our current or potential styrene customers may be in troubled financial condition.
     The styrene industry is highly volatile and has experienced several years of depressed conditions. As a result, many of our styrene customers have suffered prolonged losses and diminished liquidity. While we attempt to manage our credit exposure to our styrene customers on a case-by-case basis through a variety of methods, including requiring letters of credit, establishing credit limits or, in extreme cases, requiring cash-on-delivery for our products, we cannot be sure that our styrene customers will not default on their obligations to us. A default by one or more of our styrene customers on their payment obligations to us would have a negative effect on our business, financial condition, results of operations or cash flows, which effect could be material.
Our styrene technology is widely available and could become obsolete.
     A significant portion of our styrene business is based upon widely available technology. Accordingly, barriers to entry, apart from capital availability, are low in certain product segments of our business, and the entrance of new competitors into the industry may reduce our ability to capture improving profit margins in circumstances where capacity utilization in the industry is increasing. Currently, a competing technology exists for the production of styrene which allows for lower overall production economics than the technology we utilize. If this technology becomes a more predominant method for producing styrene, it could materially adversely affect our business, financial condition, results of operations or cash flows.
We sell a significant portion of styrene to international customers. Reliance on overseas markets subjects us to significant risks inherent in operating internationally.
     Our international operations are subject to a number of risks inherent to any business operating in foreign countries. As we continue to sell our products to such countries, our operations will encounter the following risks, among others:
•	political and economic instability and disruptions;

•	the inability to collect amounts owed;

•	the inability to secure adequate shipping space for our products at acceptable prices, which could adversely affect our competitiveness relative to producers located in close proximity to our foreign customers;

•	terrorism, civil uprisings, riots and war, which can make it unsafe to continue operations;

•	the imposition of duties and tariffs, import and export controls;

•	decrees, laws, regulations, interpretations and court decisions under legal systems, such as in the Peoples’ Republic of China, which are not always fully developed and which may be retroactively applied and cause us to incur unanticipated or unrecoverable costs, as well as delays which may result in real or opportunity costs; and

•	transportation delays and interruptions.
We cannot predict the nature or the likelihood of any of these events. However, the occurrence of any one or more of these events could have an adverse effect on our international sales by reducing the demand for our products, decreasing the prices at which we can sell our products or otherwise having an adverse effect on our business, financial condition, results of operations or cash flows.
     The markets for our products, and the prices we receive for our products, are based on international supply and demand. In recent years, demand in Asia, particularly China, and capacity expansions in Asia and the Middle East, have driven product price trends. China has pursued an aggressive economic expansion in recent years. If this expansion ceased, or significantly slowed, the markets for our products could be materially adversely affected. Countries in Asia and in the Middle East have also completed or announced significant capacity increases for most of the products we produce, and may expand production even further in the future. These developments could have a significant negative impact on our ability to maintain existing market share, sell products in the foreign or domestic markets or may adversely impact our profit margins.

We depend upon the continued operation of a single site for all of our production.
     All of our products are produced at our Texas City site. Significant unscheduled downtime at our Texas City site could have a material adverse effect on our business, financial condition, results of operations or cash flows. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, this insurance does not provide coverage for business interruptions of less than 45 days and is limited in its overall coverage.
Our operations involve risks that may increase our operating costs, which could reduce our profitability.
     Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical products. These hazards include:
•	pipeline or storage tank leaks and ruptures, explosions and fires;

•	severe weather and natural disasters;

•	mechanical failures, unscheduled downtimes, labor difficulties and transportation interruptions;

•	environmental remediation complications and

•	chemical spills and discharges or releases of toxic or hazardous substances or gases.
Many of these hazards can cause bodily injury or loss of life, severe damage to or destruction of property or equipment or environmental damage, and may result in suspension of operations or the imposition of civil or criminal penalties and liabilities. Furthermore, we are subject to present and future claims with respect to workplace exposure of our employees or contractors on our premises or other persons located nearby, workers’ compensation and other matters.
Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
     We maintain insurance coverage at levels that we believe are reasonable and typical for our industry, portions of which are provided by a captive insurance company maintained by us and a few other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Accordingly, our insurance coverage may be inadequate for any given risk or liability, such as property damage suffered in hurricanes or from terrorist acts or business interruption incurred from a loss of our supply of electricity or carbon monoxide. In addition, our insurance companies may be incapable of honoring their commitments if an unusually high number of claims are concurrently made against their policies. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. We can make no assurances that we can renew our existing insurance coverages at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise.
     In addition, concerns about terrorist attacks, as well as other factors, have caused significant increases in the cost of our insurance coverage. We have determined that it is not economically prudent to obtain terrorism insurance and we do not carry terrorism insurance on our property at this time. In the event of a terrorist attack impacting one or more of our production units, we could lose the production and sales from one or more of these facilities, and the facilities themselves, and could become liable for contamination or personal or property damage from exposure to hazardous materials caused by a terrorist attack. Such loss of production, sales, facilities or incurrence of liabilities could materially adversely affect our business, financial condition, results of operations or cash flows.
Terrorist attacks, the current military action in Iraq, general instability in various OPEC member nations and other attacks or acts of war in the United States and abroad may adversely affect the markets in which we operate.
     The attacks of September 11, 2001 and subsequent events, including the current military action in Iraq, have caused instability in the United States and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq or further acts of terrorism in the United States or abroad, which could cause further instability in the financial markets and in the markets for our products. Current regional tensions and conflicts in various OPEC member nations, including the current military action in Iraq, have caused, and may continue to cause, increased raw materials costs, specifically raising the prices of oil and gas, which are used in our operations or affect the prices of our raw materials. Furthermore, the terrorist attacks, subsequent events or future developments in any of these areas may result in reduced demand from our customers for our products. These developments could subject our operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
New regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.
     Chemical manufacturing facilities may be at greater risk of future terrorist attacks than other potential targets in the United States. As a result, the chemical industry has responded to the issues surrounding the terrorist attacks of September 11, 2001 by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected because of the cost of complying with new security regulations.
We are subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.
     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our operations could result in violations of environmental laws, including spills or other releases of hazardous substances to the environment. In the event of a catastrophic incident, we could incur material costs. Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials. Based on available information, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, if significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on our business, financial condition, results of operations or cash flows.
     Environmental, health and safety laws, regulations and permit requirements, and the potential for further expanded laws, regulations and permit requirements may increase our costs or reduce demand for our products and thereby negatively affect our business. Environmental permits required for our operations are subject to periodic renewal and may be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements and the potential for further expanded regulation may increase our costs and can affect the manufacturing, handling, processing, distribution and use of our products. If so affected, our business and operations may be materially and adversely affected. In addition, changes in these requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment. For these reasons, we may need to make capital expenditures beyond those currently anticipated to comply with existing or future environmental or safety laws.
Approximately 37% of our employees are covered by a collective bargaining agreement that expires on May 1, 2007. Disputes with the union representing these employees or our inability to conclude a favorable renewal of the collective bargaining agreement may negatively affect our business.
     As of December 31, 2006, we had 274 employees, of whom approximately 37% (all of our hourly employees at our Texas City site) are covered by a collective bargaining agreement which expires on May 1, 2007, and we expect to engage in negotiations for a new collective bargaining agreement in April 2007. In connection with two previous renegotiations of this collective bargaining agreement, we locked out our employees for 16 weeks and our hourly employees engaged in a one-week strike. Any further labor disturbances could have a material adverse effect on our business, financial condition, results of operations or cash flows. During the lockout and the strike, our Texas City site was operated by our salaried workers and contract workers at comparable cost without interruption, loss of production or environmental incident. Neither the lockout nor the strike had a material adverse effect on our business, financial condition, results of operations or cash flows, although we can give no assurances that future similar occurrences will not have such an impact.
A failure to retain our key employees could adversely affect our business.
     We are dependent on the services of the members of our senior management team to remain competitive in our industry. There is a risk that we will not be able to retain or replace these key employees. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. The loss of any member of our senior management team could materially adversely affect our business, financial condition, results of operations or cash flows.
Transactions consummated pursuant to our plan of reorganization could result in the imposition of material tax liabilities.
     Prior to our emergence from bankruptcy, we eliminated our holding company structure by merging Sterling Chemicals Holdings, Inc. with and into us. We believe that this merger qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(G) of the Internal Revenue Code (commonly referred to as a “G Reorganization”) for United States federal income tax purposes. However, a judicial determination that this merger did not qualify as a G Reorganization would result in additional federal income tax liability which could materially adversely affect our business, financial condition, results of operations and cash flows.
We may not successfully implement our acquisition strategy, and acquisitions that we pursue may present unforeseen integration obstacles or costs, increase our leverage or negatively impact our performance.
     We may not be able to identify suitable acquisition candidates, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. From time to time we evaluate potential acquisitions and may complete one or more significant acquisitions in the future. To finance an acquisition we may need to incur debt or issue equity. However, we may not be able to obtain favorable debt or equity financing to complete an acquisition, or at all. In particular, the lack of an active trading market in our common stock, as well as the dilutive terms of our outstanding Series A convertible preferred stock, may make our common stock unattractive as consideration for an acquisition. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could materially adversely affect our business, financial condition, results of operations or cash flows, include:
•	potential disruption of our ongoing business and distraction of management;

•	unexpected loss of key employees or customers of an acquired business;

•	conforming an acquired business’ standards, processes, procedures or controls with our operations;

•	coordinating new product and process development;

•	hiring additional management or other critical personnel;

•	encountering unknown contingent liabilities which could be material; and

•	increasing the scope, geographic diversity and complexity of our operations.
     Our acquisition strategy may not be favorably received by customers, and we may not realize any anticipated benefits from acquisitions.

Risks Relating to the Ownership of our Common Stock
Our common stock is thinly traded. There is no active trading market for our common stock and an active trading market may not develop.
     Our common stock is not listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the National Association of Securities Dealers, Inc. on the OTC Electronic Bulletin Board. In recent years, the trading volume of our common stock has been very low and the transactions that have occurred were typically effected in transactions for which reliable market quotations have not been available. An active trading market may not develop or, if developed, may not continue for our equity securities, and a holder of any of these securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of such securities.
We have a significant stockholder which has the ability to control our actions.
     Resurgence Asset Management, L.L.C. and its and its affiliates’ managed funds and accounts (collectively, “Resurgence”) own in excess of 98% of our preferred stock and over 60% of our common stock, representing ownership of over 82% of the total voting power of our equity. The interests of Resurgence may differ from our other stockholders and Resurgence may vote their interests in a manner that may adversely affect our other stockholders. Through their direct and indirect interests in us, Resurgence is in a position to influence the outcome of most matters requiring a stockholder vote. This concentrated ownership makes it less likely that any other holder or group of holders of common stock would be able to influence the way we are managed or the direction of our business. These factors also may delay or prevent a change in our management or voting control.
Our preferred stock pays a quarterly stock dividend that is dilutive to the holders of our common stock.
     Our shares of preferred stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of preferred stock. Our shares of preferred stock are convertible at the option of the holder into shares of our common stock and vote as if so converted on all matters presented to the holders of our common stock for a vote. Consequently, each dividend paid in additional shares of our preferred stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of equity owned by Resurgence. In 2006, we issued an additional 594.832 shares of our preferred stock (which is convertible into 594,832 shares of our common stock) in dividends, which represents 8.6% of the current total voting power of our equity securities.
The existence of our preferred stock and limited liquidity of our common stock may limit our ability to utilize our equity to pursue strategic initiatives that may otherwise exist.
     The existence of our preferred stock and the limited trading market of our common stock (as discussed above) could make it more difficult to use these instruments as part of implementing our strategy to grow the business.
Item 2. Properties
     Our petrochemicals site is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We own all of the real property which comprises our Texas City site and we own the acetic acid, styrene and plasticizers manufacturing facilities located at the site. We also lease a portion of our Texas City site to Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies who could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We own 126 railcars and, at our Texas City site, we have facilities to load and unload our products and raw materials in ocean-going vessels, barges, trucks and railcars.

     Substantially all of our Texas City, Texas site, and the tangible properties located thereon, are subject to a lien securing our obligations under our Secured Notes.
     We lease the space for our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas.
     We believe our properties and equipment are sufficient to conduct our business.
Item 3. Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF and five other defendants. The plaintiffs are seeking a minimum amount of $150,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liability, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas”. Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until recently, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas is now being delivered to our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The arbitration hearing was scheduled for August 6, 2007. However, pursuant to an agreement reached in principle on January 31, 2007, the parties will abate the arbitration proceeding for a period of at least six months while they attempt to reach a negotiated settlement. As part of the agreement, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the accrued disputed credit, and will continue to pay 50% of the disputed amount each month during the period of negotiation. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, if a settlement is not reached within six months, either party may reinstate the arbitration process, and seek a hearing date consistent with the current schedule, or approximately seven months thereafter. Under the January 31, 2007 agreement, if the arbitration proceeds to an award, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position.
     Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the settlement negotiations over the blend gas calculation, we may discuss an extension of the term of the acetic acid production agreement.
     On February 21, 2007, we received a summons naming us as a defendant in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs comprising the proposed class are employees and retired employees of Sterling Fibers, Inc., one of our former subsidiaries that was sold in connection with our Plan of Reorganization in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy, we specifically rejected this asset purchase agreement. The plaintiffs are making claims for breach of contract and claims under the Employee Retirement Income Security Act and seek damages, declaratory relief, punitive damages and attorneys’ fees. At this time, we have not determined what, if any, liability we may have in this matter and intend to vigorously defend this action. We do not believe a loss related to this matter is probable, therefore no liability associated with this matter has been accrued. Currently, we are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock, par value $0.01 per share, is currently quoted on the Over-the-Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SCHI.” The following table contains information about the high and low sales prices per share of our common stock for the last two years. Information about OTC Electronic Bulletin Board bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. Quotations on the OTC Electronic Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006 High	$11.50	$15.00	$14.90	$15.00
Low	$10.00	$10.25	$13.10	$12.48

2005 High	$46.50	$41.00	$37.00	$25.50
Low	$35.05	$26.00	$22.00	$11.77
The last reported sale price per share of our common stock as reported on the OTC Electronic Bulletin Board on March 9, 2007 was $11.00. As of March 9, 2007, there were 328 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
Dividend Policy
     We have not declared or paid any cash dividends with respect to our common stock since we emerged from bankruptcy in December 2002. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, we cannot pay dividends on our shares of common stock under the indenture for our Secured Notes or under our revolving credit facility. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under our existing debt instruments and other factors deemed relevant by our Board of Directors.
Equity Compensation Plan
     Under our 2002 Stock Plan, officers, key employees and consultants, as designated by our Board of Directors or Compensation Committee, may be issued stock options, stock awards, stock appreciation rights or stock units. Our 2002 Stock Plan is administered by our Board of Directors, in consultation with our Compensation Committee, and may be amended or modified from time to time by our Board of Directors in accordance with its terms. Our Board of Directors or Compensation Committee determines the exercise price of stock options, any applicable vesting provisions and other terms and provisions of each grant in accordance with our 2002 Stock Plan. Options granted under our 2002 Stock Plan become fully exercisable in the event of the optionee’s termination of employment by reason of death, disability or retirement, and may become fully exercisable in the event of a “change of control.” No option may be exercised after the tenth anniversary of the date of grant or the earlier termination of the option. We have reserved 363,914 shares of our common stock for issuance under the 2002 Stock Plan (subject to adjustment). On February 11, 2003, we granted certain of our officers and key employees, options to purchase 326,000 shares of our common stock under our 2002 Stock Plan at an exercise price of $31.60 per share, 15,833 of which have been exercised and 59,167 of which have lapsed or expired without being exercised. On November 5, 2004, we granted one of our officers options to purchase 27,500 shares of our common stock under our 2002 Stock Plan at an exercise price of $31.60 per share. We have not made any other awards under our 2002 Stock Plan.

     The following table provides information regarding securities authorized for issuance under our 2002 Stock Plan as of December 31, 2006:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column
Equity compensation plans approved by security holders(1)	278,500	$31.60	85,414
Equity compensation plans not approved by security holders	—	—	—

Total	278,500	$31.60	85,414

(1)	Our 2002 Stock Plan was authorized and established under our Plan of Reorganization, which became effective on December 19, 2002. Our Plan of Reorganization provided that, without any further act or authorization, confirmation of our Plan of Reorganization and entry of the confirmation order was deemed to satisfy all applicable federal and state law requirements and all listing standards of any securities exchange for approval by the board of directors or the stockholders of our 2002 Stock Plan. No additional stockholder approval of our 2002 Stock Plan has been obtained.
Performance Graph
     The following performance graph compares our cumulative total stockholder return on shares of our common stock for a four-year period with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “S & P 500 Index”) and the Standard & Poor’s Diversified Chemicals Index (the “S & P Chemicals Index”). The graph assumes the investment of $100 on December 31, 2002 in shares of our common stock, the S & P 500 Index and the S & P Chemicals Index and the reinvestment of dividends.
COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Chemicals Inc., The S & P 500 Index
And The S & P Diversified Chemicals Index

*	$100 invested on 1/3/03 in stock or on 12/31/02 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Item 6. Selected Financial Data
     The following table sets forth selected financial data with respect to our consolidated financial condition and consolidated results of operations and should be read in conjunction with our historical consolidated financial statements and related notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.
     On July 16, 2001, Sterling Chemicals Holdings, Inc. and its subsidiaries, including us, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. Our Plan of Reorganization was confirmed on November 20, 2002 and, on December 19, 2002, we emerged from bankruptcy. Due to the implementation of fresh-start accounting upon our emergence from bankruptcy, we refer to ourselves as “Predecessor Sterling” for periods on or before December 19, 2002 and “Reorganized Sterling” for periods after December 19, 2002. Prior to December 6, 2002, all issued and outstanding shares of Predecessor Sterling’s capital stock were held by Sterling Chemicals Holdings, Inc. and, accordingly, per share data prior to December 19, 2002 is not presented.
     The consolidated statements of operations information for the years ended December 31, 2006, 2005, 2004 and 2003 and the transition period from December 20, 2002 to December 31, 2002, and the consolidated balance sheet information as of December 31, 2006, 2005, 2004, 2003 and 2002, reflect the financial position and operating results after giving effect to our plan of reorganization and the application of the principles of fresh-start accounting in accordance with the provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Accordingly, such financial information is not comparable to the historical financial information before December 20, 2002. During 2002, we changed our fiscal year end from September 30 to December 31.

	Reorganized Sterling					Predecessor Sterling
	Year ended	Year ended	Year ended	Year ended	December 20 to	October 1 to	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 19,	September 30,
	2006	2005	2004	2003	2002	2002	2002
			(In Thousands, Except Per Share Data)
Operating Data:

Revenues	$667,544	$641,886	$655,353	$518,772	$12,211	$98,575	$375,095

Gross profit (loss)	12,826	(11,248)	22,344	23,790	1,494	6,471	47,530

Income (loss) from continuing operations(1)	(104,622)	(18,508)	(39,881)	1,270	(553)	230,145	(32,685)

Income (loss) from discontinued operations(2)	(997)	(11,060)	(22,763)	(15,469)	(991)	188,466	(3,301)

Per Share Data:

Net loss attributable to common stockholders	$(40.26)	$(12.94)	$(24.30)	$(6.84)	$(0.61)	$—	$—

Net loss from continuing operations attributable to common stockholders	(39.91)	(9.03)	(16.24)	(1.36)	(0.26)	—	—

Cash dividends	—	—	—	—	—	—	—

	Reorganized Sterling					Predecessor Sterling
	Year ended	Year ended	Year ended	Year ended	December 20 to	October 1 to	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 19,	September 30,
	2006	2005	2004	2003	2002	2002	2002
			(Dollars in Thousands)
Balance Sheet Data:

Working capital(3)(6)	$90,124	$76,605	$106,767	$137,412	$149,518	$163,638	$154,988

Total assets	245,823	386,594	473,553	550,503	547,170	546,014	489,648

Long-term debt (excluding current portion of long-term debt)(4)(6)	100,579	100,579	100,579	100,579	94,275	94,275	—

Stockholders’ equity (deficiency in assets) (5)	(22,766)	80,285	120,083	189,436	209,011	210,725	(611,477)

(1)	During 2006, we recorded a $127.7 million impairment charge to our styrene assets. There was a deferred tax benefit of $45 million in connection with this impairment, which was offset by deferred tax expense of $28 million in connection with the recording of a valuation allowance against our deferred tax assets. During 2004, we recorded a $48.5 million goodwill impairment charge. Also during 2004, we recorded a pension curtailment gain of $13 million. The period from October 1, 2002 through December 19, 2002 includes a net loss on fresh-start adjustments of $203 million, along with a net gain on debt restructuring of $458 million. During fiscal year ended September 30, 2002, we recorded $56.8 million of deferred tax expense to reflect a full valuation allowance on our U.S. deferred tax assets.

(2)	During 2005, we announced that we were exiting the acrylonitrile business and related derivatives operations. During 2004, we recorded a $22 million pre-tax impairment charge related to our acrylonitrile long-lived assets. On December 19, 2002, pursuant to our plan of reorganization, we sold our pulp chemicals business to Superior Propane, Inc. for approximately $373 million and our acrylic fibers business to local management of that business for nominal consideration. The operating results of these businesses have been reported as discontinued operations in the consolidated statement of operations and cash flows, and the assets and liabilities of these businesses have been presented separately as assets and liabilities related to discontinued operations in our consolidated balance sheet.

(3)	Working capital as of December 31, 2006, 2005, 2004, 2003, 2002 and September 30, 2002 includes net assets (liabilities) of discontinued operations of $(0.2) million, $(2) million, $55 million, $57 million, $27 million and $164 million, respectively. Working capital as of September 30, 2002 excludes pre-petition liabilities.

(4)	The balance as of September 30, 2002 excludes long-term debt of $418.4 million and $295.0 million, classified as pre-petition liabilities – subject to compromise and pre-petition liabilities – not subject to compromise, respectively.

(5)	The balance as of December 31, 2006 includes an increase in Stockholders’ equity of $6.7 million (net of tax) due to the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).

(6)	As of December 31, 2006, we reclassified $101 million of debt due in December 2007 to long-term based on our ability and intent to refinance the debt on a long-term basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business
     We are a leading North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are acetic acid, styrene and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”), and we are BP Chemicals’ sole source of acetic acid production in the Americas. We sell our acetic acid to BP Chemicals pursuant to the Production Agreement that extends until 2016. The Production Agreement provides us with a portion of the profits derived from BP Chemicals’ sales of the acetic acid we produce and reimbursement of 100% of our fixed and variable costs of production. This Production Agreement has provided us with a steadily increasing source of income since the inception of this relationship in 1986 and, over the last three years, we have operated at over 100% of capacity and at utilization rates greater than the industry average. We believe we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility. Acetic acid production has two major raw materials requirements – methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the carbon monoxide we use in the production of acetic acid is supplied by Praxair Hydrogen Supply, Inc. (“Praxair”) from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City site.
     Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 30% to 40% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships. In addition, approximately 30% to 40% of our styrene capacity is sold on the spot market, with the balance of our capacity available to produce styrene for sales throughout the world when market conditions warrant. We had one customer contract, which represented a significant portion of our 2006 North American committed sales volumes, expire at the end of 2006 and that contract was not renewed. We are currently pursuing renewal of another contract that expires in 2007, as well as additional contract volumes with new customers. We may not be successful in renewing these expiring contracts or obtaining new contract customers. If we are unsuccessful, we may lower our styrene production levels or sell more of our styrene production in the spot markets, both domestic and export, which could materially adversely affect our business, financial condition, results of operations or cash flows.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are produced exclusively for BASF Corporation (“BASF”) pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Under our agreement with BASF, BASF provides us with most of the required raw materials, markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     We manufacture all of our petrochemicals products at our site in Texas City, Texas. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world and the 3rd largest styrene facility in North America. Our Texas City site, which covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks, direct access to Union Pacific and Burlington Northern railways with in-motion rail scales on site, truck loading racks and weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and as a result have on-site access to a number of key raw material pipelines as well as close proximity to a number of the larger refinery complexes that provide some of our principal raw materials.
     As shown below, our rated annual production capacity as of December 31, 2006 is among the highest in North America for styrene and acetic acid.

		Percent of
		Total North
	Rated Annual	American	North American	Global
Product	Production Capacity	Capacity	Market Position	Production Capacity
Acetic Acid	1.1 billion pounds	17%	3	24 billion pounds

Styrene	1.7 billion pounds	11%	4	63 billion pounds

     We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins. Styrene is a commodity and exhibits wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The market for styrene roughly follows repetitive cycles, and general trends in the supply and demand balance may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable.
     Acetic Acid. The North American acetic acid industry is enjoying a period of sustained domestic demand growth. as well as substantial export demand. This has led to current North American industry utilization rates of 86% and Tecnon OrbiChem projects utilization rates to increase to over 98% by 2013. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important features.
     There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which permits these companies to control the pace of new capacity additions through the licensing or development of such additional capacity. The limited availability of this technology also creates a significant barrier to entry into our industry by potential competitors. Additionally, currently there is no planned development of new acetic acid capacity contemplated in the Middle East, primarily due to the higher costs of feedstocks in that region.
     Global production capacity of acetic acid as of December 31, 2006 was approximately 24 billion pounds per year, with current North American production capacity at approximately 7 billion pounds per year. The North American acetic acid market is mature and well developed and is dominated by four major producers that account for over 94% of the production capacity of acetic acid in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of total demand. Annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010.
     The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     Several acetic acid capacity additions have occurred since 1998, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to 1.1 billion pounds during 2005. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in annual global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001. In 2006, BP Chemicals closed two of its outdated acetic acid production units in Hull, England that had a combined annual capacity of approximately 500 million pounds (which had been sold primarily in Europe and South America). We and BP Chemicals are reviewing further expansion of our acetic acid plant in 2008 or 2009.
     Styrene. The North American styrene industry is currently in a protracted down cycle, primarily as a result of over-supply. This shift is the result of two major developments. Export demand has historically represented over 20% of North American production capacity. Regional cost pressures in addition to new production capacity being added in Asia and the Middle East, have made it difficult for North American producers to compete in these export markets on a continuous basis. In addition, a significant amount of styrene capacity has been added globally over the past five to ten years by producers of propylene oxide using so-called PO-SM technology, which produces styrene as a co-product. Propylene oxide is a key intermediate in the production of polyurethane, and polyurethane demand growth has been significantly greater than demand growth for styrene, exacerbating the over-supply of styrene. During periods of over-supply, production rates for styrene producers decrease significantly. Production rates in North America are currently estimated by Chemical Market Associates, Inc. (“CMAI”) to be 75% of capacity. When production rates are low, unit production costs increase due to the allocation of fixed costs over a lower production volume and a reduction in the efficiency of the manufacturing unit, both in energy usage and in the conversion rates for raw materials. Compounding these cost impacts, prices for the principal styrene raw materials, benzene and ethylene, are currently near historical highs, putting pressure on margins on styrene sales even though styrene contract prices are at near historic highs.

According to CMAI, benzene and ethylene prices are expected to decline by approximately 8% and 7%, respectively, on average over each of the next five years.
     The financial performance of styrene is primarily a function of sales prices, the costs of raw materials and energy and sales volumes. In contrast, under the Production Agreement with BP Chemicals and our agreement with BASF, BP Chemicals is required to provide the methanol to produce acetic acid and BASF is required to provide us with most of the major raw materials necessary to plasticizers. These sources of raw materials tend to mitigate certain risks typically associated with fluctuating raw materials costs, as well as decrease our working capital requirements. While changes in the prices for styrene may be tracked through a variety of sources, a change in price does not necessarily result in a corresponding change in our financial performance. When the price of styrene increases or decreases, our overall financial performance may improve, decline or stay roughly the same depending upon the extent and direction of changes in our costs for raw materials and energy and our production rates. The aggregate cost of raw materials and energy resources is far greater than all other costs of producing styrene combined. We use significant amounts of natural gas as fuel in the production of styrene, and the producers of most of our raw materials use significant amounts of natural gas in their production. As a result, our production and raw materials costs increase or decrease based upon changes in the price for natural gas. Natural gas and most of our raw materials are commodities and, consequently, are subject to wide fluctuations in prices, which can, and often do, move independently of changes in the prices for our products. Prices for, and the availability of, natural gas and many of our raw materials are largely based on regional factors, which can result in wide disparities in prices in different parts of the world or shortages or unavailability in some regions at the same time when these raw materials are plentiful in other parts of the world. Prices for styrene, on the other hand, tend to be more consistent throughout the world, after taking into account transportation costs. Consequently, changes in prices for natural gas and raw materials tend to impact the margin on our styrene sales rather than the price of styrene, with margins increasing when natural gas and raw materials costs decline and vice versa. In addition, many producers in other parts of the world use oil-based processes rather than natural gas-based processes. Subsequently, the relationship between the price of crude oil and the price of natural gas can either increase or decrease our competitiveness depending on their relative values at any particular point in time. Sales volumes influence our overall financial performance in a variety of ways. As a general rule, increases in sales volumes will result in an increase in overall revenues and vice versa, although this is not necessarily the case since the price for styrene can change dramatically from month-to-month. More importantly, changes in production rates impact the average cost per pound of styrene produced. If more pounds are produced, our fixed costs are spread over a greater number of pounds resulting in a lower average cost to produce each pound. In addition, our styrene production rates influence the overall efficiency of our styrene manufacturing unit and the yields we receive from our raw materials.
     Over the last five years, China has been the driver for growth in styrene demand, representing approximately 75% of the world’s styrene demand growth in that period. Historically, we have positioned ourselves to take advantage of peaks in the Asian styrene markets, with a large portion of our styrene capacity not being committed under long-term arrangements. However, over the last two years, relatively high benzene and domestic natural gas prices have significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene global demand growth rates. In addition, several of our competitors have announced their intention to build new styrene production units outside the United States, further complicating our ability to sell styrene into the Asian markets. In 2006, our competitors added 2.6 billion pounds of new styrene capacity in Asia. The majority of the remaining announced construction projects are scheduled to start up between 2007 and 2009, although it is not uncommon for announced construction to be delayed. For example, Shell Oil Company and Saudi Basic Industries Corporation recently announced their decision to suspend the development of a 600,000 metric ton per year styrene project in Al Jubail, Saudi Arabia, which was scheduled to come on-stream in 2007, due to rising construction expenses and the high cost of benzene feedstock. In addition, much of this new capacity is being constructed in politically unstable regions of the world, such as the Middle East, which may impact the timing of the start-up of this new capacity. If and when these new units are completed, we would anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in styrene demand or significant capacity rationalization occurs.
     Given the market conditions in Asia and the high domestic raw materials and energy costs we have been experiencing, most of our styrene sales over the last two years have been to customers in the United States, Mexico, Canada and South America. We expect most of our styrene sales over the next three to five years to also be in these geographic regions. Consequently, we are focusing our efforts on increasing market share in these areas, while continuing to make occasional styrene sales in Asia on an opportunistic basis. We may not, however, be successful in increasing our market share in these geographic regions during this period and we cannot guarantee when, or if, export market conditions to Asia will improve for North American styrene producers. We may also explore mergers, acquisitions, and joint ventures with other North American styrene producers that could improve the domestic balance of supply and demand for styrene and provide us with improved cash flows.

     CMAI currently is not projecting any additional capacity increases in North America through 2010, with projected operating rates reaching a trough of 75% in 2007, and less than 80% operating rates through 2010, without any major industry restructuring. Although we believe an improved North American industry outlook is possible, this largely depends on a significant industry restructuring. Styrene and polystyrene industry participants, including The DOW Chemical Company and NOVA Chemicals Corporation have recently announced a desire to seek transactions which would restructure the North American styrene and polystyrene industries, thereby improving the balance of supply and demand in North America. Separately, new technology for the manufacture of propylene oxide has been developed that should result in lower manufacturing costs for propylene oxide and which does not produce styrene as a co-product, which could significantly reduce the future growth of plants utilizing PO-SM technology.
     Our styrene facilities consist of two reaction trains, a north train and a south train. On September 22, 2005, during a shut down of our plant in anticipation of Hurricane Rita, the superheater in the south train of our styrene facility was significantly damaged by a fire, forcing a closure of the south train until repairs could be completed. In addition, the north train reactor of our styrene facility sustained internal damage as a result of this incident and, although still capable of producing product, the reactor damage caused significant raw material yield and energy inefficiencies. On January 12, 2006, we shut down the north train of our styrene facilities to make repairs to the reactor and replace the existing catalyst. In February 2006, both the north and south trains were re-started. During these shutdowns, we fully met our supply obligations to our contract styrene customers through the operation of the north train of our styrene facilities, supplemented by open market purchases of styrene. The total cost for these repairs was approximately $11 million. We also filed a claim for approximately $12 million under our business interruption insurance policies. During the second quarter of 2006, we received an advance payment from our insurance companies of $3 million. In August 2006, we settled the claim with our insurance carriers for a total of $15 million, including the $3 million advance payment.
     During the fourth quarter of 2006, we performed an asset impairment analysis on our styrene production unit. This analysis was performed due to recent industry forecasts, forecasted negative cash flow generated by our styrene business over the next few years and the uncertainty surrounding the ability of the North American styrene industry to successfully restructure. Our management determined that a triggering event, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), had occurred and an asset impairment analysis was performed. We analyzed the undiscounted cash flow stream from our styrene business over the next seven years, which represents the remaining book life of our styrene assets, and compared it to the $128 million net book carrying value of our styrene unit and related assets. This analysis showed that the undiscounted projected cash flow stream from our styrene business was less than the net book carrying value of our styrene unit and related assets. As a result, we performed a discounted cash flow analysis and subsequently concluded that our styrene unit and related assets were impaired. While we are still operating our styrene unit, our analysis led us to conclude that our styrene assets should be written down to zero. This write-down caused us to record a $128 million impairment in December 2006.
     Plasticizers. Historically, we have produced ethylene-based linear plasticizers, which typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. One of the raw materials for linear plasticizers is a product known as linear alpha-olefins. Over the last few years, the price of linear alpha-olefins has increased sharply as supply has declined, which has caused many consumers to switch to lower cost branched propylene-based products and C4-based products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term. As a result, we modified our plasticizers facilities during the third quarter of 2006 to produce lower cost branched plasticizers products.
     In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. After pursuing various alternative uses for our oxo-alcohols unit, we were unable to secure an alternative use for this facility. As a result, we permanently shut down our oxo-alcohols production unit on July 31, 2006. Due to the closure of our oxo-alcohols unit and our conversion to the production of branched plasticizers, the phthalate esters production unit at our plasticizers facility now uses oxo-alcohols supplied by BASF that have a different chemical composition.
Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses had sustained losses in recent years and had been shut down since February of 2005.
     In accordance with SFAS No. 144, we have reported the operating results of these businesses as discontinued operations in our consolidated statement of operations and cash flows, and we have presented the assets and liabilities of these businesses separately in our consolidated balance sheet.
Results of Operations
     The following table sets forth revenues, gross profit (loss) and net loss from continuing operations for 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Revenues	$667,544	$641,886	$655,353

Gross profit (loss)	12,826	(11,248)	22,344

Loss from continuing operations	(104,662)	(18,508)	(39,881)
Comparison of 2006 to 2005
  Revenues and Loss from continuing operations
     Our revenues were $668 million in 2006, an increase of 4% over the $642 million in revenues we recorded in 2005. This increase in revenues resulted primarily from an increase in acetic acid and styrene sales prices. We recorded a net loss from continuing operations of $105 million in 2006, compared to the net loss of $19 million we recorded in 2005. This increase in net loss was primarily due to the $128 million impairment charge to our styrene assets that we recorded in 2006.
     Revenues from acetic acid and plasticizers were $143 million in 2006, a 12% increase over the $128 million in revenues we recorded in 2005. This increase in revenues was due to a 14% increase in acetic acid revenues and a 6% increase in plasticizers revenues, primarily due to increases in sales prices. We achieved both monthly and annual production records in our acetic acid business during 2006.
     Revenues from our styrene operations were $525 million in 2006, an increase of 2% over the $514 million in revenues we recorded in 2005. Direct sales prices for styrene increased 10% from those realized during 2005. Spot prices for styrene, a component of our direct sales prices, ranged from $0.45 to $0.60 per pound during 2006, compared to $0.44 to $0.62 per pound during 2005. Our total sales volumes for styrene in 2006 were 7% lower than in 2005. During 2006, prices for benzene, one of the primary raw materials required for styrene production, increased 10% over the prices we paid for benzene in 2005, and prices for ethylene, the other primary raw material required for styrene production, increased 2% over the prices we paid for ethylene in 2005. Average costs for natural gas, another major component in the cost of manufacturing styrene, decreased 13% during 2006 compared to average natural gas costs during 2005. Margins on our styrene sales in 2006 increased from those realized in 2005, primarily due to slightly improved market conditions. As noted previously, we recorded an impairment of $128 million in 2006 related to our styrene production unit.
Selling, general & administrative expenses
     Our selling, general and administrative expenses were $10 million in 2006 compared to $8 million in 2005. This increase in 2006 was primarily due to the approximately $1 million in expenditures we incurred in professional fees to explore potential new business opportunities, and the $1 million we expensed for bad debts in 2006 compared to the $2 million credit for bad debts we recorded in 2005. This increase in the allowance for doubtful accounts balance as of December 31, 2006 resulted primarily from the cumulative sum of disputed invoices related to our disagreement with BP Chemicals described in Item 3, Part I of this Form 10-K.

Other expense (income)
     We recorded other income of $16 million in 2006, which primarily consisted of the recognition of final settlement of our claims under our property damage and business interruption insurance policies related to the September 2005 fire that occurred in our styrene unit.
Provision (benefit) for income taxes
     During 2006, our effective tax rate was 12% compared to 37% in 2005. This change in the effective rate was the result of a $28 million increase in the valuation allowance related to certain deferred tax assets during 2006. The styrene impairment discussed above resulted in the reversal of $45 million in deferred tax liabilities. As of December 31, 2006, we had an available U.S. federal income tax net operating loss carryforward (“NOL”) of approximately $85 million (representing a deferred tax asset of $30 million), which expires during the years 2023 through 2026. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis, we have concluded that an additional valuation allowance is needed against our deferred tax assets in the amount of $28 million, which brings our total valuation allowance to $30 million and results in an overall net deferred tax asset balance of $4 million. We have also recorded a $4 million liability relating to certain tax contingencies that we have identified.
Loss from discontinued operations, net of tax
     We recorded a net loss from discontinued operations of $1 million in 2006 compared to a loss of $11 million in 2005. The $1 million loss in 2006 represents closure costs related to our acrylonitrile business, partially offset by asset sales related to that business. We expect to incur approximately $1 million of costs during the first half of 2007 to complete the dismantling of this facility. The loss of $11 million in 2005 included costs of $9 million related to our exit from the acrylonitrile and related derivatives businesses.
Comparison of 2005 to 2004
  Revenues and Loss from continuing operations
     Our revenues were $642 million in 2005, a decrease of 2% from the $655 million in revenues we recorded in 2004. This decrease in revenues resulted primarily from a reduction in styrene revenues due to a change in customer mix and lost volumes of styrene following the fire that occurred in our styrene unit in September 2005. As a result of this curtailed ability to produce styrene, we sold a larger percentage of our overall styrene sales under conversion arrangements during 2005. We recorded a net loss from continuing operations of $19 million for 2005, compared to a net loss of $40 million recorded in 2004. This difference between these two years was significantly influenced by the $48 million impairment to goodwill we recorded in 2004 and a reduction in gross profit in 2005 due to the impact of Hurricane Rita and the fire in our styrene unit.
     Revenues from acetic acid and plasticizers were $128 million in 2005, a slight increase from the $126 million in revenues we recorded in 2004. This slight increase in revenues resulted from a 7% increase in acetic acid revenues offset by a 6% decrease in plasticizers revenues. We achieved record monthly production rates in our acetic acid business during 2005.
     Revenues from our styrene operations were $514 million in 2005, a decrease of 3% from the $530 million in revenues we recorded in 2004. Direct sales prices for styrene increased 6% from those realized during 2004. Spot prices for styrene, a component of our direct sales prices, ranged from $0.44 to $0.62 per pound during 2005, compared to $0.37 to $0.63 per pound during 2004. Our total sales volumes for styrene in 2005 were 1% lower than in 2004. During 2005, prices for benzene, one of the primary raw materials required for styrene production, increased 2% over the prices we paid for benzene in 2004, and prices for ethylene, the other primary raw material required for styrene production, were 35% higher than the prices we paid for ethylene in 2004. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 23% during 2005 compared to average natural gas costs during 2004. Margins on our styrene sales in 2005 decreased from those realized in 2004, primarily as a result of higher raw materials costs and the impact of Hurricane Rita and the fire in our styrene unit.

Selling, general & administrative expenses
     Our selling, general and administrative expenses were $8 million in 2005 compared to $11 million in 2004. This reduction was primarily due to a $2 million reduction in our allowance for doubtful accounts resulting from a decrease in total accounts receivable, as well as a decrease in balances with customers having greater credit risk.
Organizational efficiency project
     During the last half of 2004, we developed an organizational efficiency project involving the design, development and implementation of uniform and standardized systems, processes and policies to improve our production, maintenance and process efficiencies, and our logistics materials management and procurement functions. During 2005, we reduced our fixed costs by more than $20 million per year, representing a 15% reduction in our annual fixed costs. Approximately 10% to 15% of these cost savings accrue to the benefit of some of our customers under the cost reimbursement provisions of our production agreements.
Provision (benefit) for income taxes
     During 2005, our effective tax rate was 37% compared to 16% in 2004. This difference in the effective rate was a result of the $48.5 million impairment of goodwill recorded during 2004, which was a non-tax deductible charge.
Loss from discontinued operations, net of tax
     We recorded a net loss from discontinued operations of $11 million in 2005 compared to a loss of $23 million in 2004. The loss of $11 million in 2005 included costs of $9 million related to our exit from the acrylonitrile and related derivatives businesses. These costs included accruals for contractual obligations due in 2006 and asset impairments. The loss of $23 million in 2004 included a pre-tax impairment charge of our long-lived acrylonitrile assets of $22 million.
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
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3/8% per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our revolving credit facility. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding Secured Notes (our “tender offer”).

Concurrently with our tender offer, we solicited consents from the holders of our Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Secured Notes. The consent solicitation expired at 5:00 p.m., New York Time, on March 14, 2007, at which time we received consents from the requisite principal amount of Secured Notes to amend our indenture. The supplemental indenture we entered into to effect these amendments will only be effective if and when we consummate our tender offer for the Secured Notes.
     Our tender offer is scheduled to expire at 12:00 midnight, New York City time, on March 28, 2007, unless extended or earlier terminated. The total consideration payable in connection with our tender offer and the consent solicitation for each $1,000 principal amount of our existing notes will be $1,002.50, plus accrued and unpaid interest to, but not including, the date of payment.
     We expect to refinance our Secured Notes with an offering of up to $125 million of new senior secured notes (“New Notes”). In connection with our proposed offering of New Notes, we have also received a firm commitment letter from a national investment banking firm with respect to an alternate long-term debt financing. In the event our offering of the New Notes is not consummated, we intend to issue $111 million in debt financing pursuant to this commitment letter in order to refinance our Secured Notes.
     We will use the net proceeds of the New Notes (or the debt financing effected pursuant to the commitment referenced above) to fund amounts payable in connection with the tender offer, the consent solicitation and to redeem any remaining Secured Notes not repurchased pursuant thereto.
     On December 19, 2002, we also established our revolving credit facility, which provides up to $100 million in revolving credit loans, subject to borrowing base limitations. Our revolving credit facility has an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.
     Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our revolving credit facility) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York, or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our revolving credit facility). The average interest rate for borrowings under our revolving credit facility for the year ended December 31, 2006 was 8.94%. Under our revolving credit facility, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion. Available credit is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our revolving credit facility must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2006, total credit available under our revolving credit facility was limited to $72 million due to these borrowing base limitations. As of December 31, 2006, there were no loans outstanding under our revolving credit facility, and we had $3 million in letters of credit outstanding.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also contains a covenant that requires us to earn a specified amount of earnings before interest, income taxes, depreciation and amortization (as defined in our revolving credit facility) on a monthly basis if, for 15 consecutive days, unused availability under our revolving credit facility plus cash on hand is less than $20 million. Our revolving credit facility includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. In addition, our revolving credit facility includes both a subjective acceleration clause and a lock-box arrangement. Based on this, any balances outstanding under our revolving credit facility are classified as a current portion of long-term debt. We are currently negotiating to amend our revolving credit facility to extend the term for five years and to make certain other changes to the borrowing base calculation and interest rates. We expect this amendment to be effective by March 31, 2007.
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $90 million as of December 31, 2006, an increase of $4 million compared to our liquidity as of December 31, 2005. The stated term of our revolving credit facility ends on September 19, 2007 and our Secured Notes become due on December 19, 2007. As mentioned above, we have started the process of refinancing the indebtedness under our Secured Notes and amending our revolving credit facility prior to their stated maturities. Subject to the successful refinancing of our Secured Notes and amendment of our revolving credit facility, we believe that our cash on hand, together with the credit available under our amended revolving credit facility, is sufficient to meet our short-term and long-term liquidity needs, although our liquidity may not be adequate during any particular period.
Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $90 million as of December 31, 2006, an increase of $12 million from December 31, 2005. This increase in working capital resulted primarily from an increase in accounts receivable and inventories.
Cash Flow
     Net cash used in our operations was $14 million in 2006, compared to net cash provided by our operations of $68 million in 2005. This reduction in net cash flow in 2006 was primarily driven by an increase in accounts receivable and inventories.
     Net cash flow used in our investing activities was $7 million in 2006 and $10 million in 2005. Cash flows from investing activities in 2006 included insurance proceeds of $2 million and proceeds from the sale of fixed assets of $3 million.
     There were no net repayments under our revolving credit facility during 2006 compared to $18 million of net repayments in 2005.
Capital Expenditures
     Our capital expenditures were $12 million in 2006, $9 million in 2005 and $15 million in 2004. Capital expenditures are expected to be approximately $15 million in 2007. These capital expenditures will primarily be for routine safety, environmental and replacement capital.
     Our capital expenditures for environmentally related prevention, containment and process improvements were $2 million in both 2006 and 2005 and we anticipate spending approximately $2 million on these types of expenditures during 2007.
Contractual Cash Obligations
     The following table summarizes our significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1			More than
	year(1)	1-3 years	4-5 years	5 years	Total
	(Dollars in Thousands)
Secured Notes	$100,579	$—	$—	$—	$100,579
Interest payments on debt	10,170	—	—	—	10,170
Operating leases	293	879	586	220	1,978
Purchase obligations (2)	72,000	117,000	65,000	120,000	374,000
Pension and other postretirement benefits	9,675	16,717	7,230	31,113	64,735
Contractual obligations of discontinued operations	217	—	—	—	217

Total	$192,934	$134,596	$72,816	$151,333	$551,679

(1)	Payment obligations under our revolving credit facility are not presented because there were no outstanding borrowings as of December 31, 2006, and interest payments fluctuate depending on the interest rate and outstanding balance under our revolving credit facility at any point in time. As discussed above, we have started the process of refinancing the indebtedness under our Secured Notes and our revolving credit facility prior to their stated maturities.

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
Critical Accounting Policies, Use of Estimates and Assumptions
     A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. The following accounting policies are the ones we believe are the most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.
Revenue Recognition
     We generally recognize revenue from sales in the open market, raw materials conversion agreements and long-term supply contracts at the time the products are shipped and title passes. One of our contractual arrangements includes a profit sharing component, and we estimate and accrue our expected revenues from this profit sharing arrangement on a monthly basis. Shipping and handling costs associated with the delivery of our products to customers are included in cost of goods sold.
Inventories
     Inventories are carried at the lower-of-cost-or-market value. Cost is primarily determined on a first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. For the years ended December 31, 2006, 2005 and 2004, this comparison led to a lower-of-cost-or-market adjustment of zero, $3 million and $16 million, respectively. We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us in connection with these exchange agreements are included in inventory.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining book life of these assets. If these projected cash flows from these assets are less than the carrying amount of these assets, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning. As mentioned above, during 2006, we recorded an impairment charge of $128 million related to our long-lived styrene assets.
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As of December 31, 2006, we had an available U.S. federal income tax net NOL of approximately $85 million (representing a deferred tax asset of $30 million), which expires during the years 2023 through 2026. As a result of our analysis, we have concluded that an additional valuation allowance is needed against our deferred tax assets in the amount of $28 million, which brings our total valuation allowance to $30 million and results in an overall net deferred tax asset balance of $4 million. We have also recorded a $4 million liability relating to certain tax contingencies that we have identified.

Employee Benefit Plans
     We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements. As mentioned below, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), we have recognized the funded status of our defined benefit postretirement plans on our balance sheet and have provided the required disclosures as of our fiscal year-ended December 31, 2006. We have also measured the assets and benefit obligations of our defined benefit postretirement plans as of the date of our fiscal year-end statement of financial position. The effect of the adoption of SFAS 158 was a reduction in our liabilities of $10 million and an increase in stockholders’ equity, net of tax, of $7 million.
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. We currently expense the costs of turnarounds as the associated expenses are incurred. Prior to our adoption of fresh-start accounting, we had accrued these costs over the expected period between turnarounds. As expenses for turnarounds can be significant, the impact of expensing turnaround costs as they are incurred can be material for financial reporting periods during which the turnarounds actually occur. Turnaround costs expensed during 2006, 2005 and 2004 were $10 million, $4 million and $12 million, respectively.
New Accounting Standards
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. FIN 48 is effective for us on January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.”

								Fair Value
								December 31,
Expected Maturity Dates	2007	2008	2009	2010	2011	Thereafter	Total	2006
	(Dollars in Thousands)
Secured Notes	$100,579	—	—	—	—	—	$100,579	$96,125
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. The fair value of our Secured Notes is based on their quoted price.

Item 8. Financial Statements and Supplementary Data

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
	(Dollars in Thousands, Except Share Data)
Revenues	$667,544	$641,886	$655,353
Cost of goods sold	654,718	653,134	633,009

Gross profit (loss)	12,826	(11,248)	22,344

Selling, general and administrative expenses	9,968	7,811	11,413
Impairment of long-lived assets	127,653	—	48,463
Gain on pension curtailment	—	—	(12,944)
Gain on sale of methanol plant	—	—	(2,396)
Other expense (income)	(15,724)	—	—
Interest and debt related expenses, net of interest income	10,079	10,090	10,427

Loss from continuing operations before income tax	(119,150)	(29,149)	(32,619)

Provision (benefit) for income taxes	(14,488)	(10,641)	7,262

Loss from continuing operations	(104,662)	(18,508)	(39,881)

Loss from discontinued operations, net of tax	(997)	(11,060)	(22,763)

Net loss	(105,659)	(29,568)	(62,644)

Preferred stock dividends	8,205	7,014	5,994

Net loss attributable to common stockholders	$(113,864)	$(36,582)	$(68,638)

Loss per share of common stock, basic and diluted:
Loss from continuing operations	$(39.91)	$(9.03)	$(16.24)
Loss from discontinued operations	(0.35)	(3.91)	(8.06)

Net loss per share, basic and diluted	$(40.26)	$(12.94)	$(24.30)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,827,795	2,825,000
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,690	$42,197
Accounts receivable, net of allowance of $1,987 and $953, respectively	63,289	57,261
Inventories, net	62,078	39,094
Prepaid expenses and other current assets	3,215	4,888
Deferred tax asset	3,044	2,802
Assets of discontinued operations	20	1,791

Total current assets	152,336	148,033

Property, plant and equipment, net	83,833	230,018
Other assets, net	9,654	8,543

Total assets	$245,823	$386,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
Current liabilities:
Accounts payable	$39,123	$43,912
Accrued liabilities	22,872	23,690
Current portion of long-term debt	—	—
Liabilities of discontinued operations	217	3,826

Total current liabilities	62,212	71,428

Long-term debt	100,579	100,579
Deferred income tax liability	—	8,196
Deferred credits and other liabilities	49,291	77,804
Redeemable preferred stock	56,507	48,302
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	184,500	192,551
Accumulated deficit	(213,614)	(107,955)
Accumulated other comprehensive income (loss)	6,320	(4,339)

Total stockholders’ equity (deficiency in assets)	(22,766)	80,285

Total liabilities and stockholders’ equity (deficiency in assets)	$245,823	$386,594

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
			(Amounts in Thousands)
Balance, December 31, 2003	2,825	$28	$205,402	$(15,743)	$(251)	$189,436
Comprehensive loss:
Net loss	—	—	—	(62,644)	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(715)
Comprehensive loss						(63,359)
Preferred stock dividends	—	—	(5,994)	—	—	(5,994)

Balance, December 31, 2004	2,825	$28	$199,408	$(78,387)	$(966)	$120,083
Comprehensive loss:
Net loss	—	—	—	(29,568)	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	(3,373)
Comprehensive loss						(32,941)
Preferred stock dividends	—	—	(7,014)	—	—	(7,014)
Exercised stock options	3	—	157	—	—	157

Balance, December 31, 2005	2,828	$28	$192,551	$(107,955)	$(4,339)	$80,285

Comprehensive loss:
Net loss	—	—	—	(105,659)	—
Other comprehensive loss:
Pension adjustment	—	—	—	—	3,903
Comprehensive loss						(101,756)
SFAS 158 adoption	—	—	—	—	6,756	6,756
Preferred stock dividends	—	—	(8,205)	—	—	(8,205)
Stock-based compensation	—	—	154	—	—	154

Balance, December 31, 2006	2,828	$28	$184,500	$(213,614)	$6,320	$(22,766)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Cash flows from operating activities:
Net loss	$(105,659)	$(29,568)	$(62,644)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,476	33,342	28,693
Interest amortization	400	400	398
Impairment of long-lived assets	127,653	—	70,498
Gain on pension curtailment	—	—	(12,944)
Lower-of-cost-or-market adjustment	—	2,738	16,407
Deferred tax benefit	(8,438)	(18,905)	(16,529)
Gain on disposal of property, plant and equipment	(4,917)	—	(2,396)
Other	154	156	1
Change in assets/liabilities:
Accounts receivable	(5,085)	54,850	(25,509)
Inventories	(22,608)	45,772	(42,804)
Prepaid expenses	1,673	(690)	2,232
Other assets	(2,105)	(1,003)	(3,650)
Accounts payable	(4,140)	(23,348)	2,427
Accrued liabilities	(3,758)	4,396	(1,879)
Other liabilities	(17,854)	(33)	286

Net cash provided by (used in) operating activities	(14,208)	68,107	(47,413)

Cash flows from investing activities:
Capital expenditures	(11,547)	(9,460)	(14,771)
Insurance proceeds relating to property, plant and equipment	1,960	—	—
Cash used for dismantling	(669)	(667)	—
Net proceeds from the sale of fixed assets assets	2,957	—	4,017

Net cash used in investing activities	(7,299)	(10,127)	(10,754)

Net cash provided by (used in) financing activities – net borrowings (repayments) under the revolving credit facility	—	(17,684)	17,684

Net increase (decrease) in cash	(21,507)	40,296	(40,483)
Cash and cash equivalents beginning of period	42,197	1,901	42,384

Cash and cash equivalents end of year	$20,690	$42,197	$1,901

Supplement disclosures of cash flow information:
Interest paid, net of interest income received	$10,508	$10,726	$10,957
Cash paid for income taxes	60	59	50
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, we produce acetic acid, styrene and plasticizers. We own all of the real property which comprises our Texas City facility and we own the acetic acid, styrene and plasticizers manufacturing units located at the site. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We also lease a portion of our Texas City site to Praxair Hydrogen Supply, Inc. (“Praxair”), who constructed a partial oxidation unit on that land, and lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. We operate in one segment, petrochemicals.
Principles of Consolidation
     The consolidated financial statements include the accounts of our wholly-owned subsidiary, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investment in a cogeneration joint venture is not material to our financial position or results of operations.
Cash and Cash Equivalents
     We consider all investments having an initial maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
     Accounts receivable is presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectibility, adjust the allowance account accordingly. As of December 31, 2006 and 2005, the allowance for doubtful accounts was $2 million and $1 million, respectively. Bad debt expense (benefit) for 2006, 2005 and 2004, was $1 million, ($2 million) and $0.4 million, respectively.
Inventories
     Inventories are stated at the lower-of-cost-or-market. For the years ended December 31, 2006, 2005 and 2004, a lower-of-cost-or-market adjustment was recorded of zero, $3 million and $16 million, respectively. Cost is primarily determined on a first-in, first-out basis, except for stores and supplies, which are valued at average cost. We enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us are included in inventory.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for 2006, 2005 and 2004 was $0.8 million, $1.0 million and $0.9 million, respectively.
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. Costs of turnarounds are expensed as incurred. As expenses for turnarounds can be significant, the impact of expensing the costs of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. Turnaround costs expensed during 2006, 2005 and 2004 were $10 million, $4 million and $12 million, respectively.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining book life of these assets. If these projected cash flows from these assets are less than the carrying amount of these assets, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, recoverability is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning. During 2006, we recorded a pre-tax impairment charge of approximately $128 million relating to our long-lived styrene assets.
Debt Issue Costs
     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $0.4 million for each of the years ended December 31, 2006, 2005 and 2004.
Income Taxes
     Deferred income taxes are provided for revenues and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.
Environmental Costs
     Environmental costs are expensed as incurred, unless the expenditures extend the economic useful life of the related assets. Costs that extend the economic life of assets are capitalized and depreciated over the remaining book life of those assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.
Revenue Recognition
     We generate revenues through sales in the open market, raw materials conversion agreements and long-term supply contracts. In addition, we have entered into profit sharing arrangements with respect to some of our petrochemicals products. We recognize revenue from sales in the open market, raw materials conversion agreements and long-term supply contracts when the products are shipped and title passes. Revenues from profit sharing arrangements are estimated and accrued monthly. Deferred credits are amortized over the life of the contracts which gave rise to them.
Earnings (Loss) Per Share
     Basic earnings per share (“EPS”) is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ending December 31, 2006, 2005 and 2004, we had no dilutive securities outstanding due to all common stock equivalents having an anti-dilutive effect during these periods.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-Revised 2004, “Share-Based Payments” (“SFAS No. 123(R)”), using the modified prospective method. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded Accounting Principals Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under SFAS No. 123(R), the cost of employee services received in exchange for a stock-based award is determined based on the grant-date fair value (with limited exceptions). That cost is then recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period).
     On January 1, 2006, using the modified prospective method under SFAS No. 123(R), we began recognizing expense on any unvested awards under our 2002 Stock Plan that were granted prior to that time. Any awards granted under our 2002 Stock Plan after December 31, 2005 will be expensed over the vesting period of the award. Stock based compensation expense was $153,809 for the year ended December 31, 2006.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     A summary of our stock option activity for the years ended December 31, 2006, 2005 and 2004 is presented below:

	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	278,500	$31.60	294,334	$31.60	326,000	$31.60
Granted	—	—	—	—	27,500	31.60
Exercised	—	—	(15,834)	31.60	(59,166)	31.60

Outstanding at end of year	278,500	$31.60	278,500	$31.60	294,334	$31.60

Options exercisable at end of year	269,333		176,500		99,500

     As noted above, no options were granted in 2006 or 2005. The fair value of the grants in 2004 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2004
Expected life (years)	10.0
Expected volatility	42.0%
Expected dividend yield	—
Risk-free interest rate	3.85%
Weighted-average fair value of options granted during the year	$12.95
     The following table illustrates the effect on our net loss and loss per share attributable to common stockholders if compensation costs for stock options had been recorded pursuant to SFAS No. 123(R), for the years prior to adoption.

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
3. DISCONTINUED OPERATIONS
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid (“DSIDA”) production, and had been shut down since February 2005. As a result of the exit from these businesses, we shut down the production facilities and are currently in the process of dismantling these facilities. Our decision was based on a history of operating losses incurred

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our consolidated financial statements.
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of December 31, 2006 and 2005 were as follows:

	Year ended December 31,
	2006	2005
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$20	$963
Inventories	—	376
Other assets	—	452

Total	$20	$1,791

Liabilities of discontinued operations:
Accrued liabilities	$217	$3,826

     Revenues and pre-tax losses from discontinued operations for the years ended December 31, 2006, 2005 and 2004 are presented below:

	Year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Revenues	$258	$43,374	$196,309
Loss before income taxes	1,135	17,420	42,025
     Current severance and contractual obligations are detailed below:

			Accrued as of			Accrued as of
			December 31,		Cash	December 31,
	Accrued in 2005	Cash Payments	2005	Accrued in 2006	payments	2006

Severance accrual	$568	$(91)	$477	$386	$(646)	$217
DSIDA contractual obligation	2,853	—	2,853	147	(3,000)	—
DSIDA dismantling costs	496	—	496	62	(558)	—

Totals	$3,917	$(91)	$3,826	$595	$(4,204)	$217

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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	December 31,
	2006	2005
	(Dollars in Thousands)
Inventories:
Finished products	$38,485	$30,162
Raw materials	17,841	7,974

Inventories at lower-of-cost-or-market	56,326	38,136
Inventories under exchange agreements	1,818	(2,807)
Stores and supplies (net of obsolescence reserve of $2,149 and $2,573, respectively)	3,934	3,765

	$62,078	$39,094

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	4,506	4,497
Plant and equipment	306,352	286,049
Construction in progress	1,761	12,993
Less: accumulated depreciation	(235,935)	(80,670)

	$83,833	$230,018

Other assets, net:
S&L Cogen joint venture	$4,733	$3,567
Deferred catalyst	1,959	2,156
Long-term deferred tax asset	641	—
Other	2,321	2,820

	$9,654	$8,543

Accrued liabilities:
Employee compensation and benefits	$13,434	$12,164
Property taxes	4,301	5,236
Other	5,137	6,290

	$22,872	$23,690

Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$35,596	$62,885
Deferred revenue	8,000	9,000
Other	5,695	5,919

	$49,291	$77,804

5. VALUATION AND QUALIFYING ACCOUNTS
     Below is a summary of valuation and qualifying accounts related to continuing operations for the years ended December 31, 2006, 2005 and 2004:

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005	2004
Allowance for doubtful accounts:
Balance at beginning of year	$953	$3,092	$2,592
Add: bad debt expense/(credit)	1,049	(2,133)	500
Deduct: written-off accounts	(15)	(6)	—

Balance at end of year	$1,987	$953	$3,092

Reserve for inventory obsolescence:
Balance at beginning of year	$2,573	$1,938	$1,370
Add: obsolescence accrual	81	1,492	969
Deduct: disposal of inventory	(505)	(857)	(401)

Balance at end of year	$2,149	$2,573	$1,938

6. DEBT
     On December 19, 2002, we issued $94.3 million in original principal amount of our 10% Senior Secured Notes due 2007 (our “Secured Notes”). Our Secured Notes are senior secured obligations and rank equally in right of payment with all of our other existing and future senior indebtedness, and senior in right of payment to all of our existing and future subordinated indebtedness. Our Secured Notes are guaranteed by Sterling Energy, Inc. (“Sterling Energy”), our only wholly owned subsidiary. Sterling Energy’s guaranty ranks equally in right of payment with all of its existing and future senior indebtedness, and senior in right of payment to all of its existing and future subordinated indebtedness. Separate financial information is not presented for Sterling Energy as it is not material. Our Secured Notes and Sterling Energy’s guaranty are secured by a first priority lien on all of our production facilities and related assets.
     Our Secured Notes bear interest at an annual rate of 10%, payable semi-annually on June 15 and December 15 of each year. Until December 19, 2004, we were permitted under certain circumstances to pay interest on our Secured Notes through the issuance of additional Secured Notes rather than the payment of cash at an interest rate of 13 3 / 8 % per annum. In December 2003, we made an interest payment on our Secured Notes at the higher rate through the issuance of $6.3 million in original principal amount of additional Secured Notes, increasing the aggregate principal amount of outstanding Secured Notes to $100.6 million. We have made all other interest payments on our Secured Notes in cash. We may redeem our Secured Notes at any time at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest, subject to compliance with the terms of our revolving credit facility. In addition, in the event of a specified change of control or the sale of our facility in Texas City, Texas, we are required to offer to repurchase our Secured Notes at 101% of the outstanding principal amount thereof plus accrued and unpaid interest. Under certain circumstances, we are also required to use the proceeds of other asset sales to repurchase those Secured Notes tendered by the holders at a price equal to 100% of the outstanding principal amount thereof plus accrued and unpaid interest.
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
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding Secured Notes (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Secured Notes. The consent solicitation expired at 5:00 p.m., New York Time, on March 14, 2007, at which time we received consents from the requisite principal amount of Secured Notes to amend our indenture. The supplemental indenture we entered into to effect these amendments will only be effective if and when we consummate our tender offer for the Secured Notes.
     Our tender offer is scheduled to expire at 12:00 midnight, New York City time, on March 28, 2007, unless extended or earlier terminated. The total consideration payable in connection with our tender offer and the consent solicitation for each $1,000 principal amount of our existing notes will be $1,002.50, plus accrued and unpaid interest to, but not including, the date of payment.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     We expect to refinance our Secured Notes with an offering of up to $125 million of new senior secured notes (“New Notes”). In connection with our proposed offering of New Notes, we have also received a firm commitment letter from a national investment banking firm with respect to an alternate long-term debt financing. In the event our offering of the New Notes is not consummated, we intend to issue $111 million in debt financing pursuant to this commitment letter in order to refinance our Secured Notes.
     We will use the net proceeds of the New Notes (or the debt financing effected pursuant to the commitment referenced above) to fund amounts payable in connection with the tender offer, the consent solicitation and to redeem any remaining Secured Notes not repurchased pursuant thereto.
     On December 19, 2002, we also established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”), which provides up to $100 million in revolving credit loans, subject to borrowing base limitations. Our revolving credit facility has an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy.
     Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of either the Alternate Base Rate plus 0.75% or the “LIBO Rate” (as defined in our revolving credit facility) plus 2.75%. The “Alternate Base Rate” is equal to the greater of the “Base Rate” as announced from time to time by JPMorgan Chase Bank in New York, New York, or 0.50% per annum above the latest “Federal Funds Rate” (as defined in our revolving credit facility). The average interest rate for borrowings under our revolving credit facility for the year ended December 31, 2006 was 8.94%. Under our revolving credit facility, we are also required to pay an aggregate commitment fee of 0.50% per year (payable monthly) on any unused portion. Available credit is subject to a monthly borrowing base of 85% of eligible accounts receivable plus the lesser of $50 million and 65% of eligible inventory. In addition, the borrowing base for our revolving credit facility must exceed outstanding borrowings thereunder by $8 million at all times. As of December 31, 2006, total credit available under our revolving credit facility was limited to $72 million due to these borrowing base limitations. As of December 31, 2006, there were no loans outstanding under our revolving credit facility, and we had $3 million in letters of credit outstanding. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as a current portion of long-term debt. We are currently negotiating to amend our revolving credit facility to extend the term for five years and to make certain other changes to the borrowing base calculation and interest rates. We expect this amendment to be effective by March 31, 2007.
     The stated term of our revolving credit facility ends on September 19, 2007 and our Secured Notes become due on December 19, 2007. As mentioned above, we have started the process of refinancing the indebtedness under our Secured Notes and amending our revolving credit facility prior to their stated maturities. Subject to the successful refinancing of our Secured Notes and amendment of our revolving credit facility, we believe that our cash on hand, together with the credit available under our amended revolving credit facility, is sufficient to meet our short-term and long-term liquidity needs, although our liquidity may not be adequate during any particular period.
Debt Maturities
     The Secured Notes, which had an aggregate principal balance of $100.6 million outstanding as of December 31, 2006, are due on December 19, 2007. As a result of the financing arrangement entered into during March 2007, as discussed above, we have reclassified the debt from current to long-term as we have the ability and intent to refinance the Secured Notes on a long-term basis.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. INCOME TAXES
     A reconciliation of federal statutory income taxes to our effective tax benefit is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Benefit for income taxes at statutory rates	$(42,100)	$(16,299)	$(26,125)
Non-deductible expenses	19	19	26
Non-deductible goodwill impairment	—	—	16,962
State income taxes	(1,262)	(956)	(1,933)
Change in valuation allowance	27,621	—	—
Other	1,096	235	(930)

Effective tax benefit	$(14,626)	$(17,001)	$(12,000)

     The benefit for income taxes is comprised of a tax benefit for continuing operations and a tax benefit for discontinued operations as shown below:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Tax expense – continuing operations	$(14,488)	$(10,641)	$7,262
Tax expense – discontinued operations	(138)	(6,360)	(19,262)

Total tax benefit	$(14,626)	$(17,001)	$(12,000)

     The benefit for income taxes is composed of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Current federal	$299	$—	$—
Deferred federal	(13,685)	(16,066)	(10,105)
State income taxes	(1,240)	(935)	(1,895)

Total tax benefit	$(14,626)	$(17,001)	$(12,000)

     The components of our deferred income tax assets and liabilities are summarized below:

	December 31,
	2006	2005
	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$1,292	$787
Accrued postretirement cost	7,518	12,552
Accrued pension cost	4,537	10,770
Tax loss and credit carry forwards	32,506	46,734
State deferred taxes	77	—
Other	3,797	2,385

Total deferred tax assets	$49,727	$73,228

Deferred tax liabilities:
Property, plant and equipment	$(16,458)	$(66,571)
State deferred taxes	—	(3,219)

Subtotal	(16,458)	(69,790)
Less: valuation allowance	(29,584)	(8,832)

Total deferred tax liabilities	(46,042)	(78,622)

Net deferred tax assets (liabilities)	$3,685	$(5,394)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     As of December 31, 2006, we had an available U.S. federal income tax net operating loss carryforward (“NOL”) of approximately $85 million, which expires during the years 2023 through 2026. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis, we have concluded that a valuation allowance should be established in the amount of $28 million relating to our federal deferred tax assets as of December 31, 2006. At December 31, 2005, we had deferred tax assets relating to state NOLs of $12 million, which had a related valuation allowance of $9 million. Under the provisions of the new Texas Margin Tax that was enacted in 2006, these NOLs were converted into state tax credits of $3 million, $2 million of which relate to pre-bankruptcy items that we do not believe will be utilized. As such, the valuation allowance relating to these state deferred tax assets was reduced to $2 million at December 31, 2006. Future recognition of these items would be recorded as an increase in our paid-in capital under purchase accounting rules rather than as a reduction in our provision for income taxes. We have also recorded a $4 million liability relating to certain tax contingencies that we have identified, which has been included in accrued liabilities.
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

	As of December 31,
	2006	2005
Equities	64%	57%

Bonds	23%	38%

Other	13%	5%

Total	100%	100%

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$125,694	$119,682
Service cost	593	622
Interest cost	7,610	6,993
Actuarial loss	820	6,259
Benefits paid	(8,582)	(7,862)

Benefit obligation at end of year	$126,135	$125,694

	December 31,
	2006	2005
	(Dollars in Thousands)
Change in plan assets:
Fair value at beginning of year	$95,690	$89,250
Actual return on plan assets	14,684	7,643
Employer contributions	7,862	6,659
Benefits paid	(8,582)	(7,862)

Fair value at end of year	$109,654	$95,690

Reconciliation of amounts recognized:
Funded status	$(16,481)	$(30,004)
Unrecognized actuarial loss	—	6,874

Net amount recognized	$(16,481)	$(23,130)

	December 31,
	2006	2005
Amounts recognized in the balance sheet consist of:
Current liabilities	$(8,270)	$(7,602)
Non-current liabilities	(8,211)	(22,357)
Accumulated other comprehensive income	—	6,829

Net amount recognized in financial position	$(16,481)	$(23,130)

December 31,
2006
Amount recognized in accumulated other comprehensive loss consists of (pre-tax):
Net loss	$(764)
Prior service costs	—

Net amount recognized in accumulated other comprehensive loss	$(764)

     All plans have projected benefit obligations and accumulated benefit obligation in excess of plan assets as of December 31, 2006. The total accumulated benefit obligation was $126 million as of December 31, 2006 and 2005, respectively. Estimated contributions for 2007 are expected to be approximately $8.5 million, a portion of which are above the minimum funding requirements. The expected amortization of the actuarial loss for 2007 is $11,000.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Net periodic pension costs consist of the following components:

	Year ended December 31,
	2006	2005	2004
	(Dollars In Thousands)
Components of net pension costs:
Service cost-benefits earned during the year	$593	$622	$3,466
Interest on prior year’s projected benefit obligation	7,610	6,993	7,561
Expected return on plan assets	(7,767)	(6,641)	(5,934)
Net amortization of actuarial loss (gain)	13	8	—
Settlement/curtailment	—	—	(12,944)

Net pension costs	$449	$982	$(7,851)

Weighted-average assumptions:
Discount Rate	5.75%	5.75%	6.25%
Rates of increase in salary compensation level	3.50%	5.00%	5.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
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
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy through 2009. In 2006, we received a subsidy of $0.2 million under the Act.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$27,834	$27,745
Service cost	174	208
Interest cost	1,463	1,558
Plan amendments	—	46
Actuarial loss (gain)	(1,728)	1,392
Benefits paid	(1,801)	(3,115)

Benefit obligation at end of year	$25,942	$27,834

Funded plan assets	$—	$—

Funded status at end of year	$(25,942)	$(27,834)
Unrecognized cost:
Actuarial loss	—	6,048
Plan amendment/prior service cost	—	(15,691)

Accrued benefit cost	$(25,942)	$(37,477)

December 31,
2006
Amounts recognized in accumulated other comprehensive income (loss) consist of (pre-tax):
Net loss	$(3,695)
Plan amendment/prior service costs	14,257

Net amount recognized in accumulated other comprehensive income (loss)	$(10,562)

     Net periodic plan costs consist of the following components:

	Year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Components of net plan costs:
Service cost	$174	$208	$310
Interest cost	1,463	1,558	1,864
Net amortization:
Actuarial loss	99	333	21
Plan amendment/prior service costs	(1,434)	(1,485)	(1,223)
Curtailment and special termination benefits	—	(1,727)	(1,418)

Net plan costs (benefit)	$302	$(1,113)	$(446)

Weighted-average assumptions:
Discount rate	5.75%	5.75%	5.75%
     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2007. The rate is assumed to decrease gradually to 4.5% by 2014 and remain level thereafter. Estimated contributions for 2007 are expected to be approximately $1.4 million. The expected amortization of the plan amendment prior service costs for 2007 is $1.4 million. Based on plan changes enacted, assumed health care cost trend rates no longer have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	1% Increase	1% Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost components	$34	$(30)
Effect on post-retirement benefit obligation	619	(547)
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status are recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS No. 158 also requires the measurement date of the funded status of our defined benefit postretirement plans match the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates that were previously permissible. We have recognized the funded status of our defined benefit postretirement plans on our balance sheet and have provided the required disclosures as of our fiscal year-ended December 31, 2006. We have also measured the assets and benefit obligations of our defined benefit postretirement plans as of the date of our fiscal year-end statement of financial position. The incremental effect of applying SFAS No. 158 to our employee benefit plans as of December 31, 2006 is summarized below (in thousands):

		Other
	Pension	postretirement
	plan	benefits plan

Increase (decrease) in liabilities	$87	$(10,562)
Increase (decrease) in accumulated other comprehensive income	(56)	6,812
Increase (decrease) in deferred income tax liabilities	(31)	3,750
Estimated Future Benefits Payable
     We estimate that the future benefits payable under our pension and other post-retirement benefits as of December 31, 2007 are as follows (in thousands):

			Other
	Pensions-	Pensions-	postretirement
	hourly	salaried	benefits	Total

2007	$3,414	$4,299	$1,275	$8,988
2008	3,270	4,327	1,214	8,811
2009	3,158	4,449	1,178	8,785
2010	2,952	4,570	2,225	9,647
2011	2,941	4,755	2,179	9,875
2012-2016	16,361	26,204	10,567	53,132

Total	$32,096	$48,604	$18,638	$99,238

Savings and Investment Plan
     Our Seventh Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 20% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. Beginning January 1, 2005, we began matching 100% of salaried employees’ contributions, to the extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Our expense under this plan was $1 million in 2006, $1.1 million in 2005 and $0.8 million in 2004.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Bonus Plan and Gain Sharing Plan
     In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. In January 2006, our Compensation Committee amended our Bonus Plan in a manner that allows each of our salaried employees the ability to earn a bonus each year based on their individual performance, irrespective of our overall financial performance. However, if a bonus is paid for any year based upon our financial performance, no additional bonus is paid under the new individual performance provision of the Plan. Our Chief Executive Officer and each of our four Senior Vice Presidents are excluded from this portion of our Bonus Plan. Whether a bonus will be paid to our Chief Executive Officer or any of our Senior Vice Presidents in any year when a bonus is not paid based on our financial performance, and if so, the amount to be paid, will be determined at that time by our Compensation Committee.
     In 2006, after authorization from our Compensation Committee, we accrued $1.4 million pursuant to this Plan to be paid out no later than March 1, 2007. Although we did not meet the minimum financial threshold of these plans for 2005, in February 2006, our Compensation Committee authorized the payment of $725,000 in bonuses based upon our achieving our target goal of $20 million in fixed cost savings during 2005, and we accrued that amount in 2005. In addition, although we did not meet the minimum financial threshold of these plans for 2004, on February 11, 2005, our Board authorized the payment of $0.9 million in bonuses related to our performance in 2004, and we accrued that amount in 2004.
Key Employee Protection Plan
     On January 26, 2000, we instituted our Key Employee Protection Plan, which has subsequently been amended several times. We established this Plan to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control, and to assure their continued dedication and objectivity during those periods. Our Compensation Committee has designated a select group of management or highly compensated employees as participants under our Key Employee Protection Plan, and has established their respective applicable multipliers and other variables for determining benefits. Our Compensation Committee is also authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant’s participation under this Plan with 60 days’ prior notice if it determines that the participant is no longer one of our key employees.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. We expensed zero, $0.4 million and $0.3 million in 2006, 2005 and 2004, respectively, pursuant to this Plan.
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
     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. We had zero expense and less than $0.1 million under this Plan in 2006 and 2005, respectively, for continued operations. In 2004, we expensed $2.4 million under this Plan, with approximately $2 million paid out in 2005 with the remaining balance yet to be paid.
     Due to the exit from our acrylonitrile and derivatives businesses and subsequent workforce reduction, we expensed $0.4 million in 2006 and $0.5 million in 2005 pursuant to this Plan, of which $0.7 million has been paid to date, with the balance to be paid in 2007. These amounts are included in the results from discontinued operations.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Lease Commitments
     We have entered into various non-cancelable long-term operating leases. Future minimum lease commitments at December 31, 2006, are as follows: 2007 — $0.3 million; 2008 — $0.3 million; 2009 — $0.3 million; 2010 — $0.3 million; 2011 — $0.3 million and thereafter — $0.5 million.
Environmental, Health and Safety
     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. Environmental permits required for our operations are subject to periodic renewal and may be revoked or modified for cause or when new or revised environmental requirements are implemented. Changing and increasingly strict environmental requirements can affect the manufacturing, handling, processing, distribution and use of our chemical products and, if so affected, our business and operations may be materially and adversely affected. In addition, changes in environmental requirements may cause us to incur substantial costs in upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.
     Our operating expenditures for environmental matters, mostly waste management and compliance, were $20 million in both 2006 and 2005. We also spent $2 million for environmentally-related capital projects in both 2006 and 2005.
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide (“NOx”) emissions. Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter concentration thresholds for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities also may impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future NOx, volatile organic compounds and particulate matter emissions control costs, the amount and full impact of which cannot be determined at this time.
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1-hour” ozone standard of the Clean Air Act. The EPA approved this “1-hour” SIP, which calls for reduction of emissions of NOx at our Texas City facility by approximately 80% by the end of 2007. The current “1-hour” SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene. The cost of compliance with the “1-hour” SIP at our Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital expenditures needed to be made by S&L Cogeneration Company. To date we have spent $10 million in capital on NOx reductions and HRVOC monitoring, with $1 million of that amount spent in 2006. In April 2004, the Houston-Galveston region was designated a moderate non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010. In December 2006, the TCEQ formally proposed revisions to the SIP in order to achieve compliance with the “8-hour” ozone standard. This “8-hour SIP” will undergo review and revisions before final adoption by the TCEQ, which is expected in May 2007, and will then be submitted to the EPA for approval one month after adoption. The current proposed “8-hour SIP” calls for relatively modest additional controls which we believe

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
would require very little expense on our part. However, the proposed package may not receive EPA approval in its current form, in which case additional controls or monitoring could be added before the rule becomes finalized. Based on these developments, it is difficult to predict our final cost of compliance under the “8-hour” SIP, but we estimate that the additional cost of compliance will range from zero to $16 million in capital expenditures and the purchase of allowances, depending on the terms of the final “8-hour” SIP.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, BASF Corporation and five other defendants. The plaintiffs are seeking a minimum amount of $150,000 in damages related to medical expenses and loss of earnings and earnings capacity, among other things, and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas”. Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until recently, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has now taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas is now being delivered to our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The arbitration hearing was scheduled for August 6, 2007. However, pursuant to an agreement reached in principle on January 31, 2007, the parties will abate the arbitration proceeding for a period of at least six months while they attempt to reach a negotiated settlement. As part of the agreement, BP Chemicals reimbursed us $0.8 million on February 5, 2007 which was 50% of the accrued disputed credit, and will continue to pay 50% of the disputed amount each month during the period of negotiation. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, if a settlement is not reached within six months, either party may reinstate the arbitration process, and seek a hearing date consistent with the current schedule, or approximately seven months thereafter. Under the January 31, 2007 agreement, if the arbitration proceeds to an award, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the settlement negotiations over the blend gas calculation, we may discuss an extension of the term of the acetic acid production agreement.
     On February 21, 2007, we received a summons naming us as a defendant in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs comprising the proposed class are employees and retired employees of Sterling Fibers, Inc., one of our former subsidiaries that was sold in connection with our Plan of Reorganization. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy, we specifically rejected this asset purchased agreement. The plaintiffs are making claims for breach of contract and claims under the Employee Retirement Income Security Act and seek damages, declaratory relief, punitive damages and attorneys’ fees. At this time, we have not determined what, if any, liability we may have in this matter and intend to vigorously defend this action. We do not believe a loss related to this matter is probable, therefore no liability associated with this matter has been accrued. Currently, we are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
10. SALES INFORMATION
     Sales by product, sales to major customers constituting 10% or more of total revenues and export sales from continuing operations were as follows:

	Year ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Sales by product:
Acetic acid	$98,344	$86,125	$81,069
Styrene	524,665	513,788	529,729
Plasticizers	44,535	41,973	44,555

Major customers:
BP Chemicals	$98,344	$86,125	$81,069
Customer A	111,075	93,752	127,956
Customer B	144,278	124,149	116,912
Customer C	67,802	77,570	*

Export sales:
Export revenues	$69,926	$143,448	$152,211
Percentage of total revenues	10%	22%	23%

*	Does not comprise more than 10% of total revenue for the periods indicated, therefore not presented.
11. FINANCIAL INSTRUMENTS
Concentrations of Risk
     We sell our products primarily to companies involved in the petrochemicals industry. We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. However, letters of credit are required by us on many of our export sales. Historically, our credit losses have been minimal.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     We maintain cash deposits with major banks, which from time to time may exceed federally insured limits. We periodically assess the financial condition of these institutions and believe that the likelihood of any possible loss is minimal.
Fair Value of Financial Instruments
     The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturities of these instruments. As of December 31, 2006, the fair value of our Secured Notes was $96 million based on its quoted price.
12. CAPITAL STOCK
     Under our Certificate of Incorporation, we are authorized to issue 20,125,000 shares of capital stock, consisting of 20,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In connection with our Plan of Reorganization and the merger of Sterling Chemicals Holdings, Inc. into us, we issued a total of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing our Secured Notes and the revolving credit facility, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock.
     Upon the effective date of our Plan of Reorganization, we authorized 25,000 shares and issued 2,175 shares of our Series A Convertible Preferred Stock (“Series A Preferred Stock”). Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The Series A Preferred Stock has a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock in arrears on the first business day of each calendar quarter. As our shares of Series A Preferred Stock are convertible into shares of our common stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of Series A Preferred Stock, we have issued an additional 1,921.760 shares of our Series A Preferred Stock (convertible into 1,921,760 shares of our common stock) in dividends.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
13. RELATED PARTY TRANSACTIONS
     Resurgence Asset Management, L.L.C. (“Resurgence”) has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Series A Preferred Stock and over 60% of our common stock, representing ownership of over 82% of the total voting power of our equity. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Series A Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of Series A Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of Series A Preferred Stock. Each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Series A Preferred Stock dividends were 594.832 shares, 508.465 shares and 434.638 shares during 2006, 2005 and 2004, respectively. Four of our directors, Messrs. Steve Gidumal, Byron Haney, Karl Schwarzfeld and Philip Sivin, are currently employed by Resurgence. Pursuant to established policies of Resurgence, all director compensation earned by employees of Resurgence is paid directly to Resurgence. During 2006, 2005 and 2004, we paid Resurgence an aggregate amount equal to $115,000, $177,500 and $190,750, respectively, related to director compensation for Messrs. Gidumal, Haney, Schwarzfeld and Sivin, along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors. Mr. Gidumal became a director in November 2006.
14. NEW ACCOUNTING STANDARDS
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. FIN 48 is effective for us on January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and its subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006.

DELOITTE & TOUCHE LLP

Houston, Texas
March 15, 2007

STERLING CHEMICALS, INC.

SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (unaudited)

		First	Second	Third	Fourth
	Year	Quarter	Quarter	Quarter	Quarter
	(Dollars in Thousands, Except Per Share Data)
Revenues	2006	$136,670	$150,385	$189,916	$190,573
	2005	180,207	163,515	148,733	149,431

Gross profit (loss)	2006	(11,853)	5,482	13,334	5,863
	2005	14,370	(17,124)	4,854	(13,348)

Income (loss) from continuing operations (1)	2006	(9,135)	2,137	9,949	(107,613)
	2005	5,645	(12,965)	115	(11,303)

Income (loss) from discontinued operations, net of tax	2006	(1,254)	(496)	625	128
	2005	(3,839)	(885)	(9,164)	2,828

Net income (loss) attributable to common stockholders	2006	(12,321)	(368)	8,484	(109,659)
	2005	154	(15,569)	(10,835)	(10,332)

Net income (loss) per share of common stock:
Basic	2006	(4.36)	(0.13)	3.00	(38.77)
	2005	0.05	(5.50)	(3.83)	(3.66)

Diluted	2006	(4.36)	(0.13)	1.60	(38.77)
	2005	0.05	(5.50)	(3.83)	(3.66)

(1)	In the fourth quarter of 2006, we recorded a $128 million impairment charge to our styrene assets.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this Form 10-K. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     Beginning with our annual report on Form 10-K for 2007, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal controls over financial reporting.
Item 9B. Other Information
     In connection with our expected offering of New Notes described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above, we received on March 14, 2007 a firm commitment letter from Jefferies & Company, Inc. with respect to an alternate long-term debt financing. In the event our offering of New Notes is not consummated, we intend to issue $111 million in debt financing pursuant to this commitment letter in order to refinance our existing Secured Notes.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 11. Executive Compensation
     Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions
     Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services
     Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2007 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
     (a) Financial Statements, Financial Statement Schedules and Exhibits.
1.	Consolidated Financial Statements. See “Item 8. Financial Statements and Supplementary Data – Index to Financial Statements.”

2.	Consolidated Financial Statement Schedules. All schedules for which provision is made in Regulation S-X either are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See the Exhibit Index for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.
     (b) Exhibit index.

Exhibit
Number		Description of Exhibit

2.1	–	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	–	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	–	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	–	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

3.2	–	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	–	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

4.1	–	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).

4.2	–	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).

4.3	–	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).

4.4	–	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).

Exhibit
Number		Description of Exhibit

4.5	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.6	–	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.1	–	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.1(a)	–	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.2	–	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.3	–	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.4*	–	Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.5*	–	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.6*	–	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7*	–	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

**10.7(a)*	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

10.8*	–	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.8(a)*	–	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9*	–	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.9(a)*	–	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

Exhibit
Number		Description of Exhibit

10.10	–	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.10(a)	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(b)	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(c)	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(d)	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(e)	–	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(f)	–	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.10(g)	–	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.11(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10(h)	–	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.10(i)	–	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).

10.11*	–	Sterling Chemicals, Inc. Seventh Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

**10.11(a)*	–	First Amendment to the Seventh Amended and Restated Savings and Investment Plan.

*10.12*		Bonus Plan (incorporated herein by reference from Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.13	–	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007. (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.14*	–	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.15	–	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

+10.16	–	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).

Exhibit
Number		Description of Exhibit

+10.16(a)	–	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

++10.16(b)	–	Amendment to Second Amended and Restated Production Agreement dated effective as of April 1, 2005 between BP Amoco Chemical Company and Sterling Chemicals, Inc.

+10.17	–	Second Amended and Restated Plasticizers Production Agreement dated effective as of January 1, 2006 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18	–	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

14.1	–	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	–	Subsidiaries of Sterling Chemicals, Inc.

**23.1	–	Consent of Deloitte & Touche LLP.

**31.1	–	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	–	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	–	Section 1350 Certification of the Chief Executive Officer

**32.2	–	Section 1350 Certification of the Chief Financial Officer

99.1	–	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

99.2	–	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

99.3	–	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

++	Filed herewith. Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

Date: March 15, 2007
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ RICHARD K. CRUMP	President, Chief Executive Officer	March 15, 2007
Richard K. Crump	and Director

Principal Financial Officer:

/s/ PAUL G. VANDERHOVEN	Senior Vice President-Finance	March 15, 2007
Paul G. Vanderhoven	and Chief Financial Officer

Principal Accounting Officer:

/s/ JOHN R. BEAVER	Vice President, Corporate Controller	March 15, 2007
John R. Beaver

/s/ STEVEN L. GIDUMAL	Director	March 15, 2007
Steve L. Gidumal

/s/ JOHN W. GILDEA	Director	March 15, 2007
John W. Gildea

/s/ BYRON J. HANEY	Director	March 15, 2007
Byron J. Haney

/s/ KARL W. SCHWARZFELD	Director	March 15, 2007
Karl W. Schwarzfeld

/s/ PHILIP M. SIVIN	Director	March 15, 2007
Philip M. Sivin

/s/ DR. PETER TING KAI WU	Director	March 15, 2007
Dr. Peter Ting Kai Wu

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1	–	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	–	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	–	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	–	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

3.2	–	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	–	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

4.1	–	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).
4.2	–	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).

4.3	–	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).

4.4	–	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).

4.5	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.6	–	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.1	–	Revolving Credit Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

Exhibit
Number		Description of Exhibit

10.1(a)	–	First Amendment to Revolving Credit Agreement dated as of February 12, 2003 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions party thereto, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders (incorporated herein by reference from Exhibit 4.8 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.2	–	Security Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.3	–	Pledge Agreement dated as of December 19, 2002 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.6 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.4*	–	Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.5*	–	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.6*	–	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7*	–	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

**10.7(a)*	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

10.8*	–	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.8(a)*	–	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9*	–	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.9(a)*	–	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10	–	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of May 1, 1996) (incorporated herein by reference from Exhibit 10.3(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.10(a)	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 31, 1998) (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(b)	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of December 17, 1998) (incorporated herein by reference from Exhibit 10.7(b) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

10.10(c)	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of September 20, 1999) (incorporated herein by reference from Exhibit 10.7(c) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2000).

Exhibit
Number		Description of Exhibit

10.10(d)	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.4 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).
10.10(e)	–	Fifth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.5 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

10.10(f)	–	Sixth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.10(g)	–	Seventh Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.11(g) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.10(h)	–	Eighth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).
10.10(i)	–	Ninth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005).
10.11*	–	Sterling Chemicals, Inc. Seventh Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
**10.11(a)*	–	First Amendment to the Seventh Amended and Restated Savings and Investment Plan.

*10.12*		Bonus Plan (incorporated herein by reference from Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.13	–	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 27, 2004 to May 1, 2007. (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

10.14*	–	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.15	–	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

+10.16	–	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).

+10.16(a)	–	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

++10.16(b)	–	Amendment to Second Amended and Restated Production Agreement dated effective as of April 1, 2005 between BP Amoco Chemical Company and Sterling Chemicals, Inc.

+10.17	–	Second Amended and Restated Plasticizers Production Agreement dated effective as of January 1, 2006 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.18	–	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

Exhibit
Number		Description of Exhibit

14.1	–	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	–	Subsidiaries of Sterling Chemicals, Inc.

**23.1	–	Consent of Deloitte & Touche LLP.

**31.1	–	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	–	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	–	Section 1350 Certification of the Chief Executive Officer

**32.2	–	Section 1350 Certification of the Chief Financial Officer

99.1	–	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

99.2	–	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

99.3	–	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

++	Filed herewith. Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.