Form 10-Q
period 2007-03-31
STERLING CHEMICALS INC
filed 2007-05-08
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     As of April 30, 2007, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding .

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-Q refer collectively to Sterling Chemicals, Inc. and our wholly-owned subsidiary.
     Readers should consider the following information as they review this Form 10-Q:
Forward-Looking Statements
     Certain written and oral statements made or incorporated by reference from time to time by us or our representatives are “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	the cyclicality of the petrochemicals industry;

•	current and future industry conditions and their effect on our results of operations or financial position;

•	the extent, timing and impact of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our competitiveness, business strategy, results of operations or financial position;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of, and requirements for, financial resources;

•	future contractual obligations;

•	future amendments, renewals or terminations of existing contractual relationships;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows or dividends;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws;

•	our reliance on marketing partners;

•	adequacy of insurance coverage or indemnification rights;

•	the timing and extent of changes in commodity prices for our products or raw materials;

•	petrochemicals industry production capacity or operating rates;

•	increases in the cost of, or our ability to obtain, raw materials or energy;

•	regulatory initiatives and compliance with governmental laws or regulations, including environmental laws or regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social or economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness or could cause existing manufacturing processes to become obsolete;

•	cost, availability or adequacy of insurance; and

•	various other matters, many of which are beyond our control.

i

     The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (our “Annual Report”), include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the Securities and Exchange Commission or this Form 10-Q.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website, where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the Securities and Exchange Commission. The contents of our website (or the third-party websites accessible through the various hyperlinks) are not, and shall not be deemed to be, incorporated into this report.

ii

STERLING CHEMICALS, INC.
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
	(Dollars in Thousands,
	except share data)

Revenues	$197,120	$136,670
Cost of goods sold	186,956	148,523

Gross profit (loss)	10,164	(11,853)

Selling, general and administrative expenses.	3,556	679
Other (income) expense	—	(387)
Interest and debt related expenses, net of interest income	3,385	2,388

Income (loss) from continuing operations before income tax	3,223	(14,533)

Benefit for income taxes	—	(5,398)

Income (loss) from continuing operations	$3,223	$(9,135)
Loss from discontinued operations (net of tax benefit of zero and $720, respectively)	(554)	(1,254)

Net income (loss)	$2,669	$(10,389)

Preferred stock dividends	2,260	1,932

Net income (loss) attributable to common stockholders	$409	$(12,321)

Income (loss) per share of common stock, basic and diluted:
Income (loss) from continuing operations	$0.34	$(3.91)
Loss from discontinued operations, net of tax	(0.20)	(0.45)

Earnings (loss) per share, basic and diluted.	$0.14	$(4.36)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,466
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,342	$20,690
Restricted cash	44,146	—
Accounts receivable, net of allowance of $1,498 and $1,987, respectively	45,343	63,289
Inventories, net	57,823	62,078
Prepaid expenses	2,097	3,215
Deferred tax asset	3,044	3,044
Assets of discontinued operations	—	20

Total current assets	220,795	152,336

Property, plant and equipment, net	83,569	83,833
Other assets, net	16,860	9,654

Total assets	$321,224	$245,823

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$25,600	$39,123
Accrued liabilities	20,491	22,872
Current portion of long-term debt	42,585	—

Liabilities of discontinued operations	217	217
Total current liabilities	88,893	62,212

Long-term debt	150,000	100,579
Deferred tax liability	3,044	—
Deferred credits and other liabilities	42,867	49,291
Redeemable preferred stock	58,767	56,507
Commitments and contingencies (Note 6) Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	182,250	184,500
Accumulated deficit	(210,945)	(213,614)
Accumulated other comprehensive income	6,320	6,320

Total stockholders’ deficiency in assets	(22,347)	(22,766)

Total liabilities and stockholders’ deficiency in assets	$321,224	$245,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$2,669	$(10,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,729	8,441
Interest amortization	100	100
Lower-of-cost-or-market adjustment	—	901
Gain on disposal of property, plant and equipment	(182)	—
Deferred tax benefit	—	(6,117)
Other	10	91
Change in assets/liabilities:
Accounts receivable	17,966	9,553
Inventories	4,255	(14,789)
Prepaid expenses	1,118	1,630
Other assets	2,181	(1,095)
Accounts payable	(13,405)	1,192
Accrued liabilities	(2,381)	(4,833)

Other liabilities	(6,424)	(2,633)

Net cash provided by (used in) operating activities.	8,636	(17,948)

Cash flows used in investing activities:
Capital expenditures	(2,248)	(6,162)
Increase in restricted cash	(44,146)	—
Proceeds from the sale of assets	182	—
Cash used for methanol dismantling	—	(55)

Net cash used in investing activities	(46,212)	(6,217)

Cash flows from financing activities:
Repayment of tendered Secured Notes	(57,994)	—
Proceeds from the issuance of New Notes	150,000	—
Debt issuance costs	(6,778)	—

Net cash provided by financing activities	85,228	—

Net increase (decrease) in cash	47,652	(24,165)
Cash and cash equivalents — beginning of year	20,690	42,197

Cash and cash equivalents — end of period	$68,342	$18,032

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$2,425	$64
Cash paid for income taxes	299	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments (including normal recurring accruals) which, in our opinion, are considered necessary for the fair presentation of the results for the periods presented. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited interim condensed consolidated financial statements have been reviewed by Deloitte & Touche LLP, our independent registered public accounting firm, whose report is included herein.
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
     Stock based compensation expense was $10,000 and $0.1 million for the quarters ended March 31, 2007 and 2006, respectively.
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid (“DSIDA”) production, and had been shut down since February 2005. As a result of the exit from these businesses, we shut down the production facilities and are currently in the process of dismantling these facilities, which we expect to complete in 2007. The remaining dismantling costs, which are being expensed as incurred, are expected to total approximately $1 million. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our condensed consolidated financial statements. The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$—	$20

Liabilities of discontinued operations:
Accrued liabilities	217	217
     Revenue and pre-tax losses from discontinued operations for the three months periods ended March 31, 2007 and 2006 are presented below:

	Three months ended
	March 31,
	2007	2006
	(Dollars in Thousands)

Revenue	$—	$851
Loss before income taxes	554	1,975

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Current severance obligations are detailed below (in thousands):

	Accrued as of	Additional		Accrued as of
	December 31, 2006	accruals	Cash payments	March 31, 2007

Severance accrual	$217	$—	$—	$217
4. Inventories

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Finished products	$35,756	$38,485
Raw materials	17,983	17,841
Inventories under exchange agreements	92	1,818
Stores and supplies, net	3,992	3,934

	$57,823	$62,078

5. Long-Term Debt
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding 10% Secured Notes due 2007 (our “Secured Notes”) totaling $100.6 million (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Secured Notes, we and Sterling Chemicals Energy, Inc., our wholly-owned subsidiary, and the trustee entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Secured Notes and paid the accrued interest thereon, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Secured Notes for an aggregate amount equal to $44 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement (the “Purchase Agreement”) with respect to the sale of $150 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2015 (our “New Notes”) to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc. (“Sterling Energy”) is also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of the New Notes pursuant to the Purchase Agreement. In connection with this offering, we entered into an indenture (our “New Indenture”) dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. We have agreed to file an exchange offer registration statement to exchange our New Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we have agreed to use commercially reasonable efforts to (i) file a registration statement by September 25, 2007 to effectuate the exchange offer, (ii) cause the registration statement to become effective by December 24, 2007, and (iii) complete the exchange offer within 50 days of the effective date of the registration statement. If we cannot effect the exchange offer within the time periods above, we will be required to file a shelf registration statement for the resale of the New Notes, as well as in certain other circumstances. The interest rate on our New Notes will increase if we do not comply with our obligations under the registration rights agreement.
     Our New Indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, but does not require us to satisfy any financial maintenance tests or maintain any financial ratios. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our New Indenture or the holders of at least 25% in principal

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of outstanding New Notes may declare the New Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our New Notes, subject to the terms of an intercreditor agreement dated March 29, 2007 among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc.
     We will pay interest on our New Notes on April 1 and October 1 of each year, beginning October 1, 2007. Our New Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our New Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     Approximately $44.1 million of the proceeds from the sale of our New Notes was deposited with the trustee under the indenture for our Secured Notes and, on April 27, 2007, used to redeem the $42.6 million balance of the Secured Notes that was not tendered, plus accrued interest. The escrowed amount is classified as restricted cash in our condensed consolidated balance sheet as of March 31, 2007, with the corresponding balance of remaining Secured Notes classified as current portion of long-term debt.
     On December 19, 2002, we established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”), which provided up to $100 million in revolving credit loans, subject to borrowing base limitations. Our revolving credit facility had an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of March 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. As of March 31, 2007, there were no loans outstanding under our revolving credit facility, and we had $3 million in letters of credit outstanding. The average interest rate for borrowings under our revolving credit facility for the first quarter of 2007 was 9.00%. All borrowings under our revolving credit facility for the first quarter of 2007 were prior to the amendment and restatement of our revolving credit facility.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1-hour” ozone standard of the Clean Air Act. The EPA approved this “1-hour” SIP, which calls for reduction of emissions of NOx at our Texas City facility by approximately 80% by the end of 2007. The current “1-hour” SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene. The cost of compliance with the “1-hour” SIP at our Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital expenditures needed to be made by S&L Cogeneration Company. To date we have spent $10 million in capital on NOx reductions and HRVOC monitoring, with essentially all of the capital spent prior to 2007. In April 2004, the Houston-Galveston region was designated a moderate non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010. In December 2006, the TCEQ formally proposed revisions to the SIP in order to achieve compliance with the “8-hour” ozone standard. This “8-hour SIP” will undergo review and revisions before final adoption by the TCEQ, which is expected in May 2007, and will then be submitted to the EPA for approval one month after adoption. The current proposed “8-hour SIP” calls for relatively modest additional controls which we believe would require very little expense on our part. However, the proposed package may not receive EPA approval in its current form, in which case additional controls or monitoring could be added before the rule becomes finalized. Based on these developments, it is difficult to predict our final cost of compliance under the “8-hour” SIP, but we estimate that the additional cost of compliance will range from zero to $16 million in capital expenditures and the purchase of allowances, depending on the terms of the final “8-hour” SIP.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509144) against us, and six other defendants. The plaintiffs are seeking alleged damages in excess of $500,000 related to compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas”. Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until recently, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has now taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas is now being delivered to our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The arbitration hearing was scheduled for August 6, 2007. However, pursuant to an agreement reached in principle on January 31, 2007, the parties will abate the arbitration proceeding for a period of at least six months while they attempt to reach a negotiated settlement. As part of the agreement, BP Chemicals reimbursed us $0.8 million on February 5, 2007 which was 50% of the accrued disputed credit, and will continue to pay 50% of the disputed amount each month during the period of negotiation. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, if a settlement is not reached within six months, either party may reinstate the arbitration process, and seek a hearing date consistent with the current schedule, or approximately seven months thereafter. Under the January 31, 2007 agreement, if the arbitration proceeds to an award, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the settlement negotiations over the blend gas calculation, we may discuss an extension of the term of the acetic acid production agreement.
     On February 21, 2007, we received a summons naming us and the members of our Employee Benefits Plans Committee as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs comprising the proposed class are employees and retired employees of Sterling Fibers, Inc., one of our former subsidiaries that was sold in connection with our Plan of Reorganization. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy, we specifically rejected this asset purchase agreement. The plaintiffs are making claims for breach of contract and claims under the Employee Retirement Income Security Act and seek damages, declaratory relief, punitive damages and attorneys’ fees. At this time, we have not determined what, if any, liability we may have in this matter and intend to vigorously defend this action. We do not believe a loss related to this matter is probable, therefore no liability associated with this matter has been accrued. Currently, we are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
7. Income Taxes
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. We adopted the provisions of FIN 48 as of January 1, 2007.
     At December 31, 2006, we had a $4 million contingent tax liability relating to certain tax deductions taken in previous federal tax returns. Under FIN 48, we concluded that these deductions do not meet the more likely than not recognition threshold. As such, the deferred tax asset was derecognized and the related contingent tax liability was eliminated at the date of adoption. This had no net impact on the financial statements and there was not a cumulative effect impact on retained earnings. Our accounting policy is to recognize any accrued interest on unrecognized tax benefits as a component of interest expense and to reflect any penalties associated with unrecognized tax benefits as a component of income tax expense. Due to significant net operating losses incurred during the tax periods associated with our uncertain tax positions, no amount for penalties or interest has been recorded in the financial statements. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
     We and our subsidiary file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the state of Texas. We remain subject to federal examination for tax years ended December 31, 2002 through 2006. We and our subsidiary remain subject to examination by the State of Texas for tax years ended December 31, 2004 through 2006.
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended
	March 31,
	2007	2006
	(Dollars in Thousands)

Service cost	$152	$194
Interest cost	1,783	1,805
Expected return on plan assets	(2,025)	(1,750)

Net pension costs	$(90)	$249

     Other postretirement benefits costs consisted of the following components:

	Three months ended
	March 31,
	2007	2006

Service cost	$46	$53
Interest cost	364	388
Amortization of unrecognized costs	(342)	(288)

Net plan costs	$68	$153

9. New Accounting Standards
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115 and allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption SFAS No. 159 will have a material impact on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three- month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency in assets), and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in the method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Houston, Texas
May 4, 2007

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
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”), and we are BP Chemicals’ sole source of acetic acid production in the Americas. We sell our acetic acid to BP Chemicals pursuant to a long-term contract (the “Production Agreement”) that extends until 2016. The Production Agreement provides us with a portion of the profits derived from BP Chemicals’ sales of the acetic acid we produce and reimbursement of 100% of our fixed and variable costs of production. This Production Agreement has provided us with a steadily increasing source of income since the inception of this relationship in 1986 and, over the last three years, we have operated at over 100% of capacity and at utilization rates greater than the industry average. We believe we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility. Acetic acid production has two major raw materials requirements — methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the carbon monoxide we use in the production of acetic acid is supplied by Praxair Hydrogen Supply, Inc. (“Praxair”) from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City site.
     Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Approximately 30% to 40% of our styrene capacity is currently committed for sales in North America under long-standing customer relationships with the balance of our capacity available for sales on a spot basis. Recent market conditions have been such that we have sold 30% to 45% of styrene capacity into the global spot market. We had one customer contract, which represented a significant portion of our 2006 North American committed sales volumes, expire at the end of 2006 and that contract was not renewed. Another one of our customer contracts expires in 2007 and we do not expect that contract to be renewed. While we routinely seek to enter into new styrene sales contracts, we may not be successful in obtaining new contract customers. If we are unsuccessful, we may lower our styrene production levels or sell more of our styrene production in the spot markets, both domestic and export, which could materially adversely affect our business, financial condition, results of operations or cash flows. We may also explore mergers, acquisitions, joint ventures or other arrangements with other North American styrene producers that could improve the domestic balance of supply and demand for styrene and provide us with improved cash flows.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are produced exclusively for BASF Corporation (“BASF”) pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Under our agreement with BASF, BASF provides us with most of the required raw materials, markets the plasticizers we produce and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     We manufacture all of our petrochemicals products at our site in Texas City, Texas. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world and the third largest styrene facility in North America. Our Texas City site, which covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks, direct access to Union Pacific and Burlington Northern railways with in-motion rail scales on site, truck loading racks and weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and as a result have on-site access to a number of key raw material pipelines as well as close proximity to a number of the larger refinery complexes that provide some of our principal raw materials.
     We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn, are used in the production of a wide array of consumer goods and industrial products throughout the world. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins. Styrene is a commodity and exhibits wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The market for styrene roughly follows repetitive cycles, and general trends in the supply and demand balance may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. Operating problems at several domestic styrene producers have recently resulted in shortages of styrene in the domestic markets and higher styrene prices for prompt deliveries. Those shortages have allowed us to temporarily increase volumes of spot sales. However, supplies of benzene are also currently constrained, and benzene prices have increased significantly. As a result, it has been difficult for domestic styrene producers to realize meaningful margin improvements, even though the short-term domestic styrene market is considered balanced to tight. While the balance of supply and demand has improved in the domestic styrene markets in the short-term, domestic styrene markets remain fundamentally long. In addition, we expect styrene margins to remain depressed for the foreseeable future, primarily due to the expected capacity additions in Asia and the Middle East.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
  Revenues and Income (Loss) from continuing operations
     Our revenues were $197 million for the first quarter of 2007, a 44% increase from the $137 million in revenues we recorded for the first quarter of 2006. This improvement in revenues was primarily due to increased production and sales of styrene in the first quarter of 2007, compared to the first quarter of 2006 when our styrene unit was shut down for a maintenance turnaround due to fire damage which occurred during September 2005. We recorded income from continuing operations of $3 million for the first quarter of 2007, compared to a loss of $9 million which we recorded in the first quarter of 2006. The loss in the first quarter of 2006 was primarily a result of repair costs due to the damage caused by the fire in September 2005, along with the regularly scheduled maintenance.
     Revenues from acetic acid and plasticizers were $33 million for the first quarter of 2007, an 11% decrease from the $37 million in revenues we received from these operations during the first quarter of 2006. This decrease in revenues resulted from a 41% decrease in plasticizer revenues due to the shutdown of our oxo-alcohols manufacturing unit during the third quarter of 2006, somewhat offset by a 7% increase in acetic acid revenues.
     Revenues from our styrene operations were $163 million for the first quarter of 2007, an increase of 64% over the $100 million in revenues we received from these operations for the first quarter of 2006. This increase in revenues from our styrene operations was primarily due to the increased production and sales volumes of styrene in the first quarter of 2007, compared to the first quarter of 2006 when the unit was shut down for a maintenance turnaround due to fire damage as mentioned above. During the first quarter of 2007, the prices we paid for benzene, one of the primary raw materials required for styrene production, increased 24% from the prices we paid for benzene during the first quarter of 2006, and the prices we paid for ethylene, the other primary raw material required for styrene production, decreased 21% from the prices we paid for ethylene during the first quarter of 2006. The average price we paid for natural gas for the first quarter of 2007 decreased 11% compared to the average price we paid for natural gas during the first quarter of 2006.
  Selling, general and administrative expenses
     Our selling, general and administrative expenses for the first quarter of 2007 were $3.6 million compared to $0.7 million in the first quarter of 2006. This increase was due in large part to bad debt expense of $0.5 million recorded in the first quarter of 2007, compared to the credit of $0.5 million recorded to bad debt expense in the first quarter of 2006. We incurred $0.4 million in professional fees to explore potential new business opportunities in the first quarter of 2007.
  Interest and debt related expenses, net of interest income
     Our interest expense for the first quarter of 2007 was $3.4 million compared to the $2.4 million we recorded in the first quarter of 2006. This increase in the first quarter of 2007 was due to certain costs related to our debt refinancing discussed above and a reduction of interest income of $0.4 million due to lower average cash balances.

  Provision (benefit) for income taxes
     During the first quarter of 2007, we recorded net tax expense of zero for income taxes from continuing operations compared to a $5 million benefit for income taxes from continuing operations for the first quarter of 2006. This difference is due to the fact that we recorded a tax benefit for the pre-tax loss in the first quarter of 2006. However, in the fourth quarter of 2006, we concluded that a valuation allowance was needed to reduce our net deferred tax assets to zero. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2007 will be fully offset by a related change in the valuation allowance, resulting in an effective tax rate of zero. For the first quarter of 2007, this resulted in $1.2 million of tax expense from continuing operations being offset by a reduction of $1.2 million to our valuation allowance. The reduction in our valuation allowance brings our total valuation allowance to $29 million.
Liquidity and Capital Resources
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding 10% Secured Notes due 2007 (our “Secured Notes”) totaling $100.6 million (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Secured Notes, we and Sterling Chemicals Energy, Inc., our wholly-owned subsidiary, and the trustee entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Secured Notes and paid the accrued interest thereon, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Secured Notes for an aggregate amount equal to $44.1 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement (the “Purchase Agreement”) with respect to the sale of $150 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2015 (our “New Notes”) to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc. (“Sterling Energy”) is also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of the New Notes pursuant to the Purchase Agreement. In connection with this offering, we entered into an indenture (our “New Indenture”) dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. We have agreed to file an exchange offer registration statement to exchange our New Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we have agreed to use commercially reasonable efforts to (i) file a registration statement by September 25, 2007 to effectuate the exchange offer, (ii) cause the registration statement to become effective by December 24, 2007, and (iii) complete the exchange offer within 50 days of the effective date of the registration statement. If we cannot effect the exchange offer within the time periods above, we will be required to file a shelf registration statement for the resale of the New Notes, as well as in certain other circumstances. The interest rate on our New Notes will increase if we do not comply with our obligations under the registration rights agreement.
     Our New Indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, but does not require us to satisfy any financial maintenance tests or maintain any financial ratios. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our New Indenture or the holders of at least 25% in principal amount of outstanding New Notes may declare the New Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our New Notes, subject to the terms of an intercreditor agreement dated March 29, 2007 among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc.
     We will pay interest on our New Notes on April 1 and October 1 of each year, beginning October 1, 2007. Our New Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our New Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     Approximately $44 million of the proceeds from the sale of our New Notes was deposited with the trustee under the indenture for our Secured Notes and, on April 27, 2007, used to redeem the $42.6 million balance of the Secured Notes that was not tendered, plus accrued interest. The escrowed amount is classified as restricted cash in our condensed consolidated balance sheet as of March 31, 2007, with the corresponding balance of remaining Secured Notes classified as current portion of long-term debt.

     On December 19, 2002, we established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”), which provided up to $100 million in revolving credit loans, subject to borrowing base limitations. Our revolving credit facility had an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of March 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. As of March 31, 2007, there were no loans outstanding under our revolving credit facility, and we had $3 million in letters of credit outstanding. The average interest rate for borrowings under our revolving credit facility for the first quarter of 2007 was 9.00%. All borrowings under our revolving credit facility for the first quarter of 2007 were prior to the amendment and restatement of our revolving credit facility.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder.
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Credit Agreement) was $116 million at March 31, 2007, an increase of $26 million compared to our liquidity at December 31, 2006. This increase was primarily due to an increase in cash from the net proceeds of our refinancing discussed above. We believe that our cash on hand, together with credit available under our Credit Agreement, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. We continue to pursue our strategy of growing our business. We are currently exploring opportunities involving renewable fuels projects which may require additional capital requirements beyond our contribution of certain of our assets and management expertise. We are currently evaluating these projects and their required capital investment.
Working Capital
     Our working capital was $132 million on March 31, 2007, an increase of $42 million from our working capital of $90 million on December 31, 2006. This increase in working capital resulted primarily from an increase in our cash balances due to the refinancing discussed above.
Cash Flow
     Net cash provided by our operations was $9 million for the first quarter of 2007, compared to the $18 million in net cash used by our operations during the first quarter of 2006. This increase in net cash flow in the first quarter of 2007 was primarily due to our improved net earnings. Net cash flow used in our investing activities was $46 million during the first quarter of 2007 primarily due to our restricted cash balance as discussed above, whereas we used $6 million of net cash flow in our investing activities during the first quarter of 2006 for capital expenditures. Cash flows from financing activities were $85 million in the first quarter of 2007 due to our debt refinancing discussed above. During the second quarter of 2007, our restricted cash balance was used to repurchase the remaining Secured Notes plus accrued interest.
Capital Expenditures
     Our capital expenditures were $2 million during the first quarter of 2007 and $6 million during the first quarter of 2006. We expect our capital expenditures for the remainder of 2007 to be approximately $9 million, primarily for routine safety, environmental and replacement capital.
Recent Developments
     On May 1, 2007, we entered into a new collective bargaining agreement with the Texas City Texas, Texas Metal Trades Council, AFL-CIO (the “Union”). The Union represents 105 of our hourly employees who work at our Texas City, Texas facility. The new collective bargaining agreement is effective through May 1, 2012. Under the new collective bargaining agreement, we and the Union agreed to the scope of work of the employees, hours of work, increases in wages, benefits, vacation time, sick leave and other customary terms. The new collective bargaining agreement also specifies grievance procedures should any disputes arise between us and any of our represented employees.
     On May 1, 2007, Paul G Vanderhoven, Senior Vice President — Finance and Chief Financial Officer, announced his retirement from Sterling, effective as of such date. On May 4, 2007, John R. Beaver, a Vice President and our Corporate Controller, was named as Mr. Vanderhoven’s successor and was appointed Senior Vice President — Finance and Chief Financial Officer.
Contractual Cash Obligations
     As of March 31, 2007, the increase in our long-term debt, and the subsequent change in maturity date, is the only significant change to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Policies, Use of Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Other than the issuance of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” which was previously discussed, there have been no material changes or developments in our evaluation of the accounting estimates or the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
New Accounting Standards
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115 and allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption SFAS No. 159 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our New Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. We believe the fair value of our New Notes is $150 million as there was no market activity after issuance of the New Notes prior to March 31, 2007.
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

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no change was identified in our internal controls over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 5. Amendment of Bylaws
     On May 4, 2007, our Board of Directors amended and restated our Bylaws to provide for the ability to have uncertificated shares of our capital stock.
     The following is a summary of the changes effected by the adoption of these amendments to our Bylaws.
•	Section 7.01 has been revised to provide that our Board of Directors may by resolution provide that any or all classes or series of our capital stock may be represented by uncertificated shares. The provision specifies, however, that any such resolution will not apply to any shares that are currently represented by certificates until those certificates are surrendered.

•	Section 7.03 has been revised to provide that we will mail to the holders of any uncertificated shares of our capital stock a written copy of any restrictive legends applicable to their uncertificated shares of stock.

•	Sections 7.05, 7.07 and 7.09 of our Bylaws have been revised to provide procedures for the transfer of uncertificated shares of our capital stock.
This summary description of provisions of our amended and restated Bylaws is qualified in its entirety by reference to Exhibit 3.3 hereto.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit Number		Description of Exhibit

2.1	-	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	-	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	-	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	-	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).
3.2	-	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
**3.3	-	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy).
**4.1	-	Supplemental Indenture dated March 15, 2007 to the Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., Sterling Chemicals Energy, Inc. and U. S. Bank National Association, successor to National City Bank, as Trustee (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 16, 2007.
**4.2	-	Indenture dated March 29, 2007 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and U. S. Bank National Association, as Trustee and Collateral Agent, governing the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc.

**4.3	-	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary
**4.4	-	Security Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, U.S. Bank National Association, as Collateral Agent, and U.S. Bank National Association, as Indenture Trustee for the benefit of the holders the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc.
**4.5	-	Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties.
**4.6	-	Registration Rights Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc., as the Company, Sterling Chemicals Energy, Inc., as Guarantor, and Jefferies & Company, Inc. and CIBC World Markets Corp., as the Initial Purchasers of the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc.
**10.1	-	Amended and Restated Revolving Credit Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent.
**10.2	-	Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors in favor of the CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties.
**10.3	-	Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties.
**10.4	-	Intercreditor Agreement dated as of March 29, 2007 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, The CIT Group/Business Credit, Inc., as First Lien Collateral Agent, and U. S. Bank National Association, as Second Lien Collateral Agent
**10.5	-	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012.
**10.6	-	Tenth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.
**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	-	Section 1350 Certification of the Chief Executive Officer
**32.2	-	Section 1350 Certification of the Chief Financial Officer
** Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: May 7, 2007	By:	/s/ RICHARD K. CRUMP
Richard K. Crump
President and Chief Executive Officer

Date: May 7, 2007	By:	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

2.1	-	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).
2.2	-	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated October 14, 2002 (incorporated by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).
2.3	-	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et al., dated November 18, 2002 (incorporated by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).
3.1	-	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005).
3.2	-	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
**3.3	-	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy).
**4.1	-	Supplemental Indenture dated March 15, 2007 to the Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., Sterling Chemicals Energy, Inc. and U. S. Bank National Association, successor to National City Bank, as Trustee (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 16, 2007.
**4.2	-	Indenture dated March 29, 2007 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and U. S. Bank National Association, as Trustee and Collateral Agent, governing the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc.
**4.3	-	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary
**4.4	-	Security Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, U.S. Bank National Association, as Collateral Agent, and U.S. Bank National Association, as Indenture Trustee for the benefit of the holders the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc.
**4.5	-	Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties.
**4.6	-	Registration Rights Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc., as the Company, Sterling Chemicals Energy, Inc., as Guarantor, and Jefferies & Company, Inc. and CIBC World Markets Corp., as the Initial Purchasers of the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc.
**10.1	-	Amended and Restated Revolving Credit Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent.
**10.2	-	Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors in favor of the CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties.
**10.3	-	Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties.

**10.4	-	Intercreditor Agreement dated as of March 29, 2007 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, The CIT Group/Business Credit, Inc., as First Lien Collateral Agent, and U. S. Bank National Association, as Second Lien Collateral Agent
**10.5	-	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012.
**10.6	-	Tenth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan.
**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	-	Section 1350 Certification of the Chief Executive Officer
**32.2	-	Section 1350 Certification of the Chief Financial Officer
** Filed or furnished herewith