Form 10-Q
period 2007-06-30
STERLING CHEMICALS INC
filed 2007-08-14
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     As of July 31, 2007, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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

ii

STERLING CHEMICALS, INC.
INDEX

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in Thousands, Except Share Data)
Revenues	$253,484	$150,385	$450,604	$287,056
Cost of goods sold	244,005	144,903	430,961	293,426

Gross profit (loss)	9,479	5,482	19,643	(6,370)

Selling, general and administrative expenses	3,838	3,101	7,395	3,780
Other (income) expense	839	(3,337)	839	(3,724)
Interest and debt related expenses, net of interest income	4,361	2,515	7,745	4,903

Income (loss) from continuing operations before income tax	441	3,203	3,664	(11,329)

Provision (benefit) for income taxes	—	1,066	—	(4,332)

Income (loss) from continuing operations	$441	$2,137	$3,664	$(6,997)
Loss from discontinued operations (net of tax benefit of zero, $364, zero and $1,085, respectively)	887	496	1,441	1,751

Net income (loss)	$(446)	$1,641	$2,223	$(8,748)

Preferred stock dividends	2,351	2,009	4,611	3,941

Net loss attributable to common stockholders	$(2,797)	$(368)	$(2,388)	$(12,689)

Income (loss) per share of common stock, basic and diluted:
Income (loss) from continuing operations	$(0.68)	$0.05	$0.33	$(3.87)
Loss from discontinued operations, net of tax	(0.31)	(0.18)	(0.51)	(0.62)

Earnings per share, basic and diluted	$(0.99)	$(0.13)	$(0.84)	$(4.49)

Weighted average shares outstanding:
Basic and diluted :	2,828,460	2,828,460	2,828,460	2,828,463
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
ASSETS

Current assets:
Cash and cash equivalents	$57,142	$20,690
Accounts receivable, net of allowance of $2,118 and $1,987, respectively	92,667	63,289
Inventories, net	41,401	62,078
Prepaid expenses	1,186	3,215
Deferred tax asset	3,044	3,044
Assets of discontinued operations	—	20

Total current assets	195,440	152,336

Property, plant and equipment, net	82,883	83,833
Other assets, net	16,635	9,654

Total assets	$294,958	$245,823

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$43,851	$39,123
Accrued liabilities	21,831	22,872
Current portion of long-term debt	—	—
Liabilities of discontinued operations	217	217

Total current liabilities	65,899	62,212

Long-term debt	150,000	100,579
Deferred tax liability	3,044	—
Deferred credits and other liabilities	37,250	49,291
Redeemable preferred stock	61,118	56,507
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	179,909	184,500
Accumulated deficit	(211,391)	(213,614)
Accumulated other comprehensive income	9,101	6,320

Total stockholders’ deficiency in assets	(22,353)	(22,766)

Total liabilities and stockholders’ deficiency in assets	$294,958	$245,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$2,223	$(8,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,490	16,255
Interest amortization	375	200
Lower-of-cost-or-market adjustment	1,318	—
Loss on investment	839	—
Gain on disposal of property, plant and equipment	(182)	—
Deferred tax benefit	—	(5,477)
Other	20	115
Change in assets/liabilities:
Accounts receivable	(29,358)	4,454
Inventories	19,359	(10,051)
Prepaid expenses	2,029	1,882
Other assets	1,976	(1,512)
Accounts payable	5,243	(14,432)
Accrued liabilities	(1,041)	(6,597)
Other liabilities	(9,260)	(4,778)

Net cash used in operating activities	(969)	(28,689)

Cash flows used in investing activities:
Capital expenditures	(4,350)	(8,093)
Proceeds from the sale of assets	182	—
Cash used for methanol dismantling	—	(94)

Net cash used in investing activities	(4,168)	(8,187)

Cash flows from financing activities:
Repayment of tendered Old Secured Notes	(100,579)	—
Proceeds from the issuance of New Secured Notes	150,000	—
Debt issuance costs	(7,832)	—

Net cash provided by financing activities	41,589	—

Net increase (decrease) in cash	36,452	(36,876)
Cash and cash equivalents — beginning of year	20,690	42,197

Cash and cash equivalents — end of period	$57,142	$5,321

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$4,001	$5,204
Cash paid for income taxes	299	60
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
     Stock based compensation expense was immaterial for all periods presented.
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid (“DSIDA”) production. These production units had been shut down since February 2005. We are currently in the process of dismantling our acrylonitrile facilities, which we expect to complete in 2007. The sodium cyanide and DSIDA facilities were dismantled in the second quarter of 2007. The remaining acrylonitrile dismantling costs, which are being expensed as incurred, are expected to total approximately $1 million. Our decision to exit these businesses was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$—	$20

Liabilities of discontinued operations:
Accrued liabilities	217	217
     Revenue and pre-tax losses from discontinued operations for the three and six-month periods ended June 30, 2007 and 2006 are presented below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Revenues	$—	$154	$—	$1,005
Loss before income taxes	887	860	1,441	2,836

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Current severance obligations are detailed below (in thousands):

	Accrued as of	Additional		Accrued as of
	December 31, 2006	accruals	Cash payments	June 30, 2007
Severance accrual	$217	$—	$—	$217
4. Inventories

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Inventories:
Finished products	$15,339	$38,485
Raw materials	21,953	17,841

Inventories at lower-of-cost-or-market	37,292	56,326
Inventories under exchange agreements	43	1,818
Stores and supplies, net	4,066	3,934

	$41,401	$62,078

5. Long-Term Debt
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding 10% Senior Secured Notes due 2007 (our “Old Secured Notes”) totaling $100.6 million (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Old Secured Notes, we and Sterling Chemicals Energy, Inc., our wholly-owned subsidiary, and the trustee for our Old Secured Notes entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Old Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Old Secured Notes and paid the accrued interest thereon, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Old Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Old Secured Notes for an aggregate amount equal to $44 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement (the “Purchase Agreement”) with respect to the sale of $150 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2015 (our “New Secured Notes”) to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc. (“Sterling Energy”) is also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of our New Secured Notes pursuant to the Purchase Agreement. In connection with this offering, we entered into an indenture (our “New Indenture”) dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. We have agreed to file an exchange offer registration statement to exchange our New Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we have agreed to use commercially reasonable efforts to (i) file a registration statement by September 25, 2007 to effectuate the exchange offer, (ii) cause the registration statement to become effective by December 24, 2007 and (iii) complete the exchange offer within 50 days of the effective date of the registration statement. If we cannot effect the exchange offer within the time periods above, we will be required to file a shelf registration statement for the resale of the New Secured Notes, as well as in certain other circumstances. If we do not comply with our obligations under the registration rights agreement, the interest rate on our New Secured Notes will increase 0.25% per annum for the first 90 days after such failure and increase by an additional 0.25% per annum at the beginning of each subsequent 90-day period if such failure continues, subject to a maximum increase of 1.0% per annum.
     Our New Indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, but does not require us to satisfy any financial maintenance tests or maintain any financial ratios. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our New Indenture or the holders of at least 25% in principal

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
amount of outstanding New Secured Notes may declare our New Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our New Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007 among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc.
     We will pay interest on our New Secured Notes on April 1 and October 1 of each year, beginning October 1, 2007. Our New Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our New Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     Approximately $44.1 million of the proceeds from the sale of our New Secured Notes was deposited with the trustee under the indenture for our Old Secured Notes and, on April 27, 2007, was used to redeem $42.6 million in outstanding principal amount of our Old Secured Notes that were not tendered pursuant to our tender offer, plus accrued interest.
     On December 19, 2002, we established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”), which provided up to $100 million in revolving credit loans, subject to borrowing base limitations. Our revolving credit facility had an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of June 30, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. As of June 30, 2007, there were no loans outstanding under our revolving credit facility, and we had $9 million in letters of credit outstanding, resulting in borrowing availability of $41 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as current portion of long-term debt.
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
6. Commitments and Contingencies
Product Contracts:
     We have two long-term agreements that respectively provide for the dedication of 100% of our production of acetic acid and plasticizers to separate single customers. We also have various sales and conversion agreements, which dedicate a portion of our production of styrene to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.
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
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in an area that the Environmental Protection Agency (“EPA”) has classified as not having attained the ambient air quality standards for ozone, which is controlled by direct regulation of volatile organic compounds and nitrogen oxide (“NOx”) emissions. Our Texas City facility is also subject to the federal government’s June 1997 National Ambient Air Quality Standards, which lower the ozone and particulate matter concentration thresholds for attainment. The Texas Commission for Environmental Quality (“TCEQ”) has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities may also impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future NOx, volatile organic compounds and particulate matter emissions control costs, the amount and full impact of which cannot be determined at this time.
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1-hour” ozone standard of the Clean Air Act. The EPA approved this “1-hour” SIP, which calls for reduction of emissions of NOx at our Texas City facility by approximately 80% by the end of 2007. The current “1-hour” SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene. Our cost of compliance with the “1-hour” SIP at our Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital expenditures needed to be made by S&L Cogeneration Company. To date we have spent $10 million in capital on NOx reductions and HRVOC monitoring, with essentially all of the capital spent prior to 2007. In April 2004, the Houston-Galveston region was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010 for “moderate” areas. However, on June 15, 2007, the Governor of the State of Texas requested that the EPA reclassify this region as a “severe” non-attainment area, which would require compliance with the 8-hour standard by June 15, 2019. The EPA is expected to grant this request in the next few months. On May 23, 2007 the TCEQ formally adopted revisions to the SIP designed to achieve compliance with the “8-hour” ozone standard. This “8-hour SIP” will be submitted to the EPA for approval in the near future. The current proposed “8-hour SIP” calls for relatively modest additional controls which we believe would require very little expense on our part. However, the proposed package may not receive EPA approval in its current form, in which case additional controls or monitoring could be added before the rule becomes finalized. Based on these developments, it is difficult to predict our final cost of compliance under the “8-hour” SIP, but we estimate that the additional cost of compliance will range from zero to $16 million in capital expenditures and allowance purchases, depending on the terms of the final “8-hour” SIP.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us, and six other defendants. Since that time, the plaintiffs have brought in two additional defendants. At this time, we are in the process of bringing in Mr. McCarthy’s employer as a third-party defendant. The plaintiffs are seeking alleged damages in excess of $18 million related to compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas”. Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until recently, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has now taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas is now being used in our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006 and 2007, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The arbitration hearing was scheduled for August 6, 2007. However, the parties have abated the arbitration proceedings while they attempt to reach a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the accrued disputed credit, and has continued and will continue to pay 50% of the disputed amount each month during the period of negotiation. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, either party may reinstate the arbitration process at any time after August 1, 2007. If the arbitration is reinstated and an award is made, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the settlement negotiations over the blend gas calculation, we are discussing an extension of the term of the acetic acid production agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs seek to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are making claims that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act, and seek damages, declaratory relief, punitive damages and attorneys’ fees. At this time, we have not determined what, if any, liability we may have in this matter and intend to vigorously defend this action. We moved to dismiss the plaintiffs’ claims in their entirety on July 6, 2007 and that motion is pending before the court. We do not believe a loss related to this matter is probable, therefore no liability associated with this matter has been accrued. Currently, we are unable to determine the possible range of loss related to this matter, if any.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
7. Income Taxes
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No.109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. We adopted the provisions of FIN 48 as of January 1, 2007 and as of June 30, 2007 there were no changes to our uncertain tax positions.
     At December 31, 2006, we had a $4 million contingent tax liability relating to certain tax deductions taken in previous tax returns. Under FIN 48, we concluded that these deductions do not meet the more likely than not recognition threshold. As such, the deferred tax asset was derecognized and the related contingent tax liability was eliminated at the date of adoption. This had no net impact on the financial statements and there was not a cumulative effect impact on retained earnings. Our accounting policy is to recognize any accrued interest on unrecognized tax benefits as a component of interest expense and to reflect any penalties associated with unrecognized tax benefits as a component of income tax expense. Due to significant net operating losses incurred during the tax periods associated with our uncertain tax positions, no amount for penalties or interest has been recorded in the financial statements. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.
     We and our subsidiary file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the State of Texas. We remain subject to federal examination for tax years ended December 31, 2002 through 2006. We and our subsidiary remain subject to examination by the State of Texas for tax years ended December 31, 2004 through 2006.
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Service cost	$153	$131	$305	$325
Interest cost	1,782	1,810	3,565	3,615
Expected return on plan assets	(2,025)	(1,750)	(4,050)	(3,500)
Curtailment gain	(100)	—	(100)	—

Net pension costs (benefit)	$(190)	$191	$(280)	$440

     Other postretirement benefits costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Service cost	$19	$41	$65	$94
Interest cost	329	387	693	775
Amortization of unrecognized costs	(375)	(288)	(717)	(576)

Net plan costs (benefit)	$(27)	$140	$41	$293

     Effective July 1, 2007, we froze all accruals under our defined benefit pension plan for our hourly employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result, we recorded a pre-tax curtailment gain of $0.1 million in the second quarter of 2007.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
9. New Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement. SFAS No. 157 is effective for interim and annual reporting periods beginning after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption SFAS No. 159 will have a material impact on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiary (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006, and of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
August 13, 2007

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
     Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. During the first half of 2007, approximately 30% of our styrene capacity was committed for sales in North America under long-standing customer relationships with the balance of our capacity available for sales on a spot basis. During the second quarter of 2007, we sold 40% to 50% of our styrene capacity into the global spot market. While we routinely seek to enter into new styrene sales contracts, we may not be successful in obtaining new contract customers. If we are unsuccessful, we may lower our styrene production levels or sell more of our styrene production in the spot markets, both domestic and export, which could materially adversely affect our business, financial condition, results of operations or cash flows. We may also explore mergers, acquisitions, joint ventures or other arrangements with other North American styrene producers that could improve the domestic balance of supply and demand for styrene and provide us with improved cash flows.
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
     We manufacture all of our petrochemicals products at our site in Texas City, Texas. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world and the fourth largest styrene facility in North America. Our Texas City site, which covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks, direct access to Union Pacific and Burlington Northern railways with in-motion rail scales on site, truck loading racks and weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and as a result have on-site access to a number of key raw material pipelines, as well as close proximity to a number of large refinery complexes that provide some of our principal raw materials.
     We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn, are used in the production of a wide array of consumer goods and industrial products throughout the world. The North

American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins. Styrene is a commodity and exhibits wide swings in prices and profit margins based upon current and anticipated levels of supply and demand. Although exceptions occasionally occur, as a general rule, if styrene profit margins are favorable, our overall financial performance is good, but our overall financial performance suffers when styrene margins are unfavorable. The market for styrene roughly follows repetitive cycles, and general trends in the supply and demand balance may be observed over time. However, it is difficult, if not impossible, to definitively predict when market conditions will be favorable or unfavorable. During the second quarter of 2007, operating problems at several domestic styrene producers resulted in shortages of styrene in the domestic markets and higher styrene prices for prompt deliveries. Those shortages allowed us to temporarily increase volumes of spot sales. However, benzene prices also increased significantly. As a result, it has been difficult for domestic styrene producers to realize meaningful margin improvements, even though the short-term domestic styrene market is considered balanced to tight. While the balance of supply and demand has improved in the domestic styrene markets in the short-term, domestic styrene markets remain fundamentally long. In addition, we expect styrene margins to remain depressed for the foreseeable future, primarily due to the expected capacity additions in Asia and the Middle East.
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenues and income from continuing operations
     Our revenues were $253.5 million for the second quarter of 2007, a 69% increase from the $150.4 million in revenues we recorded for the second quarter of 2006. This increase in revenues was primarily due to increased styrene sales volumes and sales prices in the second quarter of 2007, compared to the second quarter of 2006. We had income from continuing operations of $0.4 million for the second quarter of 2007, compared to income of $2.1 million in the second quarter of 2006.
     Revenues from acetic acid and plasticizers were approximately $35 million for both the second quarter of 2007 and the second quarter of 2006. Acetic acid revenues increased 24% compared to the second quarter of 2006, offset by a 44% decrease in plasticizers revenues. The increase in acetic acid revenues in 2007 was due to increased sales volumes and improved profit sharing amounts. The decrease in plasticizers revenues was primarily due to the permanent shut down of the oxo alcohols unit in the second half of 2006.
     Revenues from our styrene operations were $218.3 million for the second quarter of 2007, an increase of 89% over the $115.3 million in revenues we received from these operations for the second quarter of 2006. This increase in revenues from our styrene operations was primarily due to the increased styrene sales volumes and sales prices in the second quarter of 2007, compared to the second quarter of 2006. During the second quarter of 2007, the prices we paid for benzene, one of the primary raw materials required for styrene production, increased 28% from the prices we paid for benzene during the second quarter of 2006, and the prices we paid for ethylene, the other primary raw material required for styrene production, decreased 9% from the prices we paid for ethylene during the second quarter of 2006. The average price we paid for natural gas for the second quarter of 2007 increased 23% compared to the average price we paid for natural gas during the second quarter of 2006.
Selling, general and administrative expenses
     Our selling, general and administrative expenses were $3.8 million for the second quarter of 2007 compared to $3.1 million for the second quarter of 2006. This increase in 2007 was due in large part to our recording bad debt expense of $0.6 million in connection with the blend gas dispute with BP Chemicals and our incurring $0.2 million in professional fees in connection with our pursuit of potential new business opportunities.
Other Income (expense)
     We recorded $0.8 million in other expense for the second quarter of 2007 and recorded $3.3 million in other income for the second quarter of 2006. The other expense recorded for the second quarter 2007 resulted from a write-down of one of our investments to its fair value. The other income recorded for the second quarter of 2006 primarily consisted of payments received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
Interest and debt related expenses, net of interest income
     Our interest expense for the second quarter of 2007 was $4.4 million and was $2.5 million for the second quarter of 2006. This increase in the second quarter of 2007 was primarily due to our increased interest expense associated with higher debt levels after our debt refinancing that occurred in the first quarter of 2007, partially offset by an increase in interest income due to higher average cash balances.
Provision (benefit) for income taxes
     During the second quarter of 2007, we recorded net tax expense of zero for income taxes from continuing operations, compared to a $1 million provision for income taxes from continuing operations for the second quarter of 2006. This difference is due to us recording a tax provision for the pre-tax income in the second quarter of 2006. In the fourth quarter of 2006, we concluded that a valuation allowance was needed against our federal deferred tax assets. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2007 will be fully offset by a related change in the valuation allowance, resulting in an effective tax rate of zero. For the second quarter of 2007, $0.2 million of tax benefit from continuing operations was offset by an increase of $0.2 million to our valuation allowance resulting in a net deferred tax asset of zero at June 30, 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenues and income (loss) from continuing operations
     Our revenues were $450.6 million for the six-month period ended June 30, 2007; an increase of 57% over the $287.1 million in revenues we received during the six-month period ended June 30, 2006. This increase in revenues resulted primarily from an increase in styrene sales volumes, largely attributable to the shut down of our styrene unit in the first quarter of 2006 to repair the damage caused by the September 2005 fire, as well as lower volumes of export sales of styrene during the second quarter of 2006 due to disadvantageous market conditions in Asia for Gulf Coast producers. We had net income from continuing operations of $3.7 million for the six-month period ended June 30, 2007, compared to a net loss of $7.0 million during the six-month period ended June 30, 2006. This improvement in operating results over the 2006 period was primarily due to the factors discussed above, together with a reduction in depreciation expense for the six-month period ended June 30, 2007 due to the impairment of our styrene assets we recorded in the fourth quarter of 2006.
     Revenues from acetic acid and plasticizers were $68.4 million for the six-month period ended June 30, 2007 and $72.0 million for the six-month period ended June 30, 2006. This decrease in revenues was due to a 43% decrease in plasticizer revenues offset by a 15% increase in acetic acid revenues. The increase in acetic acid revenues in 2007 was due to increased sales volumes and improved profit sharing amounts. The decrease in plasticizers revenues was primarily due to the permanent shut down of the oxo alcohols unit in the second half of 2006.
     Revenues from our styrene operations were $381.7 million for the six-month period ended June 30, 2007; an increase of 77% over the $215.1 million in revenues we received from these operations for the six-month period ended June 30, 2006. This increase in revenues from our styrene sales volumes, largely attributable to the shut down of our styrene unit in the first quarter of 2006 to repair the damage caused by the September 2005 fire, as well as lower volumes of export sales of styrene during the second quarter of 2006 due to disadvantageous market conditions in Asia for Gulf Coast producers. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. As our styrene production facility was already shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire discussed above, we decided to perform our normal recurring styrene turnaround earlier than planned. We expense the costs of turnarounds as the associated expenses are incurred. As expenses for turnarounds, especially for our styrene unit, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2006, we incurred approximately $9 million of expenses associated with this turnaround of our styrene unit. During the first two quarters of 2007, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 26% and decreased 16%, respectively, from the prices we paid for these products in the first two quarters of 2006. The average price we paid for natural gas for the first two quarters of 2007 increased 8% from the average price we paid for natural gas during the first two quarters of 2006.
Other income (expense)
     We recorded $0.8 million in other expense for the six-month period ended June 30, 2007 compared to the $3.7 million in other income we recorded for the six-month period ended June 30, 2006. The other expense recorded for the 2007 period resulted from a write-down of one of our investments to its fair value. The other income recorded for the 2006 period primarily consisted of payments received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
Selling, general and administrative expenses
     Our selling, general and administrative expenses were $7.4 million for the six-month period ended June 30, 2007 and were $3.8 million for the six-month period ended June 30, 2006. This increase in 2007 was due in large part to our recording bad debt expense of $1.6 million in connection with the blend gas dispute with BP Chemicals and our incurring $0.8 million in professional fees in connection with our pursuit of potential new business opportunities. Additionally, bonus accruals were $0.3 million higher in 2007 compared to the amount accrued for the first six months of 2006 and a severance payout of $0.4 million was made in May 2007.
Interest and debt related expenses, net of interest income
     Our interest expense was $7.7 million for the first six months of 2007 and $4.9 million for the first six months of 2006. This increase in 2007 was associated with higher debt levels after our debt refinancing that occurred in the first quarter of 2007, offset by an increase in interest income due to higher average cash balances.
Provision (benefit) for income taxes
     During the six-month period ended June 30, 2007, we recorded net tax expense of zero from continuing operations, compared to the $4.3 million benefit for income taxes from continuing operations we recorded for the six-month period ended June 30, 2006. This difference is primarily due to us recording a tax benefit for the pre-tax loss in 2006. In the fourth quarter of 2006, we concluded that a valuation allowance was needed against our federal deferred tax assets. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2007 will be fully offset by a related change in the valuation allowance, resulting in an effective tax rate of zero. For the six-month period ended June 30, 2007, this resulted in $1.0 million of tax expense from continuing operations being offset by a reduction of $1.0 million to our valuation allowance.
Liquidity and Capital Resources
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding 10% Senior Secured Notes due 2007 (our “Old Secured Notes”) totaling $100.6 million (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Old Secured Notes, we and Sterling Chemicals Energy, Inc., our wholly-owned subsidiary, and the trustee for our Old Secured Notes entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Old Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Old Secured Notes and paid the accrued interest thereon, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Old Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Old Secured Notes for an aggregate amount equal to $44.1 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement (the “Purchase Agreement”) with respect to the sale of $150 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2015 (our “New Secured Notes”) to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc. (“Sterling Energy”) is also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of our New Secured Notes pursuant to the Purchase Agreement. In connection with this offering, we entered into an indenture (our “New Indenture”) dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. We have agreed to file an exchange offer registration statement to exchange our New Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we have agreed to use commercially reasonable efforts to (i) file a registration statement by September 25, 2007 to effectuate the exchange offer, (ii) cause the registration statement to become effective by December 24, 2007 and (iii) complete the exchange offer within 50 days of the effective date of the registration statement. If we cannot effect the exchange offer within the time periods above, we will be required to file a shelf registration statement for the resale of our New Secured Notes, as well as in certain other circumstances. If we do not comply with our obligations under the registration rights agreement, the interest rate on our New Secured Notes will increase 0.25% per annum for the first 90 days after such failure and increase by an additional 0.25% per annum at the beginning of each subsequent 90-day period if such failure continues, subject to a maximum increase of 1.0% per annum.
     Our New Indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, but does not require us to satisfy any financial maintenance tests or maintain any financial ratios. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our New Indenture or the holders of at least 25% in principal amount of outstanding New Secured Notes may declare our New Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our New Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007 among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc.
     We will pay interest on our New Secured Notes on April 1 and October 1 of each year, beginning October 1, 2007. Our New Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our New Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     Approximately $44 million of the proceeds from the sale of our New Secured Notes was deposited with the trustee under the indenture for our Old Secured Notes and, on April 27, 2007, was used to redeem $42.6 million in outstanding principal amount of our Old Secured Notes that were not tendered pursuant to our tender offer, plus accrued interest.
     On December 19, 2002, we established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”), which provided up to $100 million in revolving credit loans, subject to borrowing base limitations. Our revolving credit facility had an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of June 30, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. As of June 30, 2007, there were no loans outstanding under our revolving credit facility, and we had $9 million in letters of credit outstanding, resulting in borrowing availability of $41 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as current portion of long-term debt.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our Credit Agreement) was $98 million at June 30, 2007, an increase of $8 million compared to our liquidity at December 31, 2006. This increase was primarily due to an increase in cash from the net proceeds of our refinancing, partially offset by a reduction in our revolving credit facility’s maximum commitment level, discussed above. We believe that our cash on hand, together with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. We continue to pursue our strategy of growing our business. We are currently exploring opportunities involving renewable fuels projects which may require additional capital requirements beyond our contribution of certain of our assets and management expertise. We are currently evaluating these projects and their required capital investment.
Working Capital
     Our working capital was $130 million on June 30, 2007, an increase of $40 million from our working capital of $90 million on December 31, 2006. This increase in working capital resulted primarily from an increase in our cash balances due to the refinancing discussed above.
Cash Flow
     Net cash used in our operations was $1 million for the first six months of 2007, compared to the $29 million in net cash used by our operations during the first six months of 2006. This change in net cash flow in the first six months of 2007 was primarily due to a reduction in working capital requirements during the first six months of 2007 compared to the first six months of 2006 and improved net earnings. Net cash flow used in our investing activities was $4 million during the first six months of 2007, compared to the $8 million of net cash flow used in our investing activities during the first six months of 2006. This reduction in 2007 was primarily due to lower capital expenditures. Cash flow provided by financing activities was $42 million in the first six months of 2007 due to our debt refinancing discussed above.
Capital Expenditures
     Our capital expenditures were $4 million during the first six months of 2007 and $8 million during the first six months of 2006. We expect our capital expenditures for the remainder of 2007 to be approximately $6 million, primarily for routine safety, environmental and replacement capital.
Contractual Cash Obligations
     As of June 30, 2007, the increase in our long-term debt from $101 million to $150 million, and the subsequent change in maturity date from December 2007 to March 2015, are the only significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Critical Accounting Policies, Use of Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Other than the adoption of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” discussed in Note 7, there have been no material changes or developments in our evaluation of the accounting estimates or the underlying assumptions or methodologies that we believe to be Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

New Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurement. SFAS No. 157 is effective for interim and annual reporting periods beginning after November 15, 2007. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159, which amends SFAS No. 115, allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption SFAS No. 159 will have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. There were no borrowings under our revolving credit facility during the second quarter of 2007. Our New Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. The fair value of our New Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of June 30, 2007, the fair value of our New Secured Notes was approximately $155 million.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, each of our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no changes were identified in our internal controls over financial reporting that occurred during the first six months of 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on May 22, 2007. At the Annual Meeting:
•	seven of our incumbent directors were re-elected; and

•	the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007 was ratified and approved.
     Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Series A Convertible Preferred Stock (our “Preferred Stock”), the holders of our Preferred Stock, voting separately as a class, are entitled to elect a percentage of our directors determined by the aggregate amount of shares of our Preferred Stock and our common stock beneficially owned by Resurgence Asset Management, L.L.C. and certain permitted transferees. Currently, the holders of our Preferred Stock are entitled to elect a majority of our directors. All of our other directors are elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. At the Annual Meeting, four of our directors were elected by the holders of our Preferred Stock and three of our directors were elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. The voting results for the re-election of our seven incumbent directors are set forth below:
     Directors elected by the holders of our Preferred Stock:

Director	For	Withheld
Byron J. Haney	4,082,960	0
Philip M. Sivin	4,082,960	0
Karl W. Schwarzfeld	4,082,960	0
Steven L. Gidumal	4,082,960	0
     Directors elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class:

Director	For	Withheld
Richard K. Crump	6,219,042	644,349
John W. Gildea	6,653,761	209,630
Dr. Peter Ting Kai Wu	6,653,756	209,635
     Our shares of Preferred Stock and our shares of common stock voted together as a single class on the ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. The voting results for the ratification and approval of the appointment of Deloitte & Touche LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007 are set forth below:

For	Against	Abstain
6,860,338	3,009	44
     There were no broker non-votes on any matter voted on at the Annual Meeting.

Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

3.1	-	Restated Bylaws of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.1	-	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.2	-	Tenth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	-	Section 1350 Certification of the Chief Executive Officer

**32.2	-	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: August 14, 2007	By	/s/ RICHARD K. CRUMP
Richard K. Crump
President and Chief Executive Officer

Date: August 14, 2007	By	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	-	Restated Bylaws of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.1	-	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.2	-	Tenth Amendment to the Sterling Chemicals, Inc. Hourly Paid Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	-	Section 1350 Certification of the Chief Executive Officer

**32.2	-	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith