Form 10-Q
period 2007-09-30
STERLING CHEMICALS INC
filed 2007-11-14
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     As of October 31, 2007, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

IMPORTANT INFORMATION REGARDING THIS FORM 10-Q
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-Q refer collectively to Sterling Chemicals, Inc. and our wholly-owned subsidiaries.
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

ii

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	21
Second Amendment to the Amended and Restated Salaried Employees' Pension Plan
Amended and Restated Hourly Paid Employees' Pension Plan
Comprehensive Welfare Benefit Plan
Letter of Deloitte & Touche LLP
Rule 13a-14(a) Certification of the CEO
Rule 13a-14(a) Certification of the CFO
Section 1350 Certification of CEO
Section 1350 Certification of CFO

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in Thousands, Except Share Data)
Revenues	$208,830	$189,916	$659,434	$476,972
Cost of goods sold	205,782	176,582	636,742	470,008

Gross profit	3,048	13,334	22,692	6,964

Selling, general and administrative expenses	3,618	2,562	11,013	6,342
Other (income) expense	—	(12,000)	839	(15,724)
Interest and debt related expenses (net of interest income of $501, $129, $1,148, and $396, respectively)	3,919	2,663	11,665	7,566

Income (loss) from continuing operations before income tax	(4,489)	20,109	(825)	8,780

Provision for income taxes	—	10,160	—	5,827

Income (loss) from continuing operations	$(4,489)	$9,949	$(825)	$2,953
Income (loss) from discontinued operations (net of tax impact of zero, $1,139, zero and $2,223, respectively)	(395)	625	(1,836)	(1,127)

Net income (loss)	$(4,884)	$10,574	$(2,661)	$1,826

Preferred stock dividends	2,445	2,090	7,056	6,031

Net income (loss) attributable to common stockholders	$(7,329)	$8,484	$(9,717)	$(4,205)

Income (loss) per share of common stock:
Basic earnings per share:
Income (loss) from continuing operations	$(2.45)	$2.78	$(2.79)	$(1.09)
Income (loss) from discontinued operations, net of tax	(0.14)	0.22	(0.65)	(0.40)

Basic earnings per share	$(2.59)	$3.00	$(3.44)	$(1.49)

Diluted earnings per share:
Income (loss) from continuing operations	$(2.45)	$1.50	$(2.79)	$(1.09)
Income (loss) from discontinued operations, net of tax	(0.14)	0.10	(0.65)	(0.40)

Diluted earnings per share	$(2.59)	$1.60	$(3.44)	$(1.49)

Weighted average shares outstanding:
Basic :	2,828,460	2,828,460	2,828,460	2,828,462
Diluted :	2,828,460	6,616,146	2,828,460	2,828,462
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$29,146	$20,690
Accounts receivable, net of allowance of $2,485 and $1,987, respectively	105,886	63,289
Inventories, net	48,835	62,078
Prepaid expenses	4,329	3,215
Deferred tax asset	3,044	3,044
Assets of discontinued operations	—	20

Total current assets	191,240	152,336

Property, plant and equipment, net	82,127	83,833
Other assets, net	16,005	9,654

Total assets	$289,372	$245,823

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$49,331	$39,123
Accrued liabilities	13,286	22,872
Liabilities of discontinued operations	217	217

Total current liabilities	62,834	62,212

Long-term debt	150,000	100,579
Deferred tax liability	3,044	—
Deferred credits and other liabilities	25,600	49,291
Commitments and contingencies (Note 7)
Redeemable preferred stock	63,563	56,507
Stockholders’ equity:
Common stock, $.01 par value	28	28
Additional paid-in capital	177,474	184,500
Accumulated deficit	(216,275)	(213,614)
Accumulated other comprehensive income	23,104	6,320

Total stockholders’ deficiency in assets	(15,669)	(22,766)

Total liabilities and stockholders’ deficiency in assets	$289,372	$245,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2007	2006
	(Unaudited)
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$(2,661)	$1,826
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,287	23,517
Interest amortization	655	300
Lower-of-cost-or-market adjustment	1,522	—
Loss on investment	839	—
Gain on disposal of property, plant and equipment	(182)	(1,960)
Debt issuance costs	129	—
Deferred tax expense	—	3,544
Other	30	140
Change in assets/liabilities:
Accounts receivable	(42,577)	9,651
Inventories	11,721	(14,709)
Prepaid expenses	(1,114)	(5,568)
Other assets	1,935	(1,944)
Accounts payable	10,607	(7,668)
Accrued liabilities	(9,586)	(4,639)
Other liabilities	(6,907)	(9,130)

Net cash used in operating activities	(27,302)	(6,640)

Cash flows used in investing activities:
Capital expenditures	(5,884)	(10,036)
Insurance proceeds relating to property, plant and equipment	—	1,960
Proceeds from the sale of assets	182	—
Cash used for methanol dismantling	—	(111)

Net cash used in investing activities	(5,702)	(8,187)

Cash flows from financing activities:
Repayment of tendered Old Secured Notes	(100,579)	—
Proceeds from the issuance of New Secured Notes	150,000	—
Debt issuance costs	(7,961)	—

Net cash provided by financing activities	41,460	—

Net increase (decrease) in cash and cash equivalents	8,456	(14,827)
Cash and cash equivalents – beginning of year	20,690	42,197

Cash and cash equivalents – end of period	$29,146	$27,370

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$3,864	$5,428
Cash paid for income taxes	299	60
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
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid (“DSIDA”) production. These production units had been shut down since February 2005. We are currently in the process of dismantling our acrylonitrile facilities, which we expect to complete in the first half of 2008. The sodium cyanide and DSIDA facilities were dismantled in the second quarter of 2007. The remaining acrylonitrile dismantling costs, which are being expensed as incurred, are expected to total less than $1 million. Our decision to exit these businesses was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$—	$20

Liabilities of discontinued operations:
Accrued liabilities	217	217
     Revenue and pre-tax losses from discontinued operations for the three and nine-month periods ended September 30, 2007 and 2006 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Revenues	$—	$103	$—	$1,108
Loss before income taxes	395	514	1,836	3,350

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Current severance obligations are detailed below (in thousands):

	Accrued as of	Additional		Accrued as of
	December 31, 2006	accruals	Cash payments	September 30, 2007
Severance accrual	$217	$—	$—	$217
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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands, Except Share Data)
Basic income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$(6,934)	$7,859	$(7,881)	$(3,078)
Income (loss) from discontinued operations	(395)	625	(1,836)	(1,127)

Net income (loss), net of tax	$(7,329)	$8,484	$(9,717)	$(4,205)

Weighted average shares outstanding	2,828,460	2,828,460	2,828,460	2,828,462
Earnings per common share:
Income (loss) from continuing operations attributable to common shareholders	$(2.45)	$2.78	$(2.79)	$(1.09)
Income (loss) from discontinued operations	(0.14)	0.22	(0.65)	(0.40)

Net income (loss)	$(2.59)	$3.00	$(3.44)	$(1.49)

Diluted income (loss) per share:
Income (loss) from continuing operations attributable to common shareholders	$(6,934)	$7,859	$(7,881)	$(3,078)
Add: preferred stock dividends	—	2,090	—	—

Income available to common stockholders plus assumed conversions	$(6,934)	$9,949	$(7,881)	$(3,078)
Income (loss) from discontinued operations	(395)	625	(1,836)	(1,127)

Income (loss) for purposes of computing diluted earnings per share	$(7,329)	$10,574	$(9,717)	$(4,205)

Weighted average common shares outstanding	2,828,460	2,828,460	2,828,460	2,828,462
Dilutive impact of preferred stock, if converted	—	3,787,686	—	—

Weighted average common shares outstanding assuming dilution	2,828,460	6,616,146	2,828,460	2,828,462

Earnings per common share assuming dilution:
Income (loss) from continuing operations attributable to common shareholders	$(2.45)	$1.50	$(2.79)	$(1.09)
Income (loss) from discontinued operations	(0.14)	0.10	(0.65)	(0.40)

Net income (loss)	$(2.59)	$1.60	$(3.44)	$(1.49)

     For 2007, all potentially dilutive securities are omitted since they are anti-dilutive. For 2006, all options and warrants are excluded from all periods, but preferred stock is only excluded for the nine-month period because it is dilutive.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Inventories

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Inventories:
Finished products	$32,084	$38,485
Raw materials	12,659	17,841

Inventories at lower-of-cost-or-market	44,743	56,326
Inventories under exchange agreements	(57)	1,818
Stores and supplies, net	4,149	3,934

	$48,835	$62,078

6. Long-Term Debt
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding 10% Senior Secured Notes due 2007 (our “Old Secured Notes”) totaling $100.6 million (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Old Secured Notes, we and Sterling Chemicals Energy, Inc., one of our wholly-owned subsidiaries, and the trustee for our Old Secured Notes entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Old Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Old Secured Notes and paid the accrued interest thereon, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Old Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Old Secured Notes for an aggregate amount equal to $44 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement (the “Purchase Agreement”) with respect to the sale of $150 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2015 (our “New Secured Notes”) to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc. (“Sterling Energy”) is also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of our New Secured Notes pursuant to the Purchase Agreement. In connection with this offering, we entered into an indenture (our “New Indenture”) dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On August 30, 2007, we filed an exchange offer registration statement to exchange our New Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act and subsequently amended the registration statement on October 17, 2007. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we have agreed to use commercially reasonable efforts to (i) cause the registration statement to become effective by December 24, 2007 and (ii) complete the exchange offer within 50 days of the effective date of the registration statement. If we cannot effect the exchange offer within the time periods above, we will be required to file a shelf registration statement for the resale of the New Secured Notes, as well as in certain other circumstances. If we do not comply with our obligations under the registration rights agreement, the interest rate on our New Secured Notes will increase 0.25% per annum for the first 90 days after such failure and increase by an additional 0.25% per annum at the beginning of each subsequent 90-day period if such failure continues, subject to a maximum increase of 1.0% per annum which would cease to accrue at such time as we are in compliance with our obligations under the registration rights agreement.
     Our New Indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, but does not require us to satisfy any financial maintenance tests or maintain any financial ratios. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our New Indenture, or the holders of at least 25% in principal amount of outstanding New Secured Notes, may declare our New Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our New Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007 among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Interest is due on our New Secured Notes on April 1 and October 1 of each year, with our first interest payment having been made on October 1, 2007. Our New Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our New Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     On December 19, 2002, we established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”). Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of September 30, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. This monetization of accounts receivable and inventory associated with the exit from our styrene business discussed in note 7 below, is expected to decrease our borrowing base. As a result of the decrease in our borrowing base, total credit available under our revolving credit facility is expected to be between $10 million and $20 million after shut down of the styrene facility. As of September 30, 2007, there were no loans outstanding under our revolving credit facility, and we had $8 million in letters of credit outstanding, resulting in borrowing availability of $42 million. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as current portion of long-term debt.
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
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related rail car purchase and sale agreement with NOVA Chemicals Inc. (“NOVA”). Under the supply agreement, NOVA has the exclusive right to 100% of our styrene production (subject to existing contractual commitments), the amount of any styrene supplied in any particular period being at NOVA’s option based on a full-cost formula. On November 13, 2007, we announced that we will exit the styrene business to pursue other strategic initiatives. This decision followed the clearance under the Hart-Scott-Rodino Act of the styrene supply agreement with NOVA that has subsequently been assigned to INEOS NOVA LLC (“INEOS NOVA”). The clearance under the Hart-Scott-Rodino Act caused the agreement to become effective and triggered a $60 million payment obligation to us due November 27, 2007 and INEOS NOVA’s nomination of zero pounds of styrene under the supply agreement for the balance of 2007. In accordance with the terms of the supply agreement, INEOS NOVA will assume our contractual obligations for future styrene deliveries and we have exercised our right to permanently shut down and decommission our styrene plant.
      Under the agreement, we are responsible for the closure costs of the styrene facility and are also subject to a long-term commitment to not reenter the styrene business for a period of time. The closure costs of the styrene facility are expected to be between $10 million and $15 million, of which we expect $3 million to $5 million to be expensed during the fourth quarter of 2007, with the balance expensed during 2008. We expect to record an impairment charge of approximately $3 million (before taxes) during the fourth quarter of 2007 related to incomplete capital projects associated with our styrene operations. When the operations of the styrene facility have ceased, we expect to present the results of our styrene operations as discontinued operations.

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
     On December 13, 2002, the TCEQ adopted a revised State Implementation Plan (“SIP”) to achieve compliance with the “1-hour” ozone standard of the Clean Air Act. The EPA approved this “1-hour” SIP, which calls for reduction of emissions of NOx in the Houston-Galveston region by approximately 80% by the end of 2007. The current “1-hour” SIP also requires monitoring of emissions of highly reactive volatile organic carbons (“HRVOCs”), such as ethylene. Our cost of compliance with the “1-hour” SIP at our Texas City facility is estimated to be between $12 million and $14 million. This estimate includes our share of capital expenditures needed to be made by S&L Cogeneration Company. To date we have spent $10 million in capital on NOx reductions and HRVOC monitoring, with essentially all of the capital spent prior to 2007 and we are in compliance with these new regulations. In April 2004, the Houston-Galveston region was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010 for “moderate” areas. However, on June 15, 2007, the Governor of the State of Texas requested that the EPA reclassify this region as a “severe” non-attainment area, which would require compliance with the 8-hour standard by June 15, 2019. The EPA has now begun the process of reclassifying the Houston-Galveston area. On May 23, 2007, the TCEQ formally adopted revisions to the SIP designed to achieve compliance with the “8-hour” ozone standard in the Houston-Galveston area. This “8-hour SIP” will be submitted to the EPA for approval in the near future. The current proposed “8-hour SIP” calls for relatively modest additional controls which we believe would require very little expense on our part. However, the proposed package may not receive EPA approval in its current form, in which case additional controls or monitoring could be added before the rule becomes finalized. Based on these developments, it is difficult to predict our final cost of compliance under the “8-hour” SIP, but we estimate that the additional cost of compliance will range from zero to $16 million in capital expenditures and allowance purchases, depending on the terms of the final “8-hour” SIP.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, the plaintiffs have added two additional defendants to this lawsuit. In addition, we and some of the other defendants have brought Mr. McCarthy’s employer, Kinder-Morgan, into this lawsuit as a third-party defendant. The plaintiffs are seeking in excess of $18 million in alleged compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas.” Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until recently, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas can be used in our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006 and 2007, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The parties have abated the arbitration proceedings while they attempt to reach a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the accrued disputed credit, and has continued and will continue to pay 50% of the disputed amount each month during the period of negotiation. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, either party may reinstate the arbitration process at any time after August 1, 2007. If the arbitration is reinstated and an award is made, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the settlement negotiations over the blend gas calculation, we are discussing an extension of the term of the acetic acid production agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs seek to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. At this time, we have not determined what, if any, liability we may have in this matter and intend to vigorously defend this action.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We moved to dismiss the plaintiffs’ claims in their entirety on July 6, 2007, based on the rejection of the asset purchase agreement in our bankruptcy case. However, the court denied our motion and we have filed an interlocutory appeal related to that denial. Discovery in this matter is in its beginning stages. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
8. Income Taxes
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No.109,” (“FIN 48”) to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. We adopted the provisions of FIN 48 as of January 1, 2007 and as of September 30, 2007, there were no changes to our uncertain tax positions.
     In the fourth quarter of 2006, we concluded that a valuation allowance was needed against our federal deferred tax assets. For the three and nine-month periods ended September 30, 2007, the tax benefit from our operating losses was fully offset by a related change in the valuation allowance resulting in an effective tax rate of zero.
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
     We and one of our subsidiaries, Sterling Energy, file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the State of Texas. We remain subject to federal examination for tax years ended December 31, 2002 through 2006 and we remain subject to examination by the State of Texas for tax years ended December 31, 2004 through 2006.
9. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Service cost	$3	$162	$308	$487
Interest cost	1,782	1,810	5,347	5,425
Expected return on plan assets	(2,025)	(1,750)	(6,075)	(5,250)
Curtailment gain	—	—	(100)	—

Net pension costs (benefit)	$(240)	$222	$(520)	$662

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Other postretirement benefits costs consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(Dollars in Thousands)
Service cost	$35	$47	$100	$141
Interest cost	348	388	1,041	1,163
Amortization	(358)	(288)	(1,075)	(864)

Net plan costs	$25	$147	$66	$440

     Effective July 1, 2007, we froze all accruals under our defined benefit pension plan for our hourly employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  As a result, we recorded a pre-tax curtailment gain of $0.1 million in the second quarter of 2007.
     During the third quarter of 2007, we approved an amendment (to be effective December 31, 2007) to our postretirement medical plan which will end Medicare-supplemental medical and prescription drug coverage for Retirees who are Medicare eligible. This amendment affects the majority of participants currently enrolled in the Sterling Retiree Medical Plan who are either enrolled in Medicare due to disability or because they are 65 or over and was communicated to the participants during the third quarter of 2007. This plan amendment reduced our other postretirement benefit plan liability by $13 million with a corresponding increase to accumulated other comprehensive income.
10. New Accounting Standards
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
     In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will become effective beginning in the first quarter of 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2007 and 2006, and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
November 14, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Recent Developments
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related rail car purchase agreement with NOVA Chemicals Inc. (“NOVA”). Under the supply agreement, NOVA has the exclusive right to 100% of our styrene production (subject to existing contractual commitments), the amount of any styrene supplied in any particular period being at NOVA’s option based on a full-cost formula. On November 13, 2007, we announced that we will exit the styrene business to pursue other strategic initiatives. This decision followed the clearance under the Hart-Scott-Rodino Act of the styrene supply agreement with NOVA that has subsequently been assigned by NOVA to INEOS NOVA LLC (“INEOS NOVA”). The clearance under the Hart-Scott-Rodino Act caused the agreement to become effective and triggered a $60 million payment obligation to us due November 27, 2007 and INEOS NOVA’s nomination of zero pounds of styrene under the supply agreement for the balance of 2007. This payment, combined with cash on hand of $29 million at September 30, 2007 and the actions discussed below, are expected to result in at least $150 million net available cash in addition to our unused credit lines. In accordance with the terms of the supply agreement, INEOS NOVA is expected to assume our contractual obligations for future styrene deliveries and we have exercised our right to permanently shut down and decommission our styrene plant. Under the agreement, we are responsible for the closure costs of the styrene facility and are also subject to a long-term commitment to not reenter the styrene business for a period of time. The closure costs of the styrene facility are expected to be between $10 million and $15 million, which include the payment of employee severance costs and decommissioning costs. We expect $3 million to $5 million of these costs to be expensed during the fourth quarter of 2007, with the balance expensed during 2008. The cash flow impact of these costs will be offset by approximately $90 million expected from the monetization of styrene-related working capital during the balance of 2007 and the first quarter of 2008. We expect to record an impairment charge of approximately $3 million (before taxes) during the fourth quarter of 2007 related to incomplete capital projects associated with our styrene operations.
     Unless certain strategic initiatives being pursued are implemented, we anticipate reducing our workforce over the next nine months in connection with our exit from the styrene business. This reduction of workforce would result in severance costs of between $4 million and $5 million. In an effort to mitigate these disruptions, reduce costs and add value to our Texas City site, we are actively engaged in third-party discussions regarding strategic initiatives that would require the services of a significant number of our dedicated styrenics employees. If one or more of these strategic initiatives are consummated over the next few months, the reduction to our workforce, the amount of severance payments and the other styrene business closure costs could be reduced significantly.
Business Overview
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are acetic acid, styrene and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid production is sold to BP Amoco Chemical Company (“BP Chemicals”), and we are BP Chemicals’ sole source of acetic acid production in the Americas. We sell our acetic acid to BP Chemicals pursuant to a long-term contract (the “Production Agreement”) that extends until 2016. The Production Agreement provides us with a portion of the profits derived from BP Chemicals’ sales of the acetic acid we produce and reimbursement of 100% of our fixed and variable costs of production. This Production Agreement has provided us with a steadily increasing source of income since the inception of this relationship in 1986 and, over the last three years, we have operated at approximately 100% of capacity and at utilization rates greater than the industry average. We believe that we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility. Acetic acid production has two major raw materials requirements – methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the carbon monoxide we use in the production of acetic acid is supplied by Praxair Hydrogen Supply, Inc. (“Praxair”) from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City site.
     Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. During the first nine months of 2007, approximately 40% of our styrene capacity was committed for sales in North America under long-standing customer relationships with the balance of our capacity available for sales on a spot basis. During the third quarter of 2007, we sold approximately 20% of our styrene capacity into the global spot market. As noted above, we announced that we will exit the styrene business to pursue other strategic initiatives. This decision followed the clearance under the Hart-Scott-Rodino Act of the styrene supply agreement with NOVA that was subsequently assigned to INEOS NOVA LLC and INEOS NOVA’s nomination of zero pounds of styrene for the balance of 2007. In accordance with the terms of the supply agreement, INEOS NOVA is expected to assume our contractual obligations for future styrene deliveries and we have exercised our right to permanently shut down and decommission our styrene plant.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are produced exclusively for BASF Corporation (“BASF”) pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Under our agreement with BASF, they provide us with most of the required raw materials, market the plasticizers we produce and are obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
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
Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
  Revenues and income (loss) from continuing operations
     Our revenues were $208.8 million for the third quarter of 2007, a 10% increase from the $189.9 million in revenues we recorded for the third quarter of 2006. This increase in revenues was primarily due to increased styrene sales volumes in the third quarter of 2007, compared to the third quarter of 2006. We recorded a net loss from continuing operations of $4.5 million for the third quarter of 2007, compared to income of $9.9 million in the third quarter of 2006. This decline in operating results in the 2007 period was primarily due to the absence of the $12 million gain we recorded in the third quarter of 2006 pertaining to the settlement of claims and receipt of proceeds under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
     Revenues from our acetic acid and plasticizers operations were $33.8 million for the third quarter of 2007, a 14% decrease from the $39.5 million in revenues we received from these operations in the third quarter of 2006. Acetic acid revenues were roughly the same during the two periods while revenues from our plasticizers operations decreased 47%. This decrease in plasticizers revenues was due to the permanent shut down of the oxo alcohols unit in the second half of 2006.
     Revenues from our styrene operations were $174.9 million for the third quarter of 2007, an increase of 16% over the $150.4 million in revenues we received from these operations for the third quarter of 2006. This increase in revenues from our styrene operations was primarily due to increased styrene sales volumes in the third quarter of 2007 compared to the third quarter of 2006. During the third quarter of 2007, the prices we paid for benzene, one of the primary raw materials required for styrene production, increased 6% from the prices we paid for benzene during the third quarter of 2006, and the prices we paid for ethylene, the other primary raw material required for styrene production, decreased 4% from the prices we paid for ethylene during the third quarter of 2006. The average price we paid for natural gas for the third quarter of 2007 decreased 4% compared to the average price we paid for natural gas during the third quarter of 2006.

Selling, general and administrative expenses
     Our selling, general and administrative expenses were $3.6 million for the third quarter of 2007 compared to $2.6 million for the third quarter of 2006. This increase in 2007 over the third quarter of 2006 was primarily due to an increase in bad debt expense of $0.6 million in connection with the blend gas dispute with BP Chemicals which occurred in September 2006 and our incurring $0.2 million in professional fees in connection with our pursuit of potential new business opportunities.
Other Income
     We recorded no other income for the third quarter of 2007, compared to the $12 million in other income that we recorded for the third quarter of 2006. The other income recorded in the third quarter of 2006 consisted of payments received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
Interest and debt related expenses, net of interest income
     Our interest expense for the third quarter of 2007 was $3.9 million, compared to $2.7 million for the third quarter of 2006. This increase in the third quarter of 2007 was primarily due to our increased interest expense associated with higher debt levels after our debt refinancing that occurred in the first quarter of 2007, partially offset by a $0.4 million increase in interest income due to higher average cash balances.
Provision for income taxes
     During the third quarter of 2007, we recorded net tax expense of zero for income taxes from continuing operations, compared to a $10.1 million provision for income taxes from continuing operations for the third quarter of 2006. This difference is due to our recording of a tax provision for the pre-tax income in the third quarter of 2006. In the fourth quarter of 2006, we concluded that a valuation allowance was needed against our federal deferred tax assets. For the three month period ended September 30, 2007, the tax benefit from our operating losses was fully offset by a related change in the valuation allowance resulting in an effective tax rate of zero.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
  Revenues and income (loss) from continuing operations
     Our revenues were $659.4 million for the nine-month period ended September 30, 2007, an increase of 38% over the $477.0 million in revenues we received during the nine-month period ended September 30, 2006. This increase in revenues resulted primarily from a 30% increase in styrene sales volumes, largely attributable to the fact that our styrene unit was shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire. We recorded a net loss from continuing operations of $0.8 million for the nine-month period ended September 30, 2007, compared to net income of $3.0 million during the nine-month period ended September 30, 2006. This decline in operating results in the 2007 period was primarily due to the absence of the $15 million gain we recorded in the nine-month period ended 2006 pertaining to the settlement of claims and receipt of proceeds under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
     Revenues from our acetic acid and plasticizers operations were $102.2 million for the nine-month period ended September 30, 2007, and $111.5 million for the nine-month period ended September 30, 2006. This decrease in revenues was due to a 44% decrease in plasticizer revenues offset by a 10% increase in acetic acid revenues. The increase in acetic acid revenues in 2007 was due to increased sales volumes and profit sharing payments. The decrease in plasticizers revenues in 2007 was primarily due to the permanent shut down of the oxo alcohols unit in the second half of 2006.
     Revenues from our styrene operations were $556.6 million for the nine-month period ended September 30, 2007, an increase of 52% over the $365.5 million in revenues we received from these operations for the nine-month period ended September 30, 2006. This increase in revenues resulted primarily from an increase in our styrene sales volumes, largely attributable to the fact that our styrene unit was shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire. As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” While actual timing is subject to a number of variables, turnarounds of our styrene unit typically occur every two to three years. As our styrene production facility was already shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire discussed above, we decided to perform our normal recurring styrene turnaround earlier than planned. We expense the costs of turnarounds as they are incurred. As expenses for turnarounds, especially for our styrene unit, can be significant, the impact of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. During the first quarter of 2006, we incurred approximately $9 million of expenses associated with this turnaround of our styrene unit. During the nine-month period ended September 30, 2007, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 17% and decreased 11%, respectively, from the prices we paid for these products in the same period in 2006. The average price we paid for natural gas in the nine-month period ended September 30, 2007 increased 4% from the average price we paid for natural gas during the same period in 2006.
Selling, general and administrative expenses
     Our selling, general and administrative expenses were $11.0 million for the nine-month period ended September 30, 2007, and were $6.3 million for the nine-month period ended September 30, 2006. This increase in 2007 was due in large part to an increase in bad debt expense of $2.2 million in connection with the blend gas dispute with BP Chemicals and our incurring approximately $0.8 million in professional fees in connection with our pursuit of potential new business opportunities. Additionally, there was a severance payment of $0.4 million made in May 2007.
Other income (expense)
     We recorded $0.8 million in other expense for the nine-month period ended September 30, 2007, compared to the $15.7 million in other income we recorded for the nine-month period ended September 30, 2006. The other expense recorded for the 2007 period resulted from a write-down of one of our investments to its fair value. The other income recorded for the 2006 period primarily consisted of the settlement of claims and payments received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
Interest and debt related expenses, net of interest income
     Our interest expense was $11.7 million for the first nine months of 2007 and $7.6 million for the first nine months of 2006. This increase in 2007 was associated with higher debt levels after our debt refinancing that occurred in the first quarter of 2007, partially offset by a $0.8 million increase in interest income due to higher average cash balances.
Provision for income taxes
     During the nine-month period ended September 30, 2007, we recorded net tax expense of zero from continuing operations, compared to the $5.8 million provision for income taxes from continuing operations we recorded for the nine-month period ended September 30, 2006. This difference is due to our recording of a tax provision for the pre-tax income in 2006. In the fourth quarter of 2006, we concluded that a valuation allowance was needed against our federal deferred tax assets. For the nine month period ended September 30, 2007, the tax benefit from our operating losses was fully offset by a related change in the valuation allowance resulting in an effective tax rate of zero.
Liquidity and Capital Resources
     On March 1, 2007, we commenced an offer to repurchase all of our outstanding 10% Senior Secured Notes due 2007 (our “Old Secured Notes”) totaling $100.6 million (our “tender offer”). Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Old Secured Notes, we and Sterling Chemicals Energy, Inc., one of our wholly-owned subsidiaries, and the trustee for our Old Secured Notes entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Old Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Old Secured Notes and paid the accrued interest thereon, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Old Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Old Secured Notes for an aggregate amount equal to $44 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement (the “Purchase Agreement”) with respect to the sale of $150 million aggregate principal amount of 10 1/4% Senior Secured Notes due 2015 (our “New Secured Notes”) to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc. (“Sterling Energy”) is also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of our New Secured Notes pursuant to the Purchase Agreement. In connection with this offering, we entered into an indenture (our “New Indenture”) dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On August 30, 2007, we filed an exchange offer registration statement to exchange our New Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act and subsequently amended the registration statement on October 17, 2007. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we have agreed to use commercially reasonable efforts to (i) cause the registration statement to become effective by December 24, 2007, and (ii) complete the exchange offer within 50 days of the effective date of the registration statement. If we cannot effect the exchange offer within the time periods above, we will be required to file a shelf registration statement for the resale of the New Secured Notes, as well as in certain other circumstances. If we do not comply with our obligations under the registration rights agreement, the interest rate on our New Secured Notes will increase 0.25% per annum for the first 90 days after such failure and increase by an additional 0.25% per annum at the beginning of each subsequent 90-day period if such failure continues, subject to a maximum increase of 1.0% per annum which would cease to accrue at such time as we are in compliance with our obligations under the registration rights agreement.
     Our New Indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization, but does not require us to satisfy any financial maintenance tests or maintain any financial ratios. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our New Indenture, or the holders of at least 25% in principal amount of outstanding New Secured Notes, may declare our New Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our New Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007 among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc.
     Interest is due on our New Secured Notes on April 1 and October 1 of each year, with our first interest payment having been made on October 1, 2007. Our New Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our New Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     On December 19, 2002, we established our Revolving Credit Agreement with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders (our “revolving credit facility”). Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of September 30, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. This monetization of accounts receivable and inventory associated with the exit from our styrene business previously discussed, is expected to decrease our borrowing base. As a result of the decrease in our borrowing base, total credit available under our revolving credit facility is expected to be between $10 million and $20 million after shut down of the styrene facility. As of September 30, 2007, there were no loans outstanding under our revolving credit facility, and we had $8 million in letters of credit outstanding, resulting in borrowing availability of $42 million. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as current portion of long-term debt.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $71 million at September 30, 2007, a decrease of $19 million compared to our liquidity at December 31, 2006. This decrease was primarily due to the reduction in our revolving credit facility’s maximum commitment level, discussed above. We believe that our cash on hand, credit available under our revolving credit facility and the increase in liquidity resulting from the $60 million INEOS NOVA payment and the working capital reduction due to the shutdown of our styrene plant, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. We continue to pursue our strategic growth initiatives and are currently exploring opportunities which may require additional capital requirements beyond our contribution of certain of our assets and management expertise and are evaluating these projects and their required capital investment.
Working Capital
     Our working capital was $128 million on September 30, 2007, an increase of $38 million from our working capital of $90 million on December 31, 2006. This increase in working capital resulted primarily from an increase in accounts receivable due to increased styrene sales during the nine-months ended September 2007.
Cash Flow
     Net cash used in our operations was $27 million for the first nine months of 2007, compared to the $7 million in net cash used by our operations during the first nine months of 2006. This reduction in net cash flow in the first nine months of 2007 was due in large part to an increase in accounts receivable during the first nine months of 2007 compared to the first nine months of 2006. Net cash flow used in our investing activities was $6 million during the first nine months of 2007, compared to the $8 million of net cash flow used in our investing activities during the first nine months of 2006. Cash flow provided by financing activities was $41 million in the first nine months of 2007 due to our debt refinancing discussed above.
Capital Expenditures
     Our capital expenditures were $6 million during the first nine months of 2007 and $10 million during the first nine months of 2006. We expect our capital expenditures for the remainder of 2007 to be approximately $4 million, primarily for routine safety, environmental and replacement capital.
Contractual Cash Obligations
     As of September 30, 2007, there have been two significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. We increased our long-term debt from $101 million to $150 million in March 2007, which resulted in a change in maturity date from December 2007 to March 2015 and an increase in our corresponding interest payments of approximately $5 million per year. Additionally, we have amended certain of our employee benefit plans in 2007, which is expected to result in a reduction of approximately $1 million per year in benefits payments under the plans.
Critical Accounting Policies, Use of Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. Other than the adoption of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” discussed in Note 8 to the consolidated financial statements and the changes to our pension plan and other postretirement benefit plan discussed in Note 9 to the consolidated financial statements , there have been no material changes or developments in our evaluation of the accounting estimates or the underlying assumptions or methodologies that we believe to be critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”), which requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options to be recognized as an increase in additional paid-in capital and to be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will become effective beginning in the first quarter of 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. There were no borrowings under our revolving credit facility during the third quarter of 2007. Our $150 million of New Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. The fair value of our New Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of September 30, 2007, the fair value of our New Secured Notes was approximately $154 million.
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be disclosed in our Exchange Act reports. In connection with our evaluation, no changes were identified in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

**10.1+	-	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
**10.2	-	Amended and Restated Hourly Paid Employees’ Pension Plan.
**10.3	-	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.
10.4++	-	Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803) filed on October 17, 2007).
**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	-	Section 1350 Certification of the Chief Executive Officer
**32.2	-	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

+	Management contracts or compensatory plans or arrangements.

++	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)

Date: November 13, 2007	By	/s/ RICHARD K. CRUMP Richard K. Crump President and Chief Executive Officer

Date: November 13, 2007	By	/s/ JOHN R. BEAVER

John R. Beaver Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

**10.1+	-	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.
**10.2	-	Amended and Restated Hourly Paid Employees’ Pension Plan.
**10.3	-	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.
10.4++	-	Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803) filed on October 17, 2007).
**15.1	-	Letter of Deloitte & Touche LLP regarding unaudited interim financial information.
**31.1	-	Rule 13a-14(a) Certification of the Chief Executive Officer
**31.2	-	Rule 13a-14(a) Certification of the Chief Financial Officer
**32.1	-	Section 1350 Certification of the Chief Executive Officer
**32.2	-	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

+	Management contracts or compensatory plans or arrangements.

++	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.