Form 10-K
period 2007-12-31
STERLING CHEMICALS INC
filed 2008-04-11
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 000-50132

Sterling Chemicals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0502785
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 Clay Street, Suite 3600	(713-650-3700)
Houston, Texas 77002-4109	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑

     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $28,928,712.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of February 29, 2008, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.
     Portions of the definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-K refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.
Explanatory Note
     As discussed in Note 16 to the accompanying consolidated financial statements in this Annual Report on Form 10-K, we have restated our consolidated financial statements and other financial information for the fiscal years ended December 2006, 2005, 2004 and 2003 and our condensed consolidated financial statements for the quarters in the previously mentioned fiscal years and for the quarters ended March 31, June 30 and September 30, 2007 due to the following errors:
•	Paid-in-kind dividends on our Series A Preferred Stock were incorrectly recorded as 4% of the Series A Preferred Stock’s liquidation value versus the fair value of the dividends. As a result of this error, redeemable preferred stock was understated and additional paid-in capital was overstated by approximately $32 million, $29 million and $27 million as of September 30, June 30, and March 31 2007, respectively, and by approximately $26 million, $22 million, $12 million, and $5 million as of December 31, 2006, 2005, 2004 and 2003, respectively, and preferred stock dividends and net loss attributable to common shareholders was understated by approximately $3 million, $2 million and $1 million for the three months ended September 30, 2007, June 30, 2007 and March 31, 2007, respectively, and by $4 million, $10 million, $8 million and $5 million for the fiscal years ended December 31, 2006, 2005, 2004 and 2003, respectively.

•	Disputed revenues were inappropriately recognized resulting in a gross up of the consolidated statements of operations for the fiscal year ended December 31, 2006 and for the quarterly periods ended September 30, June 30, and March 31 2007. Revenues and selling, general and administrative expenses were overstated by $1.0 million, $1.0 million, $1.0 million and $1.6 million for the three months ended September 30, 2007, June 30, 2007, March 31, 2007 and the fiscal year ended December 31, 2006, respectively. Accounts receivable and allowance for doubtful accounts were both overstated by approximately $2.3 million, $1.8 million, $1.3 million and $1.6 million as of September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

•	The current and non-current liabilities of our pension and postretirement benefit plans were incorrectly recorded in the consolidated balance sheet as of December 31, 2006 and September 30, June 30 and March 31, 2007. Current liabilities were overstated and non-current liabilities were understated by $2.7 million, $8.0 million, $7.8 million and $6.6 million as of September 30, 2007, June 30, 2007, March 31, 2007 and December 31, 2006, respectively.

•	Operating segments were not properly disclosed in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” Historically we believed our operations constituted one operating segment, however, after further analysis we believe we have three operating segments and have disclosed the required segment information in Note 10.
     The impact of these items also required the restatement of the following:
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Readers should consider the following information as they review this Form 10-K.
Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These risks, contingencies and uncertainties relate to, among other matters, the following:
•	the cyclicality of the petrochemicals industry;

•	current and future industry conditions and their effect on our results of operations or financial position;

•	the extent, timing and impact of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our competitiveness, business strategy, results of operations or financial position;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of, and requirements for, financial resources;

•	future contractual obligations;

•	future amendments, renewals or terminations of existing contractual relationships;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows or dividends;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws;

•	our reliance on marketing partners;

•	adequacy of insurance coverage or indemnification rights;

•	the timing and extent of changes in commodity prices for our products or raw materials;

•	petrochemicals industry production capacity or operating rates;

•	costs associated with the shut down and decommissioning of our styrene facility;

•	increases in the cost of, or our ability to obtain, raw materials or energy;

•	regulatory initiatives and compliance with governmental laws or regulations, including environmental laws or regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social or economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness or could cause existing manufacturing processes to become obsolete;

•	effects of litigation;

•	cost, availability or adequacy of insurance; and

•	various other matters, many of which are beyond our control.
     The risks included here are not exhaustive. Other sections of this report, and our other filings with the SEC, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of this Form 10-K. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Document Summaries
     Descriptions of documents and agreements contained in this Form 10-K are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K.

PART I
Item 1. Business
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. Our primary products are acetic acid and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. Pursuant to a long-term contract, or Production Agreement, that began in 1986 and extends to 2016, all of our acetic acid production is sold to BP Amoco Chemical Company, or BP Chemicals, and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. Prior to August 2006, BP Chemicals also paid us a set monthly amount. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production. Pursuant to the terms of this Production Agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals was no longer required to pay us the set monthly amount that we had received prior to that time. However, this change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production.
     We believe that we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility. Acetic acid production has two major raw material requirements — methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the carbon monoxide we use in the production of acetic acid is supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our site in Texas City, Texas.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Under our agreement with BASF, they provide us with most of the required raw materials and market all of the plasticizers we produce, and are obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     Until early 2008 our primary products also included styrene. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Over the last five years, we had generated approximately $31 million of cumulative negative cash flows from our styrene operations, and we anticipated negative cash flows from our styrene operations for the foreseeable future. Due to the current and future expected market conditions for styrene discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” we explored several possible strategic transactions involving our styrene business and, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under the supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option, based on a full-cost formula. In November 2007, the styrene supply agreement with NOVA, which was subsequently assigned by NOVA to INEOS NOVA LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement to become effective and triggered a $60 million payment obligation to us, which was paid by INEOS NOVA in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. Once the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007, and in response we exercised our right to terminate the supply agreement and permanently shut down our styrene plant. As a result of our decision to permanently shut down our styrene plant, we expect to incur shut down and decommissioning costs of $6 million to $10 million, plus an additional $4 million to $5 million in possible employee severance costs if certain strategic initiatives are not implemented, and we will have no future cash flows from our styrene operations except for liquidation of our working capital and any potential plant salvage value. For a description of this agreement and its effect on our business, see “Recent Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Form 10-K. The revenues and gross losses from our styrene operations are summarized below:

	2007	2006	2005

Revenues	$681,513	$524,664	$513,788
Gross loss	(16,468)	(15,510)	(30,277)

     We manufacture all of our petrochemicals products at our site in Texas City, Texas. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world. Our Texas City site covers an area of 290 acres, and is strategically located on Galveston Bay.
     We own the acetic acid, styrene and plasticizers manufacturing units located at our Texas City site. We also lease a portion of our Texas City site to Praxair, who constructed a partial oxidation unit on that land, and we lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. We lease space for our principal offices located in Houston, Texas. As of December 31, 2007, we operated in three segments: acetic acid, plasticizers and styrene.
Business Strategy
     Grow Our Business. We believe that our acetic acid facility is positioned for cost-effective future capacity expansions at lower incremental cost due to previous investments made by us and BP Chemicals, including the installation of a new reactor in 2003 that is capable of producing up to 1.7 billion pounds of acetic acid annually. We intend to grow our acetic acid business through capacity expansions that take advantage of this positioning. Currently, we have low-cost debottlenecking opportunities which could increase annual capacity of our acetic acid facility to approximately 1.2 billion pounds, an increase of approximately 7%.
     Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that can benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. Our Texas City site is strategically located on Galveston Bay and we benefit from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City site also has truck loading racks, weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use, and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, we have on-site access to a number of raw material pipelines and are in close proximity to a number of the larger refinery complexes.
     Given our under-utilized infrastructure, our management and engineering expertise, as well as ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City site. We are currently pursuing numerous initiatives to attract new chemical related businesses to our Texas City site, including opportunities involving renewable fuels projects, energy projects and chemicals terminalling. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City site to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional revenue.
     We plan to evaluate strategic acquisitions, focusing on chemical businesses and assets which would allow us to increase our market share of products we currently produce or those that would provide upstream or downstream integration within our existing businesses.
     Improve Organization Efficiency and Cost Structure. We continually seek to improve our cost competitiveness through organizational efficiencies, productivity enhancements, operating controls and general cost reductions. We believe that the expansion of our acetic acid business, the further development of our Texas City site and acquisitions will lead to further cost efficiencies.
Industry Overview
     Acetic Acid. The North American acetic acid industry has enjoyed a period of sustained domestic demand growth as well as substantial export demand. This has led to North American industry utilization rates of 86% and Tecnon OrbiChem, or Tecnon, projects utilization rates to increase to over 98% by 2013, although the recent difficulties in the housing and automotive sectors will likely cause reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America in the short term. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important features.
     There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which permits these companies to control the pace of new capacity additions through the licensing or development of such additional capacity. We believe the limited availability of this technology also creates a significant barrier to entry into the acetic acid industry by potential competitors.
     Global production capacity of acetic acid as of December 31, 2007 was approximately 24 billion pounds per year, with current North American production capacity at approximately 7 billion pounds per year. The North American acetic acid market is mature and well developed and is dominated by four major producers that account for approximately 94% of the acetic acid production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of global demand. Annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010, although the recent difficulties in the housing and automotive sectors will likely cause reduced demand for vinyl acetate monomer in North America in the short term. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene- based technology. Linear plasticizers typically receive a premium over competing propylene-based branched products for customers that require enhanced performance properties. However, the markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. Over the last few years, the price of linear alpha-olefins has increased sharply as supply has declined, which has caused many consumers to switch to lower cost branched products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term. In addition, in 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. As a result, we modified our plasticizers facilities during the third quarter of 2006 to produce branched plasticizers products.
     Styrene. The North American styrene industry is currently in a protracted down cycle, primarily as a result of over-supply. This extended down cycle resulted from two major developments. Initially, export demand, which historically has represented over 20% of North American production capacity, has significantly diminished. In recent months, U.S. styrene producers have seen an increase in styrene exports largely due to delays in the start up of announced new capacity in the Middle East. However, this increase is expected to reverse itself after the new styrene plant being constructed in Al Jubail, Saudi Arabia is completed, which is currently expected to occur later in 2008. Regional cost pressures, in addition to new production capacity being added in Asia and the Middle East, have made it difficult for North American producers to compete in these export markets on a continuous basis. In addition, a significant amount of styrene capacity has been added globally over the past five to ten years by producers of propylene oxide using so-called PO-SM technology, which produces styrene as a co-product. Propylene oxide is a key intermediate in the production of polyurethane, and polyurethane demand growth has been significantly greater than demand growth for styrene, exacerbating the over-supply of styrene. During periods of over-supply, production rates for styrene producers decrease significantly. When production rates are low, unit production costs increase due to the allocation of fixed costs over a lower production volume and a reduction in the efficiency of the manufacturing unit, both in energy usage and in the conversion rates for raw materials. Compounding these cost impacts, prices for the principal styrene raw materials, benzene and ethylene, are currently near historical highs, putting pressure on margins on styrene sales even though styrene contract prices are at near historic highs.
     Over the last five years, China has been the driver for growth in styrene demand, representing approximately 75% of the world’s styrene demand growth in that period. Historically, we positioned ourselves to take advantage of peaks in the Asian styrene markets, with a large portion of our styrene capacity not being committed under long-term arrangements. However, over the last several years, relatively high benzene and domestic natural gas prices significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene global demand growth rates. In addition, several of our competitors announced their intention to build new styrene production units outside the United States, further complicating our ability to sell styrene into the Asian markets. In 2006, our competitors added 2.6 billion pounds of new styrene capacity in Asia and an additional 1.6 billion pounds in 2007. The remaining announced construction projects are scheduled to start up in 2008 and beyond. If and when these new units are completed, we anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in styrene demand or significant capacity rationalization occurs.
     Chemical Market Associates, Inc., or CMAI, currently is projecting no additional capacity increases in North America through 2010, with operating rates reaching a trough of 75% in 2007, and less than 80% operating rates projected through 2010, without any further industry restructuring. Although we believe an improved North American industry outlook is possible, this largely depends on a significant industry restructuring. Previously, styrene and polystyrene industry participants, including The DOW Chemical Company and NOVA have announced a desire to seek transactions which would restructure the North American styrene and polystyrene industries, thereby improving the balance of supply and demand in North America. More recently, on October 1, 2007, NOVA Chemicals expanded its European joint venture with INEOS to include North American styrene and solid polystyrene assets, and The DOW Chemical Company announced on April 10, 2007, that it had signed a non-binding memorandum of understanding with Chevron Phillips Chemical Co. to form a joint venture involving selected styrene and polystyrene assets of the two companies in North America and South America.
Product Summary
     The following table summarizes our principal products, including our capacity, the primary end uses for each product, the raw materials used to produce each product and the major competitors for each product. “Capacity” represents rated annual production capacity as of December 31, 2007, which is calculated by estimating the number of days in a typical year that a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number of days by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product	Intermediate
(Capacity)	Products	Primary End Products	Raw Materials	Major Competitors
Acetic Acid (1.1 billion pounds per year)	Vinyl acetate monomer, terephthalic acid, and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG, Eastman Chemical Company and Lyondell Chemical Company

Plasticizers (200 million pounds of esters)	Flexible polyvinyl chloride, or PVC	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Oxo-Alcohols and Orthoxylene	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
Products
     Acetic Acid. Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. We have the third largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately 1.1 billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP Chemicals, and we are BP Chemicals’ sole source of production in the Americas. We sell our acetic acid to BP Chemicals pursuant to a Production Agreement that extends until 2016. For a further description of our agreement with BP Chemicals, please refer to “Acetic Acid-BP Chemicals” under “Contracts.”
     Plasticizers. Our plasticizers business is comprised of two separate products: phthalate esters and phthalic anhydride, together commonly referred to as plasticizers. Our phthalate esters are made from phthalic anhydride and oxo-alcohols, and phthalic anhydride is also sold as a separate product. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. In December 2007, BASF caused the shutdown of our phthalic anhydride unit by nominating zero pounds of phthalic anhydride in response to deteriorating market conditions which are not expected to improve in the foreseeable future. This shutdown will not have a material adverse affect on our financial conditions or results of operations. For a further description of our agreement with BASF, please refer to “Plasticizers-BASF” under “Contracts.”
     Styrene. Until recently, styrene was one of our principal products. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. As previously discussed, we permanently shut down our styrene plant in the fourth quarter of 2007 and exited the styrene business in 2008.

Sales and Marketing
     Our petrochemicals products are generally sold to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. We have long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. Under our acetic acid Production Agreement, we are reimbursed for our actual fixed and variable manufacturing costs and also receive an agreed share of the profits earned from this business. Under our plasticizers agreement, we are reimbursed for our manufacturing costs and also receive a quarterly “facility fee” for each production unit included in our plasticizers business, but do not share in the profits or losses from that business. These agreements are intended to:
•	optimize our capacity utilization rates;

•	lower our selling, general and administrative expenses;

•	reduce our working capital requirements;

•	insulate the financial results from our plasticizers operations from the effects of declining markets and changes in raw materials prices; and

•	in some cases, gain access to certain improvements in manufacturing process technology.
     Prior to the effectiveness of the long-term styrene supply contract with NOVA discussed above, we previously sold styrene through multi-year contracts, conversion agreements and spot transactions in both domestic and international markets.
     For information regarding our export sales, see Note 10 of the “Notes to Consolidated Financial Statements” included in Item 8 of Part II of this Form 10-K.
Contracts
     Our significant multi-year contracts are described below.
     Acetic Acid-BP Chemicals
     In 1986, we entered into the long-term acetic acid Production Agreement with BP Chemicals, which has since been amended several times. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. Prior to August 2006, BP Chemicals also paid us a set monthly amount. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production. Pursuant to the terms of this Production Agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals was no longer required to pay us the set monthly amount that we had received prior to that time. However, this change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production.
     Plasticizers-BASF
     Since 1986, we have provided all of our plasticizers production exclusively to BASF pursuant to a production agreement, which has been amended several times. Under this production agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective January 1, 2006, we amended this production agreement to extend the term of the agreement until 2013, subject to some limited early termination rights held by BASF beginning in 2010, increase the quarterly payments made to us by BASF and eliminate our participation in the profits and losses realized by BASF in connection with the sale of the plasticizers we produce. Additionally, on April 28, 2006, BASF notified us that it was exercising its right under the amended production agreement to terminate its future obligations with respect to the operation of our oxo-alcohols production unit effective July 31, 2006. In December 2007, BASF caused the shutdown of our phthalic anhydride unit by nominating zero pounds of phthalic anhydride in response to deteriorating market conditions which are not expected to improve in the foreseeable future. This shutdown will not have a material adverse affect on our financial conditions or results of operations.
     Sales to major customers constituting 10% or more of total revenues are included in Note 10 of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.

Raw Materials and Energy Resources
     The aggregate cost of raw materials and energy resources used in the production of our products is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and energy at reasonable prices and on acceptable terms is critical to the success of our business. Although we believe that we will continue to be able to secure adequate supplies of raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Risk Factors.” Under our agreements with BP Chemicals and BASF, BP Chemicals is required to provide our methanol requirements to produce acetic acid and BASF is required to provide us with most of the major raw materials necessary to produce plasticizers. These sources of raw materials tend to mitigate certain risks typically associated with obtaining raw materials, as well as decrease our working capital requirements.
     Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair is our sole source for carbon monoxide and supplies us with all of the carbon monoxide we require for the production of acetic acid from its partial oxidation unit located on land leased from us at our Texas City site. Currently, our methanol requirements are supplied by BP Chemicals under the Production Agreement.
     Plasticizers. The primary raw materials for plasticizers are oxo-alcohols and orthoxylene, which are supplied by BASF under our production agreement.
Technology and Licensing
     In 1986, we acquired our Texas City site from Monsanto Company, or Monsanto. In connection with that acquisition, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition. We use these licenses in the production of acetic acid and plasticizers and also previously used these licenses in the production of styrene.
     During 1991, BP Chemicals Ltd., or BPCL, purchased Monsanto’s acetic acid technology, subject to existing licenses. Under a technology agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City site, including any new acetic acid technology developed by BPCL at its acetic acid facilities in England or pursuant to the research and development program provided by BPCL under the terms of such agreement.
     Although we do not engage in alternative process research, we do monitor new technology developments and, when we believe it is necessary, we typically seek to obtain licenses for process improvements.
Competition
     There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which permits these companies to control the pace of new capacity additions through the licensing or development of such additional capacity. The limited availability of this technology also creates a significant barrier to entry into the acetic acid industry by potential competitors. The North American plasticizers industry is a mature market, with phthalate esters like those produced by us being subject to excess production capacity and diminishing demand due to the ability of consumers to substitute different raw materials based on relative costs at the time, as well as increasing health concerns regarding these products. You will find a list of our principal competitors in the “Product Summary” table above.
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
     Our operating expenditures for environmental matters, mostly waste management and compliance, were $17.8 million and $20.4 million in 2007 and 2006, respectively. We also spent $0.5 million and $1.9 million for environmentally-related capital projects in 2007 and 2006, respectively. In 2008, we anticipate spending approximately $4 million for capital projects related to waste management, incident prevention and environmental compliance. We do not expect to make any capital expenditures in 2008 related to remediation of environmental conditions.
     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental, health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred, and may continue to incur, a liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities, but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us. It is our policy to make environmental, health and safety and replacement capital expenditures a priority in order to ensure adequate environmental, health and safety compliance at all times. In the event we should not have available to us, at any time, liquidity sources sufficient to fund any of these expenditures, prudent business practice might require that we cease operations at the affected facility to avoid exposing our employees and contract workers, the surrounding community or the environment to potential harm.
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, or NAAQS, which lowered the ozone and particulate matter concentration thresholds for attainment. Our Texas City facility is located in an area that the Environmental Protection Agency, or EPA, has classified as not having attained the NAAQS for ozone, either on a 1-hour or an 8-hour basis. Ozone is typically controlled by reduction of volatile organic compounds, or VOCs, and nitrogen oxide, or NOx, emissions. The Texas Commission for Environmental Quality, or TCEQ, has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities may also impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future NOx, VOCs and particulate matter emissions control costs, the amount and full impact of which cannot be determined at this time.
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard of the Clean Air Act by 2007. The EPA approved this “1-hour” SIP, which implemented an 80% reduction of NOx emissions, and extensive monitoring of emissions of highly reactive volatile organic carbons, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria, or HGB, area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These “Section 185 fees” will be due on all NOx and VOCs emissions in 2008 and beyond in the HGB area, which are in excess of 80% of the baseline year. The method for calculating baseline emissions as well as other details of the program have not yet been developed. At the present time, our forecasted emissions for 2008 are small enough that no fee payment is anticipated.
     In April 2004, the HGB region was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010 for “moderate” areas. However, on June 15, 2007, the Governor of the State of Texas requested that the EPA reclassify the HGB region as a “severe” non-attainment area, which would require compliance with the 8-hour standard by June 15, 2019 and the EPA has begun the process of reclassification. On May 23, 2007, the TCEQ formally adopted revisions to the SIP designed to achieve compliance with the “8-hour” ozone standard in the HGB area, as a “moderate” non-attainment area. This “8-hour” SIP calls for relatively modest additional controls which will require very little expense on our part. However, the SIP will have to be revised again once the HGB area is reclassified from “moderate” to “severe.” Timing and content of this revised “8-hour” SIP have not yet been determined. Based on these developments, it is difficult to predict our final cost of compliance. However, given the permanent shutdown of our styrene and ethylbenzene facilities, we estimate the additional cost of compliance will range from zero to $4 million for capital expenditures and allowance purchases, depending on the terms of the final “8-hour” SIP.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City site in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Employees
     As of December 31, 2007, we had 248 employees, of whom approximately 38% (all of our hourly employees at our Texas City site) were represented by the Texas City, Texas Metal Trades Council, AFL-CIO, or the Union. On May 1, 2007, we entered into a new collective bargaining agreement with the Union which is effective through May 1, 2012. Under the new collective bargaining agreement, we and the Union agreed to the scope of work of the employees, hours of work, increases in wages, benefits, vacation time, sick leave and other customary terms. The new collective bargaining agreement also specifies grievance procedures should any disputes arise between us and any of our represented employees.
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
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website (or the third-party websites accessible through the hyperlinks) are not, and shall not be deemed to be, incorporated into this report.
Item 1A. Risk Factors
     In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
Risks Related to Our Business
Each of our products is sold to only one customer.
     In 2007, a single customer, BP Chemicals, accounted for 100% of our acetic acid revenues while another customer, BASF, accounted for 100% of our plasticizers revenues. The termination of one or both of these long-term contracts, or a material reduction in the amount of product purchased under our acetic acid Production Agreement, could materially adversely affect our overall business, financial condition, results of operations or cash flows.
Our ability to expand the capacity of our acetic acid production facility is limited by the current inability to obtain sufficient quantities of carbon monoxide.
     Carbon monoxide is one of the principal raw materials required for acetic acid production. Currently, all of the carbon monoxide we use in the production of acetic acid is supplied by Praxair from its partial oxidation unit located on land leased from us at our Texas City site. Although our new acetic acid reactor installed in 2003 is capable of producing up to 1.7 billion pounds of acetic acid annually, Praxair’s partial oxidation unit is not capable of supplying carbon monoxide in quantities sufficient for more than approximately 1.2 billion pounds of annual acetic acid production. The supply of additional quantities of carbon monoxide will likely require the construction of a new supply pipeline, which will require numerous third party and regulatory consents, or an expansion of the Praxair partial oxidation unit. An expansion of the Praxair partial oxidation unit may not be cost effective and we may not be able to contract for the supply of carbon monoxide in quantities sufficient to increase our annual acetic acid production above 1.2 billion pounds. Furthermore, the construction of a supply pipeline may require a substantial period of time.
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
     Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing and marketing of chemical products. These hazards include:
•	pipeline or storage tank leaks and ruptures, explosions and fires;

•	severe weather and natural disasters;

•	mechanical failures, unscheduled downtimes, labor difficulties and transportation interruptions;

•	environmental remediation complications; and

•	chemical spills and discharges or releases of toxic or hazardous substances or gases.
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
     We maintain insurance coverage at levels that we believe are reasonable and typical for our industry, portions of which are provided by a captive insurance company maintained by us and a few other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Accordingly, our insurance coverage may be inadequate for any given risk or liability, such as property damage suffered in hurricanes or business interruption incurred from a loss of our supply of electricity or carbon monoxide. In addition, our insurance companies may be incapable of honoring their commitments if an unusually high number of claims are concurrently made against their policies. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may not be able to renew our existing insurance coverages at commercially reasonable rates and our existing coverages may not be adequate to cover future claims that may arise.

     In addition, concerns about terrorist attacks, as well as other factors, have caused significant increases in the cost of our insurance coverage. We have determined that it is not economically prudent to obtain terrorism insurance and we do not carry terrorism insurance on our property at this time. In the event of a terrorist attack impacting one or more of our production units, we could lose the production and sales from one or more of these facilities, and the facilities themselves, and could become liable for contamination or personal injury or property damage from exposure to hazardous materials caused by a terrorist attack. Such loss of production, sales, facilities or incurrence of liabilities could materially adversely affect our business, financial condition, results of operations or cash flows.
Terrorist attacks, the current military action in Iraq, general instability in various OPEC member nations and other attacks or acts of war in the United States and abroad may adversely affect the markets in which we operate.
     Terrorist activities and the current military action in Iraq have contributed to instability in the United States and other financial markets and have led, and may continue to lead, to further armed hostilities, prolonged military action in Iraq or further acts of terrorism in the United States or abroad, which could cause further instability in the financial markets and in the markets for our products. Current regional tensions and conflicts in various OPEC member nations, including the current military action in Iraq, have caused, and may continue to cause, increased raw materials costs, specifically raising the prices of oil and gas, which are used in our operations or affect the prices of our raw materials. Furthermore, terrorist activities and other events or developments in any of these areas may result in reduced demand from our customers for our products. These developments could subject our operations to increased risks and, depending on their magnitude, could have a material adverse effect on our business, financial condition, results of operations or cash flows.
New regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.
     Chemical manufacturing facilities may be at greater risk of terrorist attacks than other potential targets in the United States. As a result, the chemical industry has responded to these issues by starting new initiatives relating to the security of chemicals industry facilities and the transportation of hazardous chemicals in the United States. Simultaneously, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals. Our business or our customers’ businesses could be adversely affected by the cost of complying with new security regulations.
We are subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.
     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our operations could result in violations of environmental laws, including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, we could incur material costs. Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials. Based on available information, we believe that the costs to investigate and remediate known contamination will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, if significant previously unknown contamination is discovered, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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

Approximately 38% of our employees are covered by a collective bargaining agreement that expires on May 1, 2012. Disputes with the Union representing these employees or other labor relations issues may negatively affect our business.
     As of December 31, 2007, we had 248 employees, of whom approximately 38% (all of our hourly employees at our Texas City site) were represented by the Union, and are covered by a collective bargaining agreement which expires on May 1, 2012. Although we believe our relationship with our hourly employees is generally good, we locked out these employees for 16 weeks in 2002 and our hourly employees engaged in a one-week strike in 2004, in both cases in connection with efforts to reach new collective bargaining agreements. Future strikes or other labor disturbances could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
     Prior to our emergence from bankruptcy in 2002, we eliminated our holding company structure by merging Sterling Chemicals Holdings, Inc. with and into us. We believe that this merger qualifies as a tax-free reorganization pursuant to Section 368(a)(1)(G) of the Internal Revenue Code (commonly referred to as a “G Reorganization”) for United States federal income tax purposes. However, a judicial determination that this merger did not qualify as a G Reorganization would result in additional federal income tax liability which could materially adversely affect our business, financial condition, results of operations or cash flows.
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

Risks Relating to Our Indebtedness
Our leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our indebtedness.
     As of December 31, 2007, we had total long-term debt of $150.0 million (consisting of outstanding principal on our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes). The terms and conditions governing our indebtedness, including our notes and our revolving credit facility:
•	require us to dedicate a substantial portion of our cash flow from operations to service our existing debt service obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenditures;

•	increase our vulnerability to adverse general economic or industry conditions and limit our flexibility in planning for, or reacting to, competition or changes in our business or our industry;

•	limit our ability to obtain additional financing;

•	place restrictions on our ability to make certain payments or investments, sell assets, make strategic acquisitions, engage in mergers or other fundamental changes and exploit business opportunities; and

•	place us at a competitive disadvantage relative to competitors with lower levels of indebtedness in relation to their overall size or less restrictive terms governing their indebtedness.
     Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. We cannot be certain that our earnings will be sufficient to allow us to pay the principal and interest on our debt, including our Secured Notes, and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, including our Secured Notes, sell assets, borrow more money or raise equity. We may not be able to refinance our debt, sell assets, borrow more money or raise equity on terms acceptable to us, if at all. Further, failing to comply with the financial and other restrictive covenants in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could materially adversely affect our business, financial condition, results of operations or cash flows.
Any failure to meet our debt obligations could harm our business, financial condition, results of operations or cash flows.
     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payments of interest or principal on our debt in the future, including payments on our Secured Notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.
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
     Resurgence Asset Management, L.L.C. and its and its affiliates’ managed funds and accounts (collectively, “Resurgence”) own in excess of 99% of our preferred stock and over 60% of our common stock, representing ownership of over 84% of the total voting power of our equity. The interests of Resurgence may differ from our other stockholders and Resurgence may vote their interests in a manner that may adversely affect our other stockholders. Through their direct and indirect interests in us, Resurgence is in a position to influence the outcome of most matters requiring a stockholder vote. This concentrated ownership makes it less likely that any other holder or group of holders of common stock would be able to influence the way we are managed or the direction of our business. These factors also may delay or prevent a change in our management or voting control.
Our preferred stock pays a quarterly stock dividend that is dilutive to the holders of our common stock.
     Our shares of preferred stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of preferred stock. Our shares of preferred stock are convertible at the option of the holder into shares of our common stock and vote as if so converted on all matters presented to the holders of our common stock for a vote. Consequently, each dividend paid in additional shares of our preferred stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of equity owned by Resurgence. In 2007, we issued an additional 695.874 shares of our preferred stock (which is convertible into 695,874 shares of our common stock) in dividends, which represents 9.1% of the current total voting power of our equity securities.
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
Item 2. Properties
     Our petrochemicals site is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We own all of the real property which comprises our Texas City site and we own the acetic acid, plasticizers and styrene manufacturing facilities located at the site. We also lease a portion of our Texas City site to Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies who could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We own 73 railcars and, at our Texas City site, we have facilities to load and unload our products and raw materials in ocean-going vessels, barges, trucks and railcars.
     Substantially all of our Texas City, Texas site, and the tangible properties located thereon, are subject to a lien securing our obligations under our Secured Notes.
     We lease the space for our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas.
     We believe our properties and equipment are sufficient to conduct our business.
Item 3. Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, the plaintiffs have added two additional defendants to this lawsuit. In addition, we and some of the other defendants have brought Kinder-Morgan into this lawsuit as a third-party defendant. The plaintiffs are seeking in excess of $32 million in alleged compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible which was met in January 2008. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid Production Agreement with BP Chemicals. Under the Production Agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas.” Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until July 1, 2006, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas can be used in our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006 and 2007, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The parties have abated the arbitration proceedings while they attempt to reach a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the disputed credit through that date, and has continued and will continue to pay 50% of the disputed amount each month during the period of negotiation. As of December 31, 2007, the disputed amount is $5.6 million and we have received payments totaling $2.7 million. We are not recording any revenue related to any portion of the disputed amount until the matter is resolved. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, either party may reinstate the arbitration process at any time after August 1, 2007. If the arbitration is reinstated and an award is made, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid Production Agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the on-going settlement negotiations over the blend gas issue, we are discussing an extension of the term of the acetic acid Production Agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs seek to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. We moved to dismiss the plaintiffs’ claims in their entirety on July 6, 2007, based on the rejection of the asset purchase agreement in our bankruptcy case. However, the court denied our motion to dismiss, motion for reconsideration and our request to allow us to take an interlocutory appeal. Discovery in this matter is in its beginning stages and we are vigorously defending this action. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.

     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also names certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen does not allege a specific amount of money damages in the lawsuit but has asked the court to enforce certain MOU provisions which expired on March 1, 2008. Gulf Hydrogen alleges that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. We are vigorously defending this lawsuit, which we believe is completely without merit. We also intend to file counterclaims against Gulf Hydrogen and its principals for damages resulting from their conduct.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock, par value $0.01 per share, is currently quoted on the Over-the-Counter, or OTC, Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SCHI.” The following table contains information about the high and low sales prices per share of our common stock for the last two years. Information about OTC Electronic Bulletin Board bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Quotations on the OTC Electronic Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007 High	$12.75	$26.00	$24.75	$23.00
Low	$8.55	$10.98	$17.25	$17.00

2006 High	$11.50	$15.00	$14.90	$15.00
Low	$10.00	$10.25	$13.10	$12.48
The last reported sale price per share of our common stock as reported on the OTC Electronic Bulletin Board on March 21, 2008 was $16.00. As of March 21, 2008, there were 308 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
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
Equity Compensation Plan
     Under our 2002 Stock Plan, officers, key employees and consultants, as designated by our Board of Directors or Compensation Committee, may be issued stock options, stock awards, stock appreciation rights or stock units. Our 2002 Stock Plan is administered by our Board of Directors, in consultation with our Compensation Committee, and may be amended or modified from time to time by our Board of Directors in accordance with its terms. Our Board of Directors or Compensation Committee determines the exercise price of stock options, any applicable vesting provisions and other terms and provisions of each grant in accordance with our 2002 Stock Plan. Options granted under our 2002 Stock Plan become fully exercisable in the event of the optionee’s termination of employment by reason of death, disability or retirement, and may become fully exercisable in the event of a “change of control.” No option may be exercised after the tenth anniversary of the date of grant or the earlier termination of the option. We have reserved 363,914 shares of our common stock for issuance under the 2002 Stock Plan (subject to adjustment). On February 11, 2003, we granted certain of our officers and key employees options to purchase 326,000 shares of our common stock under our 2002 Stock Plan at an exercise price of $31.60 per share, 15,833 of which have been exercised and 92,167 of which have lapsed or expired without being exercised. On November 5, 2004, we granted one of our officers options to purchase 27,500 shares of our common stock under our 2002 Stock Plan at an exercise price of $31.60 per share. We have not made any other awards under our 2002 Stock Plan.

     The following table provides information regarding securities authorized for issuance under our 2002 Stock Plan as of December 31, 2007:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in first column
Equity compensation plans approved by security holders (1)	245,500	$31.60	118,414

Equity compensation plans not approved by security holders	—	—	—

Total	245,500	$31.60	118,414

(1)	Our 2002 Stock Plan was authorized and established under our Plan of Reorganization, which became effective on December 19, 2002. Our Plan of Reorganization provided that, without any further act or authorization, confirmation of our Plan of Reorganization and entry of the confirmation order was deemed to satisfy all applicable federal and state law requirements and all listing standards of any securities exchange for approval by the board of directors or the stockholders of our 2002 Stock Plan. No additional stockholder approval of our 2002 Stock Plan has been obtained.
Performance Graph
     The following performance graph compares our cumulative total stockholder return on shares of our common stock for a four-year period with the cumulative total return of the Standard & Poor’s 500 Stock Index, or the S & P 500 Index, and the Standard & Poor’s Diversified Chemicals Index, or the S & P Chemicals Index. The graph assumes the investment of $100 on December 31, 2002 in shares of our common stock, the S & P 500 Index and the S & P Chemicals Index and the reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Chemicals Inc., The S&P 500 Index
And The S&P Diversified Chemicals Index
* $ 100 invested on 1/3/03 in stock or on 12/31/02 in index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

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

		Year ended	Year ended	Year ended	Year ended
	Year ended	December 31,	December 31,	December 31,	December 31,
	December 31,	2006	2005	2004	2003
	2007	(1)	(1)	(1)	(1)
	(In Thousands, Except Per Share Data)
Operating Data(2):

Revenues	$811,326	$665,923	$641,886	$655,353	$518,772

Gross profit (loss)	9,574	11,205	(11,248)	22,344	23,790

Income (loss) from continuing operations(3)	(16,535)	(104,662)	(18,508)	(39,881)	1,270

Loss from discontinued operations(4)	(2,393)	(997)	(11,060)	(22,763)	(15,469)

Per Share Data:

Net loss attributable to common stockholders	$(12.90)	$(41.52)	$(16.46)	$(27.08)	$(8.38)

Net loss from continuing operations attributable to common stockholders	(12.05)	(41.17)	(12.55)	(19.02)	(2.90)

Cash dividends	—	—	—	—	—

Ratio of earnings to fixed charges(5)	—	—	—	—	1.1

Balance Sheet Data:

Working capital(6)	$166,214	$96,680	$76,605	$106,767	$137,412

Total assets	306,444	245,823	386,594	473,553	550,503

Long-term debt	150,000	100,579	100,579	100,579	100,579

Redeemable preferred stock(7)	99,866	82,316	70,542	53,559	39,701

Stockholders’ equity (deficiency in assets)(8)	(74,087)	(48,575)	58,045	107,813	185,029

(1)	We have restated our consolidated financial statements and selected financial data for the fiscal years ended December 31, 2006, 2005, 2004 and 2003. For further information, see Note 16 to the Consolidated Financial Statements found in Item 8. “Financial Statements and Supplementary Data.”

(2)	On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA. On November 13, 2007, we announced that we were exiting the styrene business to pursue other strategic initiatives. Due to the shut down of our styrene plant, we will report the operating results of our former styrene business as discontinued operations in our consolidated financial statements in the first quarter of 2008 when these operations have ceased. The revenues and gross losses from our styrene operations are summarized below:

	2007	2006	2005	2004	2003

Revenues	$681,513	$524,664	$513,788	$529,729	$408,823

Gross loss	(16,468)	(15,510)	(30,277)	136	8,953

(3)	During 2006, we recorded a $127.7 million impairment charge to our styrene assets and a related deferred tax benefit of $45 million. This tax benefit was offset by deferred tax expense of $28 million in connection with the recording of a valuation allowance against our deferred tax assets. During 2004, we recorded a $48.5 million goodwill impairment charge. Also during 2004, we recorded a pension curtailment gain of $13 million.

(4)	During 2005, we announced that we were exiting the acrylonitrile business and related derivatives operations. During 2004, we recorded a $22 million pre-tax impairment charge related to our acrylonitrile long-lived assets. Loss from discontinued operations during 2007 and 2006 reflects costs associated with the dismantling of our acrylonitrile unit.

(5)	Additional pre-tax earnings needed to achieve a 1:1 ratio for the years ended December 31, 2007, 2006, 2005 and 2004 were $22.4 million, $120.1 million, $30.2 million and $33.6 million, respectively.

(6)	Working capital as of December 31, 2007, 2006, 2005, 2004 and 2003 includes net assets (liabilities) of discontinued operations of $(0.3) million, $(0.2) million, $(2) million, $55 million and $57 million, respectively.

(7)	Our Series A Preferred Stock is not currently redeemable or probable of redemption. If our Series A Preferred Stock had been redeemed as of December 31, 2007, the redemption amount would have been approximately $83.9 million. The liquidation value of our Series A Preferred Stock as of December 31, 2007 is $66.1 million.

(8)	The balance as of December 31, 2006 includes a change in stockholders’ equity (deficiency in assets) of $6.8 million (net of tax) due to the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
     We have restated our previously issued consolidated financial statements for the years ended December 31, 2006 and 2005 for the matters discussed more fully in Note 16 to the consolidated financial statements included in this Form 10-K. The restatement also required the restatement of previously issued Quarterly Financial Data for 2007 and 2006 presented in the Supplemental Data at the end of Item 8 in this Form 10-K and the restatement of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Business
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products throughout the world. We currently operate in three segments: acetic acid, plasticizers and styrene.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. Pursuant to a long-term contract, or Production Agreement, that began in 1986 and extends to 2016, all of our acetic acid production is sold to BP Amoco Chemical Company, or BP Chemicals, and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. Prior to August 2006, BP Chemicals also paid us a set monthly amount. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production. Pursuant to the terms of this Production Agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals is no longer required to pay us the set monthly amount that we had received prior to that time. However, this change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production. We believe that we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business are divided. We initially pay for 100% of the capital expenditures and then invoice BP Chemicals for its portion. The net amount represents our basis in the property, plant and equipment, which is capitalized and depreciated over its useful life. Acetic acid production has two major raw materials requirements — methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the carbon monoxide we use in the production of acetic acid is supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our site in Texas City, Texas.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Under our agreement with BASF, they provide us with most of the required raw materials, market the plasticizers we produce and are obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     Until early 2008 our primary products also included styrene. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Over the last five years, we had generated approximately $31 million of cumulative negative cash flows from our styrene operations, and we anticipated negative cash flows from our styrene operations for the foreseeable future. Due to the current and future expected market conditions for styrene discussed in greater detail below, we explored several possible strategic transactions involving our styrene business and, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under the supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option, based on a full-cost formula. In November 2007, the styrene supply agreement with NOVA, which was subsequently assigned by NOVA to INEOS NOVA LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement to become effective and triggered a $60 million payment obligation to us, which was paid by INEOS NOVA in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. Once the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007, and in response we exercised our right to terminate the supply agreement and permanently shut down our styrene plant. As a result of our decision to permanently shut down our styrene plant, we expect to incur closure costs of $10 million to $15 million and we will have no future cash flows from our styrene operations except for liquidation of our working capital and any potential plant salvage value. For a description of this agreement and its effect on our business, see “Recent Developments” below.
     We manufacture all of our petrochemicals products at our site in Texas City, Texas. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world. Our Texas City site covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City site also has truck loading racks, weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes.
     Our rated annual production capacity is among the highest in North America for acetic acid. As of December 31, 2007, our annual production capacity was 1.1 billion pounds, which represents 17% of total North American capacity, and in terms of production capacity, makes our acetic acid facility the third largest in North America.
     Our petrochemicals products are generally sold to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world.
     Acetic Acid. The North American acetic acid industry has enjoyed a period of sustained domestic demand growth, as well as substantial export demand. This has led to current North American industry utilization rates of 86% and Tecnon projects utilization rates to increase to over 98% by 2013, although the recent difficulties in the housing and automotive sectors will likely cause reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America in the short term. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important factors.
     There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which permits these companies to control the pace of new capacity additions through the licensing or development of such additional capacity. The limited availability of this technology also creates a significant barrier to entry into the acetic acid industry by potential competitors.
     Global production capacity of acetic acid, as of December 31, 2007, was approximately 24 billion pounds per year, with current North American production capacity at approximately 7 billion pounds per year. The North American acetic acid market is mature and well developed and is dominated by four major producers that account for over 94% of the production capacity of acetic acid in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of total demand. Annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010, although the recent difficulties in the housing and automotive sectors will likely cause reduced demand for vinyl acetate monomer in North America in the short term. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
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

     Plasticizers. Historically, we produced ethylene-based linear plasticizers, which typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. However, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. One of the raw materials for linear plasticizers is a product known as linear alpha-olefins. Over the last few years, the price of linear alpha-olefins has increased sharply as supply has declined, which has caused many consumers to switch to lower cost branched products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term. As a result, we modified our plasticizers facilities during the third quarter of 2006 to produce lower cost branched plasticizers products.
     In 2005, BP Chemicals announced the permanent closure of its linear alpha-olefins production facility in Pasadena, Texas, the primary source of supply of this feedstock to the oxo-alcohols production unit at our plasticizers facility. After pursuing various alternative uses for our oxo-alcohols unit, we were unable to secure an alternative use for this facility. As a result, we permanently shut down our oxo-alcohols production unit on July 31, 2006. Due to the closure of our oxo-alcohols unit and our conversion to the production of branched plasticizers, the phthalate esters production unit at our plasticizers facility now uses oxo-alcohols supplied by BASF that have a different chemical composition. In December 2007, BASF caused the shutdown of our phthalic anhydride, or PA, unit by nominating zero pounds of PA in response to deteriorating market conditions which are not expected to improve in the foreseeable future. We expect future non-discounted cash flows from BASF, derived over the term of the PA contract, to be greater than the net book value of the long-lived assets associated with the PA unit, which have a value of $7.3 million as of December 31, 2007. This shutdown will not have a material adverse affect on our financial conditions or results of operations.
     Styrene. The North American styrene industry is currently in a protracted down cycle, primarily as a result of over-supply. This extended down cycle resulted from two major developments. Initially export demand, which historically has represented over 20% of North American production capacity, has significantly diminished. In recent months, U.S. styrene producers have seen an increase in styrene exports, largely due to delays in the start up of announced new capacity in the Middle East. However, this increase is expected to reverse itself after the styrene plant being constructed in Al Jubail, Saudi Arabia is completed, which is currently expected to occur later in 2008. Regional cost pressures, in addition to new production capacity being added in Asia and the Middle East, have made it difficult for North American producers to compete in these export markets on a continuous basis. In addition, a significant amount of styrene capacity has been added globally over the past five to ten years by producers of propylene oxide using so-called PO-SM technology, which produces styrene as a co-product. Propylene oxide is a key intermediate in the production of polyurethane, and polyurethane demand growth has been significantly greater than demand growth for styrene, exacerbating the over-supply of styrene. During periods of over-supply, production rates for styrene producers decrease significantly. When production rates are low, unit production costs increase due to the allocation of fixed costs over a lower production volume and a reduction in the efficiency of the manufacturing unit, both in energy usage and in the conversion rates for raw materials. Compounding these cost impacts, prices for the principal styrene raw materials, benzene and ethylene, are currently near historical highs, putting pressure on margins on styrene sales even though styrene contract prices are at near historic highs.
     Over the last five years, China has been the driver for growth in styrene demand, representing approximately 75% of the world’s styrene demand growth in that period. Historically, we positioned ourselves to take advantage of peaks in the Asian styrene markets, with a large portion of our styrene capacity not being committed under long-term arrangements. However, over the last several years, relatively high benzene and domestic natural gas prices have significantly limited our ability to sell styrene into the Asian markets, and high styrene prices have reduced styrene global demand growth rates. In addition, several of our competitors announced their intention to build new styrene production units outside the United States, further complicating our ability to sell styrene into the Asian markets. In 2006, our competitors added 2.6 billion pounds of new styrene capacity in Asia and an additional 1.6 billion pounds in 2007. The remaining announced construction projects are scheduled to start up in 2008 and beyond. If and when these new units are completed, we anticipate more difficult market conditions, especially in the export markets, until the additional supply is absorbed by growth in styrene demand or significant capacity rationalization occurs.
     Chemical Market Associates, Inc., or CMAI, currently is projecting no additional capacity increases in North America through 2010, with operating rates reaching a trough of 75% in 2007, and less than 80% operating rates projected through 2010, without any further industry restructuring. Although we believe an improved North American industry outlook is possible, this largely depends on a significant industry restructuring. Previously, styrene and polystyrene industry participants, including The DOW Chemical Company and NOVA Chemicals, have announced a desire to seek transactions which would restructure the North American styrene and polystyrene industries, thereby improving the balance of supply and demand in North America. More recently, on October 1, 2007, NOVA Chemicals expanded its European joint venture with INEOS to include North American styrene and solid polystyrene assets, and

The DOW Chemical Company announced on April 10, 2007, that it had signed a non-binding memorandum of understanding with Chevron Phillips Chemical Co. to form a joint venture involving selected styrene and polystyrene assets of the two companies in North America and South America.
Recent Developments
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA. Under the supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option, based on a full-cost formula. In November 2007, the styrene supply agreement with NOVA, which was subsequently assigned by NOVA to INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement to become effective and triggered a $60 million payment obligation to us, which was paid by INEOS NOVA in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. Once the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007, and in response we exercised our right to terminate the supply agreement and permanently shut down our styrene plant. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also subject to a long-term commitment to not reenter the styrene business for a period of time. The closure costs of the styrene facility are expected to be between $10 million and $15 million. These expected costs include $4 million to $5 million in severance payments for workforce reductions and $6 million to $10 million in inventory disposal costs for inventory produced subsequent to September 30, 2007. Severance costs have not been accrued in the consolidated balance sheets as we have not met the requirement to accrue a liability under Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (as amended);” in addition, we are currently evaluating business alternatives at our Texas City facility, and if successful, some portion of the severance costs may not occur. The inventory disposal costs are not accrued in the consolidated balance sheet as we are not legally obligated to incur them, and therefore, these expected costs do not represent asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations.” Approximately $1 million of these costs were expensed during the fourth quarter of 2007, with the balance expected to be expensed during 2008. The cash flow impact of these costs will be offset by approximately $90 million expected from the monetization of styrene-related working capital by the end of the first quarter of 2008. We recorded an impairment charge of $4 million (before taxes) during the fourth quarter of 2007 related to incomplete capital projects associated with our styrene operations.
     Unless certain strategic initiatives being pursued are implemented, we anticipate reducing our workforce over the next nine months in connection with our exit from the styrene business. This reduction of workforce would result in severance costs of between $4 million and $5 million. In an effort to mitigate these disruptions, reduce costs and add value to our Texas City site, we are actively engaged in third-party discussions regarding strategic initiatives that would require the services of many of our dedicated styrenics employees. If one or more of these strategic initiatives are consummated over the next few months, the reduction to our workforce, the amount of severance payments and the other styrene business closure costs could be reduced.
Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives. Our acrylonitrile and derivatives businesses had sustained losses in recent years and had been shut down since February of 2005. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we have reported the operating results of these businesses as discontinued operations in our consolidated financial statements.
     We operated our styrene manufacturing unit through early December, as we completed our production of inventory and exhausted our raw materials and purchase requirements. In 2008, significant effort was put forth for a number of activities including; selling styrene and co-products from our inventory, shipping product to customers, billing and collecting for sales activity and decommissioning and decontamination of the styrene production facility and related tanks and storage areas. Our styrene-related personnel continue to work in and support the styrene business by performing activities necessary to sell the remaining products (including marketing, fulfillment of sales orders and delivery of product) and to permanently shut down and decommission the unit. We have not developed plans for a reduction in workforce at this time as we hope to transition these employees to new business ventures after their work in styrene is complete. Our last sale of styrene was made in January 2008 and sales of by-products have continued through the first quarter of 2008. Additionally, we expect significant cash flow from operations to be generated from the collection of styrene-related accounts receivable during the first quarter of 2008.
     Accordingly, consistent with the guidance EITF Abstracts, Topic No. D-104 “Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144”, we will report the operating results of the styrene business as discontinued operations in our consolidated financial statements beginning in the first quarter of 2008. The revenues for the styrene operations for the years ended December 31, 2007, 2006 and 2005 were $681.5 million, $524.7 million and $513.8 million, respectively.
Results of Operations
     The following table sets forth revenues, gross profit (loss) and net loss from continuing operations for 2007, 2006, and 2005:

	Year ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Revenues	$811,326	$665,923	$641,886

Gross profit (loss)	9,574	11,205	(11,248)

Loss from continuing operations	(16,535)	(104,662)	(18,508)
Comparison of 2007 to 2006
Revenues and loss from continuing operations
     Our revenues were $811.3 million in 2007, an increase of 22% over the $665.9 million in revenues we recorded in 2006. This increase in revenues resulted primarily from an increase in styrene sales volumes, largely attributable to our styrene unit having been shut down in the first quarter of 2006 to repair the damage caused by a fire that occurred in the unit in September 2005, and increased acetic acid revenues. The increased revenues from styrene and acetic acid sales in 2007 was partially offset by a decrease in plasticizers sales in 2007 due to the shutdown of our oxo-alcohols facility in 2006. We recorded a net loss from continuing operations of $16.5 million in 2007, compared to the net loss from continuing operations of $104.7 million in 2006. The improvement in 2007 versus 2006 was due in large part to the $127.7 million impairment charge to our styrene assets that we recorded in the fourth quarter of 2006.
     Revenues from acetic acid operations were $100.8 million in 2007, a 4% increase from the $96.7 million in revenues we recorded from these operations in 2006. The increase in acetic acid revenues in 2007 resulted from increased profit sharing revenue and an increase in cost reimbursements received from our customer. Gross profit from our acetic acid operations decreased $2.5 million during 2007 compared to 2006. This decrease was due to the impact of the blend gas dispute with BP Chemicals discussed in Part I, Item 3. “Legal Proceedings” along with the absence of a one-time $2.4 million utility cost reimbursement in 2006, partially offset by the $3.4 million favorable impact (year-over-year) of the previously discussed conversion to higher profit sharing under the Production Agreement that occurred in August 2006.
     Revenues from plasticizers operations were $28.1 million in 2007, a 37% decrease from $44.5 million in revenues we recorded from these operations in 2006. This decrease in revenue in 2007 was primarily due to the permanent shut down of our oxo-alcohols unit in the second half of 2006. Gross profit for our plasticizers operations increased $1.7 million in 2007 primarily due to an increase in cost reimbursements received from our customer, partially offset by decreased revenue.
     Revenues from our styrene operations were $681.5 million in 2007, a 30% increase over the $524.7 million in revenues we recorded from the operations in 2006. Direct sales prices for styrene increased 6% from those realized during 2006. Spot prices for styrene, a component of our direct sales prices, ranged from $0.53 to $0.60 per pound during 2007 compared to $0.45 to $0.60 per pound during 2006. This increase in revenues resulted primarily from an increase in our styrene sales volumes, largely attributable to our styrene unit having been shut down in the first quarter of 2006 to repair damage caused by a fire that occurred in the unit in September 2005. As our styrene production facility was already shut down in the first quarter of 2006 to repair the damage caused by the September 2005 fire, we decided to perform our normal recurring styrene turnaround earlier than planned. As we expense the costs of turnarounds as they are incurred, we recorded approximately $9 million of expenses associated with this turnaround of our styrene unit during the first quarter of 2006. During 2007, prices for benzene and ethylene, the two primary raw materials required for styrene production, increased 8% and 26%, respectively, from the prices we paid for these products in 2006. Average costs for natural gas, another major component in the cost of manufacturing styrene, increased 9% during 2007 compared to average natural gas costs during 2006. Margins on our styrene sales in 2007 decreased $2.8 million from those realized in 2006, primarily due to increased raw material prices in 2007 combined with our write-down of inventory in December 2007 due to the anticipated shutdown of the styrene unit, offset by the reduced depreciation during 2007 of approximately $12 million resulting from the impairment discussed below. During the fourth quarter of 2006, we performed an asset impairment analysis on our styrene production unit. This analysis was performed due to recent industry forecasts, forecasted negative cash flow generated by our styrene business over the next few years and the uncertainty surrounding the ability of the North American styrene industry to successfully restructure. Our management determined that a triggering event, as defined in SFAS No. 144, had occurred and an asset impairment analysis was performed. We analyzed the undiscounted cash flow stream from our styrene business over the next seven years, which represented the remaining book life of our styrene assets, and compared it to the $127.7 million net book carrying value of our styrene unit and related assets. This analysis showed that the undiscounted projected cash flow stream from our styrene business was less than the net book carrying value of our styrene unit and related assets. As a result, we performed a discounted cash flow analysis and subsequently concluded that our styrene unit and related assets were impaired and should be written down to zero. This write-down caused us to record an impairment of $127.7 million in December 2006.
Selling, general & administrative expenses
     Our selling, general and administrative expenses were $11.8 million in 2007, compared to $8.3 million in 2006. This increase in 2007 was largely due to the incurrence of over $1 million for professional fees in connection with our pursuit of potential new business opportunities and severance expense of $0.6 million.
Impairment of long-lived assets
     In 2007, we recorded $4.3 million for the impairment of long-lived assets related to the shut down of our styrene unit. During the fourth quarter of 2006, we performed an asset impairment analysis on our styrene production unit and subsequently concluded that our styrene unit and related assets were impaired, which resulted in an impairment of $127.7 million in December 2006.
Other expense (income)
     Other income was $0.2 million in 2007, compared to $15.7 million for 2006. The other income recorded in 2007 was $1.1 million for amortization of deferred income relating to the $60 million paid to us by NOVA under the styrene supply agreement and related rail car purchase and sale agreement discussed above offset by other expense of $0.8 million for the write-down of our cost-method investment in an e-commerce commodity trading business to its fair value of less than $0.2 million after receiving notice of a distribution pursuant to the pending sale of the business. The other income recorded in 2006 primarily consisted of the settlement of claims and payments received under our property damage and business interruption insurance policies related to the fire that occurred in our styrene unit in September 2005.
Interest and debt related expenses, net of interest income
     Our interest expense was $15.7 million in 2007 and $10.1 million in 2006. The increase in 2007 was associated with higher debt levels after our debt refinancing that occurred in the first quarter of 2007, partially offset by a $1.0 million increase in interest income received as a result of higher average cash balances.
Provision (benefit) for income taxes
     During 2007, our effective tax rate was negative 23% compared to 12% in 2006. Income tax benefit of $5.5 million in 2007 represents a $5.9 million tax benefit offset by $0.4 million of federal alternative minimum tax and less than $0.1 million of state income taxes. The 2007 effective rate of negative 23% resulted in a decrease in the valuation allowance for other comprehensive income adjustments related to amendments to our benefit plans and a full valuation allowance recorded against our 2007 net loss. In 2006, the effective rate was impacted by a $28 million increase in our valuation allowance as a result of our analysis of the recoverability of our deferred tax assets at December 31, 2006. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2007, our valuation allowance was

$36.2 million, an increase of $6.6 million from December 31, 2006, which resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2007.
Comparison of 2006 to 2005
Revenues and loss from continuing operations
     Our revenues were $665.9 million in 2006, an increase of 4% over the $641.9 million in revenues we recorded in 2005. This increase in revenues resulted primarily from an increase in acetic acid and styrene sales prices. Gross profit increased to $11.2 million during 2006 from a gross loss of $11.2 million in 2005. We recorded a net loss from continuing operations of $104.7 million in 2006, compared to the net loss of $18.5 million we recorded in 2005. This increase in net loss was primarily due to the $127.7 million impairment charge to our styrene assets that we recorded in 2006.
     Revenues from acetic acid operations were $96.7 million in 2006, a 12% increase over the $86.1 million in revenues we recorded from these operations in 2005. This increase in revenues was primarily due to increases in sales prices. Gross profit from our acetic acid operations increased $5.0 million during 2006 compared to 2005. The increase in gross profit was due to increased sales volumes and sales margins during 2006, a one-time utility cost reimbursement of $2.4 million; along with the $1.3 million favorable impact of the previously discussed conversion to higher profit sharing under the Production Agreement that occurred in August 2006, partially offset by the impact of the blend gas dispute with BP Chemicals discussed in Part I, Item 3. “Legal Proceedings”.
     Revenues from plasticizers operations were $44.5 million in 2006, a 6% increase over the $42.0 million in revenues we recorded from these operations in 2005. This increase was primarily due to increases in cost reimbursements received from our customer. Gross profit for our plasticizers business was essentially unchanged between these two periods.
     Revenues from our styrene operations were $524.7 million in 2006, an increase of 2% over the $513.8 million in revenues we recorded in 2005. Direct sales prices for styrene increased 10% from those realized during 2005. Spot prices for styrene, a component of our direct sales prices, ranged from $0.45 to $0.60 per pound during 2006, compared to $0.44 to $0.62 per pound during 2005. Our total sales volumes for styrene in 2006 were 7% lower than in 2005. Gross loss from our styrene operations improved $14.8 million during 2006 compared to 2005. This improvement was primarily due to the increase in revenues discussed above partially offset by increases in raw material costs and the impact of Hurricane Rita and the resulting fire in our styrene facility in 2005. During 2006, prices for benzene, one of the primary raw materials required for styrene production, increased 10% over the prices we paid for benzene in 2005, and prices for ethylene, the other primary raw material required for styrene production, increased 2% over the prices we paid for ethylene in 2005. Average costs for natural gas, another major component in the cost of manufacturing styrene, decreased 13% during 2006 compared to average natural gas costs during 2005. Margins on our styrene sales in 2006 increased from those realized in 2005, primarily due to slightly improved market conditions. Due to decreasing benzene and styrene prices from December 2005 to January 2006, a lower-of-cost-or-market adjustment was recorded totaling $2.7 million as of December 31, 2005. No such adjustment was necessary as of December 31, 2006. During the fourth quarter of 2006, we performed an asset impairment analysis on our styrene production unit. This analysis was performed due to recent industry forecasts, forecasted negative cash flow generated by our styrene business over the next few years and the uncertainty surrounding the ability of the North American styrene industry to successfully restructure. This analysis led us to conclude that our styrene assets should be written down to zero. This write-down caused us to record an impairment of $127.7 million in December 2006.
Other expense (income)
     We recorded other income of $15.7 million in 2006, which primarily consisted of the recognition of final settlement of our claims under our property damage and business interruption insurance policies related to the September 2005 fire that occurred in our styrene unit.
Provision (benefit) for income taxes
     During 2006, our effective tax rate was 12% compared to 37% in 2005. This change in the effective rate was the result of a $28 million increase in the valuation allowance during 2006.
Loss from discontinued operations, net of tax
     We recorded a net loss from discontinued operations of $1.0 million in 2006 compared to a loss of $11.1 million in 2005. The $1.0 million loss in 2006 represents closure costs related to our acrylonitrile business, partially offset by asset sales related to that business. The loss of $11.1 million in 2005 included costs of $9.0 million related to our exit from the acrylonitrile and related derivatives businesses.

Liquidity and Capital Resources
     On March 1, 2007, we commenced an offer, or our tender offer, to repurchase all $100.6 million of our outstanding 10% Senior Secured Notes due 2007, or our Old Secured Notes. Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Old Secured Notes, we and Sterling Chemicals Energy, Inc., or Sterling Energy, one of our wholly-owned subsidiaries, and the trustee entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Old Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Old Secured Notes and paid the accrued interest thereon together with the consent fee, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Old Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Old Secured Notes for an aggregate amount equal to $44 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement, or the Purchase Agreement, with respect to the sale of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Energy was also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of the unregistered Secured Notes pursuant to the Purchase Agreement. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U.S. Bank National Association, as trustee and collateral agent. On August 30, 2007, we made an initial filing of an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to cause the registration statement to become effective by December 24, 2007, and complete the exchange offer within 50 days of the effective date of the registration statement. However, as the registration statement was not declared effective by December 24, 2007, the interest rate on our Secured Notes increased by 0.25% per annum on December 25, 2007 and on March 24, 2008, and unless and until the registration statement is declared effective, will increase by an additional 0.25% per annum at the beginning of each subsequent 90-day period if such failure continues, subject to a maximum increase of 1.0% per annum. As such, penalty interest is expected to be between $0.1 million and $0.2 million depending upon the effectiveness date of the registration statement, of which $0.1 million was accrued as of December 31, 2007. All of this additional interest will cease to accrue when the registration statement is declared effective.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our indenture or the holders of at least 25% in principal amount of the outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year, with our first interest payment having been made on October 1, 2007. Additional interest of 0.25% per annum is currently accruing on our outstanding Secured Notes as a result of our failure to have the registration statement declared effective by December 24, 2007, as discussed above. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.

     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Our revolving credit facility had an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, the monetization of accounts receivable and inventory associated with our exit from the styrene business is expected to significantly decrease the borrowing base under our revolving credit facility with the total credit available expected to be between $10 million and $20 million (after giving effect to our outstanding letters of credit) after the collection of outstanding styrene receivables. As of December 31, 2007, there were no loans outstanding under our revolving credit facility, and we had $12 million in letters of credit outstanding, resulting in borrowing availability of $38 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. Our revolving credit facility does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are in compliance with all of the covenants contained in our revolving credit facility.
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $138 million at December 31, 2007, an increase of $47 million compared to our liquidity at December 31, 2006. This increase was primarily due to the $60 million INEOS NOVA payment. We believe that our cash on hand, credit available under our revolving credit facility and the increase in liquidity resulting from the continued working capital reduction due to the shutdown of our styrene plant, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future. We continue to pursue our strategic growth initiatives and are currently exploring opportunities which may require additional capital requirements beyond our contribution of certain of our assets and management expertise and are currently evaluating these projects and their required capital investment. We believe the short payments on the blend gas credit dispute with BP Chemicals which is approximately $0.3 million per month and $5.6 million in the aggregate as of December 31, 2007, have not had nor will have a significant impact on our liquidity.
Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $166.5 million as of December 31, 2007, an increase of $69.7 million from December 31, 2006. This increase in working capital resulted primarily from the $60 million payment received from INEOS NOVA, an increase in accounts receivable and a decrease in current liabilities, partially offset by a decrease in inventories.
Cash Flow
     Net cash provided by our operations was $44.3 million in 2007, compared to the net cash used in our operations of $14.2 million in 2006. This improvement in net cash flow in 2007 was primarily driven by the cash payment received from INEOS NOVA discussed above and a portion of the monetization of the styrene-related working capital as we shut down the styrene unit during the fourth quarter of 2007.
     Net cash flow used in our investing activities was $6.2 million and $7.3 million in 2007 and 2006, respectively. In 2007, the $6.2 million was primarily for capital expenditures, whereas 2006 included insurance proceeds of $2.0 million and proceeds from the sale of fixed assets of $3.0 million, which partially offset the $11.5 million of capital expenditures.
     Net cash provided by financing activities was $41.4 million in 2007 compared to zero in 2006, and was due to our debt refinancing discussed above.
     Net cash used in our operations was $14.2 million in 2006, compared to net cash provided by our operations of $68 million in 2005. This reduction in net cash flow provided by our operations in 2006 was primarily driven by an increase in accounts receivable and inventories due to an increase in styrene production and sales volumes. As of December 31, 2005, styrene production and sales volumes were negatively affected by a fire in our styrene unit which resulted in partial closure of our styrene unit while repairs were being conducted.
     Net cash flow used in our investing activities was $7 million in 2006 and $10 million in 2005. Cash flows from investing activities in 2006 included insurance proceeds of $2 million and proceeds from the sale of fixed assets of $3 million.
     There were no net repayments under our revolving credit facility during 2006 compared to $18 million of net repayments in 2005.
Capital Expenditures
     Our capital expenditures were $6.4 million in 2007, $11.5 million in 2006 and $9.5 million in 2005. Capital expenditures are expected to be approximately $7 million in 2008. These capital expenditures will be primarily for routine safety, environmental and replacement capital.
     Our capital expenditures for environmentally related prevention, containment and process improvements were $0.5 million in 2007 and $2 million in both 2006 and 2005. We anticipate spending approximately $4 million on these types of expenditures during 2008.
Contractual Cash Obligations
     The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1			More than
	year(1)	1-3 years	4-5 years	5 years	Total
	(Dollars in Thousands)
Secured Notes	$—	$—	$—	$150,000	$150,000
Interest payments on debt(2)	15,690	46,638	31,092	23,319	116,739
Operating leases	293	879	513	—	1,685
Purchase obligations(3)	35,000	70,000	64,000	117,000	286,000
Pension and other postretirement benefits	4,458	2,346	2,279	4,959	14,042
Contractual obligations of discontinued operations	325	—	—	—	325

Total(4)(5)	$55,766	$119,863	$97,884	$295,278	$568,791

(1)	Payment obligations under our revolving credit facility are not presented because there were no outstanding borrowings as of December 31, 2007, and interest payments fluctuate depending on the interest rate and outstanding balance under our revolving credit facility at any point in time.

(2)	On December 24, 2007, the interest rate on our Secured Notes increased by 0.25% per annum because our registration statement to exchange our unregistered Secured Notes for registered secured notes having the same terms and conditions had not been declared effective by the SEC, and will increase by an additional 0.25% per annum on March 22, 2008 and at the beginning of each subsequent 90-day period if such failure continues, subject to a maximum increase of 1.0% per annum. As such, penalty interest is expected to be between $0.1 million and $0.2 million depending upon the effectiveness date of the registration statement, of which $0.1 million was accrued as of December 31, 2007.

(3)	For the purposes of this table, we have considered contractual obligations for the purchase of goods or services as agreements involving more than $1 million that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Most of the purchase obligations identified include variable pricing provisions. We have estimated the future prices of these items, utilizing forward curves where available. The pricing estimated for use in this table is subject to market risk.

(4)	Our Series A Preferred Stock is excluded from our contractual cash obligations as it is not currently redeemable or probable of redemption. If the Series A Preferred Stock had been redeemable as of December 31, 2007, the redemption amount would have been approximately $83.9 million. The liquidation value of our Series A Preferred Stock as of December 31, 2007 is $66.1 million.

(5)	Unrecognized tax benefits are not included in the table due to the high degree of uncertainty associated with the realization of our net operating loss carryforward.
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
Revenue Recognition
     We generate revenues through a profit sharing arrangement with respect to our acetic acid operations and these revenues are estimated and accrued monthly. We generate revenues from our plasticizers operations through a tolling agreement. Deferred credits are amortized over the life of the contracts which gave rise to them. As of December 31, 2007 and 2006, we had a balance in deferred income of approximately $70 million and $10 million, respectively. For 2007, the $70 million balance primarily consisted of approximately $59 million of deferred income pertaining to the NOVA supply agreement discussed above that is being amortized using the straight-line method over the contractual non-compete period of five years and is reflected in other income, and $6 million which represents certain payments received for our oxo-alcohol operations, which were part of our plasticizers business, that are being amortized on a straight-line method over the remaining life of the contract of six years. As of December 31, 2006, the $10 million balance in deferred income primarily consisted of $7 million pertaining to the oxo-alcohols payments referred to above. Styrene revenue was recognized from sales in the open market, raw materials conversion agreements and long-term supply contracts at the time the products were shipped and title passed, the price was fixed and determinable and collectibility was reasonably assured. Styrene revenue (and corresponding cost of sales) from raw materials conversion agreements were recognized on a gross basis and does not include raw material components supplied by our customers.
Inventories
     Inventories are carried at the lower-of-cost-or-market value. Cost is primarily determined on a first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. For the years ended December 31, 2007, 2006 and 2005, this comparison led to a lower-of-cost-or-market adjustment of $1.4 million, zero and $2.7 million, respectively. The adjustments in 2007 and 2005 were due to decreasing benzene and styrene prices from December to January during each period. Prior to exiting the styrene business, we entered into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us in connection with these exchange agreements are included in inventory. However, we do not expect to have any significant exchange balances or activity subsequent to 2007.
Preferred stock dividends
     We record preferred stock dividends on our Series A Convertible Preferred Stock, or our Series A Preferred Stock, in our consolidated statements of operations based on the estimated fair value of dividends at each dividend accrual date. Our Series A Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Series A Preferred Stock, and is payable in arrears in additional shares of our Series A Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Series A Preferred Stock is $13,793.11 per share, and each share of Series A Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our redeemable preferred stock in our consolidated balance sheets represents the cumulative balance of the initial fair value at original issuance in 2002 plus the fair value of each of the quarterly dividends paid since issuance.

The fair value of our preferred stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the greater of the liquidation value of the preferred shares being issued or the fair value of the common stock into which the shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are recorded in our consolidated statements of operations, with an offset to redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital. Assumptions utilized in the Black-Scholes model include:

	2007	2006	2005

Risk-free interest rate	3.5%	4.7%	4.4%
Volatility	55.5%	46.2%	50.3%
Dividend yield	—	—	—
Expected term	5.0	5.0	5.0
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If the projected cash flows from the assets are less than the carrying amount, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, impairment is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning.
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2007, our valuation allowance was $36.2 million, an increase of $6.6 million from December 31, 2006, which resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2007. In July 2006, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” or FIN 48, to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. We adopted the provisions of FIN 48 as of January 1, 2007, which had no impact on our accumulated deficit.
Employee Benefit Plans
     We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements. As mentioned below, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of our fiscal year-ended December 31, 2006, we recognized the funded status of our defined benefit postretirement plans in our balance sheet and provided the required disclosures. We also measured the assets and benefit obligations of our defined benefit postretirement plans as of December 31, 2006. The effect of the adoption of SFAS 158 was a reduction in our liabilities of $10 million and a change in stockholders’ equity (deficiency in assets), net of tax, of $7 million.
     Effective July 1, 2007, we froze all accruals under our defined benefit pension plan for our hourly employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result, we recorded a pre-tax curtailment gain of $0.1 million in the second quarter of 2007. During the third quarter of 2007, we approved an amendment (to be effective December 31, 2007) to our postretirement medical plan which ended Medicare-supplemental medical and prescription drug coverage for retirees who are Medicare eligible. This amendment affects the majority of participants currently enrolled in the Sterling Retiree Medical Plan who are either enrolled in Medicare due to disability or because they are 65 or over, and was communicated to the participants during the third quarter of 2007. This plan amendment reduced our other postretirement benefit plan liability by $13 million with a corresponding increase to accumulated other comprehensive income.

Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” Costs of turnarounds are expensed as incurred. As expenses for turnarounds can be significant, the impact of expensing turnaround costs as they are incurred can be material for financial reporting periods during which the turnarounds actually occur. Turnaround costs expensed during 2007, 2006 and 2005 were less than $0.1 million, $10 million and $4 million, respectively.
New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There is a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. We will adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159.  SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and we do not believe it will have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51,” or SFAS No. 160. This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008 and will not have a material impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities ”and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.”

	Expected Maturity Dates
								Fair Value
								December
	2008	2009	2010	2011	2012	Thereafter	Total	31, 2007
	(Dollars in Thousands)
Liability
Secured Notes	$—	—	—	—	—	150,000	$150,000	$152,250
     The fair value of our Secured Notes is based on broker quotes for private transactions.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Sterling Chemicals, Inc.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 (Restated) and 2005 (Restated)	39

Consolidated Balance Sheets as of December 31, 2007 and 2006 (Restated)	40

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency in Assets) for the years ended December 31, 2007, 2006 (Restated) and 2005 (Restated)	41

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	42

Notes to Consolidated Financial Statements	43

Report of Independent Registered Public Accounting Firm	69

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

	Year ended December 31,
		2006 (As Restated,	2005 (As Restated,
	2007	see Note 16)	see Note 16)

Revenues	$811,326	$665,923	$641,886
Cost of goods sold	801,752	654,718	653,134

Gross profit (loss)	9,574	11,205	(11,248)

Selling, general and administrative expenses	11,843	8,347	7,811
Impairment of long-lived assets	4,288	127,653	—
Other income	(225)	(15,724)	—
Interest and debt related expenses (net of interest income of $1,607, $601 and $679, respectively)	15,706	10,079	10,090

Loss from continuing operations before income tax	(22,038)	(119,150)	(29,149)

Benefit for income taxes	(5,503)	(14,488)	(10,641)

Loss from continuing operations	(16,535)	(104,662)	(18,508)

Loss from discontinued operations, net of tax	(2,393)	(997)	(11,060)

Net loss	(18,928)	(105,659)	(29,568)

Preferred stock dividends	17,550	11,774	16,984

Net loss attributable to common stockholders	$(36,478)	$(117,433)	$(46,552)

Loss per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(12.05)	$(41.17)	$(12.55)
Loss from discontinued operations	(0.85)	(0.35)	(3.91)

Net loss per share, basic and diluted	$(12.90)	$(41.52)	$(16.46)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,827,795
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
		2006 (As
		Restated,
	2007	see Note 16)
ASSETS
Current assets:
Cash and cash equivalents	$100,183	$20,690
Accounts receivable, net of allowance of $39 and $367, respectively	85,152	63,289
Inventories, net	20,753	62,078
Prepaid expenses and other current assets	3,129	3,215
Deferred tax asset	5,029	3,044
Assets of discontinued operations	—	20

Total current assets	214,246	152,336

Property, plant and equipment, net	77,677	83,833
Other assets, net	14,521	9,654

Total assets	$306,444	$245,823

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$17,078	$39,123
Accrued liabilities	30,629	16,316
Liabilities of discontinued operations	325	217

Total current liabilities	48,032	55,656

Long-term debt	150,000	100,579
Deferred income tax liability	5,029	—
Deferred credits and other liabilities	77,604	55,847
Commitments and contingencies (Note 9)
Redeemable preferred stock	99,866	82,316
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 20,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	141,174	158,691
Accumulated deficit	(232,542)	(213,614)
Accumulated other comprehensive income	17,253	6,320

Total stockholders’ deficiency in assets	(74,087)	(48,575)

Total liabilities and stockholders’ deficiency in assets	$306,444	$245,823

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
(Amounts in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2004 (As reported)	2,825	$28	$199,408	$(78,387)	$(966)	$120,083
Prior period adjustment (see Note 16)	—	—	(12,270)	—	—	(12,270)

Balance, January 1, 2005 (As restated, see Note 16)	2,825	$28	$187,138	$(78,387)	$(966)	$107,813
Comprehensive loss:
Net loss	—	—	—	(29,568)	—
Other comprehensive loss:
Pension adjustment, net of tax of $(1,846)	—	—	—	—	(3,373)
Comprehensive loss						(32,941)
Preferred stock dividends (as restated, see Note 16)	—	—	(16,984)	—	—	(16,984)
Exercised stock options	3	—	157	—	—	157

Balance, December 31, 2005 (As restated, see Note 16)	2,828	$28	$170,311	$(107,955)	$(4,339)	$58,045
Comprehensive loss:
Net loss	—	—	—	(105,659)	—
Other comprehensive loss:
Benefit adjustment, net of tax of $2,249	—	—	—	—	3,903
Comprehensive loss						(101,756)
SFAS 158 adoption, net of tax of $3,719	—	—	—	—	6,756	6,756
Preferred stock dividends (as restated, see Note 16)	—	—	(11,774)	—	—	(11,774)
Stock-based compensation	—	—	154	—	—	154

Balance, December 31, 2006 (As restated, see Note 16)	2,828	$28	$158,691	$(213,614)	$6,320	$(48,575)

Comprehensive loss:
Net loss	—	—	—	(18,928)	—
Other comprehensive loss:
Benefit adjustment, net of tax of $5,887	—	—	—	—	10,933
Comprehensive loss						(7,995)
Preferred stock dividends	—	—	(17,550)	—	—	(17,550)
Stock-based compensation	—	—	33	—	—	33

Balance, December 31, 2007	2,828	$28	$141,174	$(232,542)	$17,253	$(74,087)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(18,928)	$(105,659)	$(29,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt benefit	(213)	(571)	(2,133)
Depreciation and amortization	10,908	30,476	33,342
Interest amortization	933	400	400
Unearned income amortization	(1,064)	—	—
Impairment of long-lived assets	4,288	127,653	—
Lower-of-cost-or-market adjustment	1,363	—	2,738
Deferred tax benefit	—	(8,438)	(18,905)
Gain on disposal of property, plant and equipment	(182)	(4,917)	—
Other	1,066	154	156
Change in assets/liabilities:
Accounts receivable	(21,630)	(4,514)	56,983
Inventories	39,933	(22,608)	45,772
Prepaid expenses	86	1,673	(690)
Other assets	(2,160)	(2,105)	(1,003)
Accounts payable	(21,933)	(4,140)	(23,348)
Accrued liabilities	18,106	(10,314)	4,396
Other liabilities	33,754	(11,298)	(33)

Net cash provided by (used in) operating activities	44,327	(14,208)	68,107

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(6,411)	(11,547)	(9,460)
Insurance proceeds relating to property, plant and equipment	—	1,960	—
Cash used for dismantling	—	(669)	(667)
Net proceeds from the sale of property, plant and equipment	182	2,957	—

Net cash used in investing activities	(6,229)	(7,299)	(10,127)

Cash flows provided by (used in) financing activities:
Repayment of Old Secured Notes	(100,579)	—	—
Proceeds from the issuance of Secured Notes	150,000	—	—
Debt issuance costs	(8,026)	—	—
Net repayments under the revolving credit facility	—	—	(17,684)

Net cash provided by (used in) financing activities	41,395	—	(17,684)

Net increase (decrease) in cash and cash equivalents	79,493	(21,507)	40,296
Cash and cash equivalents beginning of year	20,690	42,197	1,901

Cash and cash equivalents end of year	$100,183	$20,690	$42,197

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$11,438	$10,508	$10,726
Cash paid for income taxes	299	60	59
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, we produce acetic acid and plasticizers and prior to the shutdown of our styrene operations in December 2007, we also produced styrene. We own all of the real property which comprises our Texas City facility and we own the acetic acid, styrene and plasticizers manufacturing units located at the site. Our Texas City site offers approximately 135 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We also lease a portion of our Texas City site to Praxair Hydrogen Supply, Inc., or Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. As of December 31, 2007, we reported our operations in three segments: acetic acid, plasticizers and styrene.
Principles of Consolidation
     The consolidated financial statements include the accounts of our wholly-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investment in a cogeneration joint venture, which is accounted for under the equity method, is not material to our financial position or results of operations.
Cash and Cash Equivalents
     We consider all investments having an initial maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
     Accounts receivable is presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectibility, adjust the allowance account accordingly. As of December 31, 2007 and 2006, the allowance for doubtful accounts was less than $0.1 million and $0.4 million, respectively. Bad debt expense for 2007, 2006 and 2005 was a credit of $0.2 million, $0.6 million and $2 million, respectively.
Inventories
     Inventories are stated at the lower-of-cost-or-market. Cost is primarily determined on a first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. For the years ended December 31, 2007, 2006 and 2005, a lower-of-cost-or-market adjustment was recorded of $1.4 million, zero and $2.7 million, respectively. The adjustments in 2007 and 2005 were due to decreasing benzene and styrene prices from December to January during each period. Previously while our styrene unit was running, we would enter into agreements with other companies to exchange chemical inventories in order to minimize working capital requirements and to facilitate distribution logistics. Balances related to quantities due to or payable by us are included in inventory; however, we do not expect to have any significant exchange balances or activity subsequent to 2007.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. For certain capital projects, our customers reimburse us for a portion of the project cost. For such capital expenditures reimbursed by our customers, we treat the reimbursements as a reduction of our cost basis. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
as part of the cost of constructing major facilities and equipment. The amount of interest capitalized for 2007, 2006 and 2005 was $0.2 million, $0.8 million and $1.0 million, respectively.
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” Costs of turnarounds are expensed as incurred. As expenses for turnarounds can be significant, the impact of expensing the costs of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. Turnaround costs expensed during 2007, 2006 and 2005 were less than $0.1 million, $10 million and $4 million, respectively.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If the projected cash flows from the assets are less than the carrying amount, an impairment would be recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, impairment is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows, and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning.
     During the fourth quarter of 2006, we performed an asset impairment analysis on our styrene production unit. This analysis was performed due to contemporaneous industry forecasts, forecasted negative cash flow generated by our styrene business over the next few years and the uncertainty surrounding the ability of the North American styrene industry to successfully restructure. Our management determined that a triggering event, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” had occurred and an asset impairment analysis was performed. We analyzed the undiscounted cash flow stream from our styrene business over the next seven years, which represented the remaining book life of our styrene assets, and compared it to the $128 million net book carrying value of our styrene unit and related assets. This analysis showed that the undiscounted projected cash flow stream from our styrene business was less than the net book carrying value of our styrene unit and related assets. As a result, we performed a discounted cash flow analysis and subsequently concluded that our styrene unit and related assets were impaired and should be written down to zero. This write-down caused us to record an impairment of $128 million in December 2006.
     During the fourth quarter of 2007 in anticipation of the shutdown of our styrene unit, we wrote down all construction in progress that had been capitalized in 2007 pertaining to that unit and the catalyst which we were using in production. This write-down resulted in an impairment expense of $4.3 million.
Debt Issue Costs
     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $0.9 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2007, our valuation allowance was $36.2 million, an increase of

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     $6.6 million from December 31, 2006, which resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2007.
Environmental Costs
     Environmental costs are expensed as incurred, unless the expenditures extend the economic useful life of the related assets. Costs that extend the economic useful life of assets are capitalized and depreciated over the remaining book life of those assets. Liabilities are recorded when environmental assessments or remedial efforts are probable and the cost can be reasonably estimated.
Revenue Recognition
     We generate revenues through a profit sharing arrangement with respect to our acetic acid operations and these revenues are estimated and accrued monthly. We generate revenues from our plasticizers operations through a tolling agreement. Deferred credits are amortized over the life of the contracts which gave rise to them. As of December 31, 2007 and 2006, we had a balance in deferred income of approximately $70 million and $10 million, respectively. For 2007, the $70 million balance primarily consisted of approximately $59 million of deferred income pertaining to the NOVA supply agreement discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” that is being amortized using the straight-line method over the contractual non-compete period of five years and is reflected in other income, and $6 million which represents certain payments received for our oxo-alcohol operations, which were part of our plasticizers business, that are being amortized using the straight-line method over the remaining life of the contract of six years. As of December 31, 2006, the $10 million balance in deferred income primarily consisted of $7 million pertaining to the oxo-alcohols payments referred to above. Styrene revenue was recognized from sales in the open market, raw materials conversion agreements and long-term supply contracts at the time the products were shipped and title passed, the price was fixed and determinable and collectibility was reasonably assured. Styrene revenue (and corresponding cost of sales) from raw materials conversion agreements was recognized on a gross basis and does not include raw material components supplied by our customers.
Preferred stock dividends
     We record preferred stock dividends on our Series A Convertible Preferred Stock, or our Series A Preferred Stock, in our consolidated statements of operations based on the estimated fair value of dividends at each dividend accrual date. Our Series A Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Series A Preferred Stock, and is payable in arrears in additional shares of our Series A Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Series A Preferred Stock is $13,793.11 per share, and each share of Series A Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our redeemable preferred stock in our consolidated balance sheets represents the cumulative balance of the initial fair value at original issuance in 2002 plus the fair value of each of the quarterly dividends paid since issuance. The fair value of our preferred stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the greater of the liquidation value of the preferred shares being issued or the fair value of the common stock into which the shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are recorded in our consolidated statements of operations, with an offset to redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.
Earnings (Loss) Per Share
     Basic earnings per share, or EPS, is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ending December 31, 2007, 2006 and 2005, we had no dilutive securities outstanding due to all common stock equivalents having an anti-dilutive effect during these periods.
Disclosures about Fair Value of Financial Instruments
     In preparing disclosures about the fair value of financial instruments, we have concluded that the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
based upon broker quotes for private transactions or on the current interest rates available to us for debt with similar terms and remaining maturities.
Accounting Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include impairment considerations, allowance for doubtful accounts, inventory valuation, preferred stock dividend valuation, revenue recognition related to profit sharing accruals, environmental and litigation reserves and provision for income taxes.
Reclassifications
     Certain amounts reported in the consolidated financial statements for the prior periods have been reclassified to conform with the current consolidated financial statement presentation with no effect on net loss or stockholders’ equity (deficiency in assets). For the years ended December 31, 2006 and 2005, we have reclassed amounts between bad debt benefit and accounts receivable and for the year ended December 31, 2006, we have reclassed amounts between accrued liabilities and other liabilities on the statement of cash flows.
2. STOCK-BASED COMPENSATION PLAN
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 363,914 shares of our common stock for issuance under the plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 245,500 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60, and an additional 118,414 shares of common stock available for issuance under our 2002 Stock Plan.
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS No. 123-Revised 2004, “Share-Based Payments,” or SFAS No. 123(R), using the modified prospective method. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, and superseded Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. Under SFAS No. 123(R), the cost of employee services received in exchange for a stock-based award is determined based on the grant-date fair value (with limited exceptions). That cost is then recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period).
     On January 1, 2006, using the modified prospective method under SFAS No. 123(R), we began recognizing expense on any unvested awards under our 2002 Stock Plan that were granted prior to that time. Any awards granted under our 2002 Stock Plan after December 31, 2005 will be expensed over the vesting period of the award. Stock based compensation expense was $32,970 and $153,809 for the years ended December 31, 2007 and 2006, respectively.
     Prior to January 1, 2006, we had adopted the “disclosure-only” provisions of SFAS No. 123 and accounted for substantially all of our stock-based compensation using the intrinsic value method prescribed in APB No. 25. Under APB No. 25, no compensation expense was recognized for any of our stock option grants because all of the stock options issued under our 2002 Stock Plan were granted with exercise prices at or above fair value at the time of grant.
     A summary of our stock option activity for the years ended December 31, 2007, 2006 and 2005 is presented below:

	December 31, 2007		December 31, 2006		December 31, 2005
		Weighted-		Weighted-		Weighted-
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	278,500	$31.60	278,500	$31.60	294,334	$31.60
Forfeited	(33,000)	31.60	—	—	—	—
Exercised	—	—	—	—	(15,834)	31.60

Outstanding at end of year	245,500	$31.60	278,500	$31.60	278,500	$31.60

Options exercisable at end of year	245,500		269,333		176,500

     As noted above, no options were granted in 2007, 2006 or 2005 and as of December 31, 2007 all options were vested.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following table illustrates the effect on our net loss and loss per share attributable to common stockholders for the year ended December 31, 2005 if compensation costs for stock options had been recorded pursuant to SFAS No. 123(R), for the years prior to adoption: (Dollars in Thousands, Except Share Data)

Net loss attributable to common stockholders	$(46,552)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	157

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(606)

Pro forma net loss	$(47,001)

Loss per share attributable to common stockholders:
As reported	$(16.46)
Pro forma	(16.62)
3. DISCONTINUED OPERATIONS
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid, or DSIDA, production, and had been shut down since February 2005. As a result of the exit from these businesses, we shut down production and have dismantled these facilities. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our consolidated financial statements.
     The carrying amounts of the major classes of assets and liabilities related to discontinued operations as of December 31, 2007 and 2006 were as follows:

	Year ended December 31,
	2007	2006
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$—	$20

Liabilities of discontinued operations:
Accrued liabilities	$325	$217
     Revenues and pre-tax losses from discontinued operations for the years ended December 31, 2007, 2006 and 2005 are presented below:

	Year ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Revenues	$—	$258	$43,374
Loss before income taxes	2,393	1,134	17,420

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Current severance and contractual obligations are detailed below:

				Accrued as of		Accrued as of
	Accrued as of		Cash	December 31,	Accrued in	December 31,
	December 31, 2005	Accrued in 2006	payments	2006	2007	2007

Severance accrual	$477	$386	$(646)	$217	$108	$325
DSIDA contractual obligation	2,853	147	(3,000)	—	—	—
DSIDA dismantling costs	496	62	(558)	—	—	—

Totals	$3,826	$595	$(4,204)	$217	$108	$325

     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA. Under the supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option, based on a full-cost formula. In November 2007, the styrene supply agreement with NOVA, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement to become effective and triggered a $60 million payment obligation to us, which was paid by INEOS NOVA in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. Once the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene plant. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also subject to a long-term commitment to not reenter the styrene business for a period of time. The closure costs of the styrene facility are expected to be between $10 million and $15 million, which include the payment of employee severance costs and decommissioning costs. Approximately $1 million of these costs were expensed during the fourth quarter of 2007, with the balance expected to be expensed during 2008. We operated our styrene manufacturing unit through early December, as we completed our production of inventory and exhausted our raw materials and purchase requirements. In 2008, significant effort was put forth for a number of activities including; selling styrene and co-products from our inventory, shipping product to customers, billing and collecting for sales activity and decommissioning and decontamination of the styrene production facility and related tanks and storage areas. Our styrene-related personnel continue to work in and support the styrene business by performing activities necessary to sell the remaining products (including marketing, fulfillment of sales orders and delivery of product) and to permanently shut down and decommission the unit. We have not developed plans for a reduction in workforce at this time as we hope to transition these employees to new business ventures after their work in styrene is complete. Our last sale of styrene was made in January 2008 and sales of by-products have continued through the first quarter of 2008. Additionally, we expect significant cash flow from operations to be generated from the collection of styrene-related accounts receivable during the first quarter of 2008.
     Accordingly, consistent with the guidance EITF Abstracts, Topic No. D-104 “Clarification of Transition Guidance in Paragraph 51 of FASB Statement No. 144”, we will report the operating results of the styrene business as discontinued operations in our consolidated financial statements beginning in the first quarter of 2008. The revenues and gross losses from our styrene operations are summarized below:

	2007	2006	2005

Revenues	$681,513	$524,664	$513,788
Gross loss	(16,468)	(15,510)	(30,277)

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
4. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

	December 31,
	2007	2006
	(Dollars in Thousands)
Inventories:
Finished products	$14,621	$38,485
Raw materials	2,231	17,841

Inventories at lower-of-cost-or-market	16,852	56,326
Inventories under exchange agreements	(95)	1,818
Stores and supplies (net of obsolescence reserve of $1,472 and $2,149, respectively)	3,996	3,934

	$20,753	$62,078

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	4,809	4,506
Plant and equipment	311,691	306,352
Construction in progress	2,470	1,761
Less: accumulated depreciation	(248,442)	(235,935)

	$77,677	$83,833

Other assets, net:
S&L Cogen joint venture	$5,483	$4,733
Debt issuance costs	7,673	283
Deferred catalyst	50	1,959
Long-term deferred tax asset	—	641
Other	1,315	2,038

	$14,521	$9,654

Accrued liabilities:
Employee compensation and benefits	6,425	$6,878
Deferred income	11,219	3,009
Interest payable	4,036	470
Property taxes	3,089	4,301
Advances from customers	3,726	—
Other	2,134	1,658

	$30,629	$16,316

Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$16,067	$42,152
Deferred income	59,089	7,000
Advances from customers	1,000	1,000
Other	1,448	5,695

	$77,604	$55,847

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. VALUATION AND QUALIFYING ACCOUNTS
     Below is a summary of valuation and qualifying accounts related to continuing operations for the years ended December 31, 2007, 2006 and 2005:

	December 31,
	2007	2006	2005
Allowance for doubtful accounts:
Balance at beginning of year	$(367)	$(953)	$(3,092)
Add: bad debt benefit	213	571	2,133
Deduct: written-off accounts	115	15	6

Balance at end of year	$(39)	$(367)	$(953)

	December 31,
	2007	2006	2005
Reserve for inventory obsolescence:
Balance at beginning of year	$2,149	$2,573	$1,938
Add: obsolescence accrual	163	81	1,492
Deduct: disposal of inventory	(840)	(505)	(857)

Balance at end of year	$1,472	$2,149	$2,573

6. DEBT
     On March 1, 2007, we commenced an offer, or our tender offer, to repurchase all $100.6 million of our outstanding 10% Senior Secured Notes due 2007, or our Old Secured Notes. Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 15, 2007, after receiving enough consents from the holders of our Old Secured Notes, we and Sterling Chemicals Energy, Inc., or Sterling Energy, one of our wholly-owned subsidiaries, and the trustee entered into a supplemental indenture amending the indenture and the related security documents to eliminate most of the restrictive covenants contained therein, as well as certain events of default and repurchase rights. These amendments became effective when we accepted for purchase the Old Secured Notes held by the consenting holders pursuant to our tender offer and paid those holders an aggregate of $0.1 million in consent fees. Our tender offer expired at 12:00 midnight, New York City time, on March 28, 2007. We accepted for repurchase $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and we repurchased those Old Secured Notes and paid the accrued interest thereon together with the consent fee, on March 30, 2007. On March 27, 2007, we issued a notice of redemption for all of our Old Secured Notes that were not tendered pursuant to our tender offer and, on April 27, 2007, we purchased those remaining Old Secured Notes for an aggregate amount equal to $44 million, which included $1.5 million in accrued interest.
     On March 26, 2007, we entered into a purchase agreement, or the Purchase Agreement, with respect to the sale of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Energy was also a party to the Purchase Agreement as a guarantor. On March 29, 2007, we completed a private offering of the unregistered Secured Notes pursuant to the Purchase Agreement. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U.S. Bank National Association, as trustee and collateral agent. On August 30, 2007, we made an initial filing of an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to cause the registration statement to become effective by December 24, 2007, and complete the exchange offer within 50 days of the effective date of the registration statement. However, as the registration statement was not declared effective by December 24, 2007, the interest rate on our Secured Notes increased by 0.25% per annum on December 25, 2007 and on March 24, 2008, and unless and until the registration statement is declared effective, will increase by an additional 0.25% per annum at the beginning of each subsequent

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
90-day period if such failure continues, subject to a maximum increase of 1.0% per annum. As such, penalty interest is expected to be between $0.1 million and $0.2 million depending upon the effectiveness date of the registration statement, of which $0.1 was accrued as of December 31, 2007. All of this additional interest will cease to accrue when the registration statement is declared effective.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default, other than an event of default triggered upon certain bankruptcy events, occurs and is continuing, the trustee under our indenture or the holders of at least 25% in principal amount of the outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year, with our first interest payment having been made on October 1, 2007. Additional interest of 0.25% per annum is currently accruing on our outstanding Secured Notes as a result of our failure to have the registration statement declared effective by December 24, 2007, as discussed above. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Our revolving credit facility had an initial term ending on September 19, 2007. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, the monetization of accounts receivable and inventory associated with our exit from the styrene business is expected to significantly decrease the borrowing base under our revolving credit facility with the total credit available expected to be between $10 million and $20 million (after giving effect to our outstanding letters of credit) after the collection of outstanding styrene receivables. As of December 31, 2007, there were no loans outstanding under our revolving credit facility, and we had $12 million in letters of credit outstanding, resulting in borrowing availability of $38 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility are classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. Our revolving credit facility does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are in compliance with all of the covenants contained in our revolving credit facility.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Debt Maturities
     Our Secured Notes, which had an aggregate principal balance of $150 million outstanding as of December 31, 2007, are due on April 1, 2015.
7. INCOME TAXES
     A reconciliation of federal statutory income taxes to our effective tax benefit is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Benefit for income taxes at statutory rates	$(8,551)	$(42,100)	$(16,299)
Non-deductible expenses	23	19	19
State income taxes	13	(1,262)	(956)
Change in valuation allowance	3,021	27,621	—
Other	(9)	1,096	235

Effective tax benefit	$(5,503)	$(14,626)	$(17,001)

The income tax benefit for continuing operations and discontinued operations is shown below:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Tax benefit – continuing operations	$(5,503)	$(14,488)	$(10,641)
Tax benefit – discontinued operations	—	(138)	(6,360)

Total tax benefit	$(5,503)	$(14,626)	$(17,001)

The income tax benefit is composed of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Current federal	$364	$299	$—
Deferred federal	(5,887)	(13,685)	(16,066)
Current and deferred state	20	(1,240)	(935)

Total tax benefit	$(5,503)	$(14,626)	$(17,001)

     The components of our deferred income tax assets and liabilities are summarized below:

	December 31,
	2007	2006
	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$1,496	$1,292
Accrued postretirement cost	2,236	7,518
Accrued pension cost	—	4,537
Tax loss and credit carry forwards	26,846	32,506
State deferred taxes	98	77
Unearned revenue	23,656	2,450
Other	719	1,347

Total deferred tax assets	$55,051	$49,727

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(Dollars in Thousands)
Deferred tax liabilities:
Property, plant and equipment	$(17,609)	$(16,458)
Accrued pension cost	(1,277)	—

Subtotal	(18,886)	(16,458)
Less: valuation allowance	(36,165)	(29,584)

Total deferred tax liabilities	(55,051)	(46,042)

Net deferred tax assets	$—	$3,685

     As of December 31, 2007, we had an available U.S. federal income tax NOL of approximately $67.7 million, which expires during the years 2023 through 2025. In 2006, the State of Texas enacted a new Texas Margins Tax effective January 1, 2008. Under the 2006 provisions of the Texas Margins Tax, our existing State of Texas net operating loss carry-forwards, or State NOLs, were converted into state tax credits of $3 million which resulted in an increase to the valuation allowance of $2 million. In June 2007, the State of Texas revised the provisions of the Texas Margins Tax resulting in a recalculation of the conversion of our existing State NOLs into state tax credits. Under the revised provisions, the conversion our existing State NOLs resulted in additional state tax credits of $2 million and an additional valuation allowance of $2 million. We also have carryforward state investment and R&D state tax credits of $0.8 million.
     Deferred tax assets are regularly assessed for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis, we concluded that a valuation allowance was needed against our deferred tax assets for $36.2 million resulting in an overall net deferred tax asset/liability balance of zero as of December 31, 2007.
     In July 2006, the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109,” or FIN 48, to clarify the accounting for uncertain tax positions accounted for in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a two-step approach for recognizing and measuring tax benefits and requires explicit disclosure of any uncertain tax position. We adopted the provisions of FIN 48 as of January 1, 2007.
     At December 31, 2006, we had a $3.7 million contingent tax liability relating to certain tax deductions taken in previous tax returns. Under FIN 48, we concluded that these deductions do not meet the more likely than not recognition threshold. As such, the deferred tax asset was not recognized and the related contingent tax liability was eliminated at the date of adoption. This had no net impact on our financial statements and there was no cumulative impact on retained earnings. Our accounting policy is to recognize any accrued interest or penalties associated with unrecognized tax benefits as a component of income tax expense. Due to significant net operating losses incurred during the tax periods associated with our uncertain tax positions, no amount for penalties or interest has been recorded in our financial statements. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. As of December 31, 2007, there were no changes to our uncertain tax positions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance, January 1, 2007	$3,685
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years for	—
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2007	$3,685

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     We and one of our subsidiaries, Sterling Energy, file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the State of Texas. We remain subject to federal examination for tax years ended December 31, 2002 and subsequent years, and we remain subject to examination by the State of Texas for tax years ended December 31, 2004 and subsequent years.
8. EMPLOYEE BENEFITS
     We have established the following benefit plans:
Retirement Benefit Plans
     We have non-contributory pension plans which cover our salaried employees who were employed by us on or before January 1, 2005 and our hourly wage employees who were employed by us on or before July 1, 2007. Under our hourly plan, the benefits are based primarily on years of service and an employees’ pay as of the earlier of the employee’s retirement or July 1, 2007. Under our salaried plan, the benefits are based primarily on years of service and an employee’s pay as of the earlier of the employee’s retirement or January 1, 2005. Our funding policy is consistent with the funding requirements of federal law and regulations.
     Pension plan assets are invested in a balanced portfolio managed by an outside investment manager. Our investment policy is to generate a total return that, over the long term, provides sufficient assets to fund its liabilities, reduces risk through diversification of investments within asset classes and complies with the Employee Retirement Income Security Act of 1974, or ERISA, by investing in a manner consistent with ERISA’s fiduciary standards. Within this balanced fund, assets are invested as follows:

	As of December 31,
	2007	2006
Equities	63%	64%
Bonds	26%	23%
Other	11%	13%

Total	100%	100%

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

	December 31,
	2007	2006
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$126,135	$125,694
Service cost	228	593
Interest cost	7,096	7,610
Actuarial (gain) loss	(2,196)	820
Curtailment gain	(19)	—
Benefits paid	(8,079)	(8,582)

Benefit obligation at end of year	$123,165	$126,135

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
	(Dollars in Thousands)
Change in plan assets:
Fair value at beginning of year	$109,654	$95,690
Actual return on plan assets	10,695	14,684
Employer contributions	6,113	7,862
Benefits paid	(8,079)	(8,582)

Fair value at end of year	$118,383	$109,654

Funded status	$(4,782)	$(16,481)

	December 31,
	2007	2006

Amounts recognized in the balance sheet consist of:
Current liabilities	$(163)	$(201)
Non-current liabilities	(4,619)	(16,280)

Net amount recognized in financial position	$(4,782)	$(16,481)

	December 31,
	2007	2006

Amount recognized in accumulated other comprehensive income (loss) consists of (pre-tax):
Net gain (loss)	$3,895	$(764)

Net amount recognized in accumulated other comprehensive income (loss)	$3,895	$(764)

	December 31,
	2007	2006

Weighted-average assumptions to determine benefit obligations:
Discount Rate	6.00%	5.75%
Rates of increase in salary compensation level	—	3.50%
     All plans have projected benefit obligations and accumulated benefit obligation in excess of plan assets as of December 31, 2007. The total accumulated benefit obligation was $123 million and $126 million as of December 31, 2007 and 2006, respectively. Estimated contributions for 2008 are expected to be approximately $3 million, a portion of which are above the minimum funding requirements. The expected amortization of the actuarial loss for 2008 is $7,000.
     Effective July 1, 2007, we froze all accruals under our defined benefit pension plan for our hourly employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  As a result, we recorded a pre-tax curtailment gain of less than $0.1 million in 2007.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Net periodic pension costs consist of the following components:

	Year ended December 31,
	2007	2006	2005
	(Dollars In Thousands)
Components of net pension costs:
Service cost-benefits earned during the year	$228	$593	$622
Interest on prior year’s projected benefit obligation	7,096	7,610	6,993
Expected return on plan assets	(8,246)	(7,767)	(6,641)
Net amortization of actuarial loss	13	13	8
Curtailment gain	(19)	—	—

Net pension (benefit) costs	$(928)	$449	$982

	December 31,
	2007	2006

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (pre-tax):
Net gain	$4,645	$6,153
Amortization of loss	13	—

Total	$4,658	$6,153

	December 31,
	2007	2006	2005

Weighted-average assumptions to determine net periodic benefit cost:
Discount Rate	5.50%	5.75%	5.75%
Rates of increase in salary compensation level	—	—	—
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%
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
     During the third quarter of 2007, we approved an amendment (effective December 31, 2007) to our postretirement medical plan which will end Medicare-supplemental medical and prescription drug coverage for retirees who are Medicare eligible. This amendment affects the majority of participants currently enrolled in the Sterling Retiree Medical Plan who are either enrolled in Medicare due to disability or because they are 65 or over and was communicated to the participants during the third quarter of 2007. This plan amendment reduced our other postretirement benefit plan liability by $13 million with a corresponding increase to accumulated other comprehensive income.
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Act, was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Medicare Part D. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy through 2009. In 2007, we received a subsidy of $0.3 million under the Act.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	December 31,
	2007	2006
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$25,942	$27,834
Service cost	119	174
Interest cost	1,198	1,463
Plan amendments	(13,291)	—
Actuarial gain	(487)	(1,728)
Benefits paid	(2,462)	(1,801)

Benefit obligation at end of year	$11,019	$25,942

Plan assets	$—	$—

Funded status	$(11,019)	$(25,942)

	December 31,
	2007	2006

Amounts recognized in the balance sheet consist of:
Current liabilities	$(1,294)	$(1,275)
Non-current liabilities	(9,725)	(24,667)

Net amount recognized in financial position	$(11,019)	$(25,942)

	December 31,
	2007	2006

Amounts recognized in accumulated other comprehensive income (loss) consist of (pre-tax):
Net loss	$(2,128)	$(3,695)
Plan amendment/prior service costs	24,852	14,257

Net amount recognized in accumulated other comprehensive income	$22,724	$10,562

	Year ended December 31,
	2007	2006

Discount rate used to determine benefit obligations	6.00%	5.75%

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Net periodic plan costs consist of the following components:

	Year ended December 31,
	2007	2006	2005

	(Dollars in Thousands)
Components of net plan costs:
Service cost	$119	$174	$208
Interest cost	1,198	1,463	1,558
Net amortization:
Actuarial loss	1	99	333
Plan amendment/prior service costs	(1,617)	(1,434)	(1,485)
Curtailment and special termination benefits	—	—	(1,727)

Net plan (benefit) costs	$(299)	$302	$(1,113)

Discount rate used to determine periodic cost	5.75%	5.75%	5.75%

	December 31,
	2007	2006

Changes in benefit obligations recognized in accumulated other comprehensive income (pre-tax):
Net gain	$1,567	$2,353
Amortization of prior service cost	(1,617)	(1,434)
Plan amendment	12,212	—

Total	$12,162	$919

     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2008. The rate is assumed to decrease gradually to 4.5% by 2015 and remain level thereafter. Estimated contributions for 2008 are expected to be approximately $1.3 million. The expected amortization for 2008 is $2.2 million. Based on plan changes enacted, assumed health care cost trend rates no longer have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost components	$30	$(27)
Effect on post-retirement benefit obligation	501	(446)
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or SFAS No. 158. SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status are recognized as an asset or liability on the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS No. 158 also requires the measurement date of the funded status of our defined benefit postretirement plans match the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates that were previously permissible. We recognized the funded status of our defined benefit postretirement plans in our balance sheet as of December 31, 2006. We also measured the assets and benefit obligations of our defined benefit postretirement plans as of the date of our fiscal year-end statement of financial position. The incremental effect of applying SFAS No. 158 to our employee benefit plans as of December 31, 2006 is summarized below (in thousands):

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Estimated Future Benefits Payable
     We estimate that the future benefits payable under our pension and other post-retirement benefits as of December 31, 2007 are as follows (in thousands):

				Other
	Pensions-	Pensions-	Pensions-	postretirement
	hourly	salaried	other	benefits	Total

2008	$3,411	$4,369	$164	$1,294	$9,238
2009	3,298	4,498	195	1,208	9,199
2010	3,060	4,597	187	1,139	8,983
2011	2,982	4,724	180	1,171	9,057
2012	2,978	4,943	173	1,108	9,202
2013-2017	15,729	26,314	800	4,959	47,802

Total	$31,458	$49,445	$1,699	$10,879	$93,481

Savings and Investment Plan
     Our Seventh Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This Plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the Plan. A participant may direct up to a maximum of 100% of eligible earnings to this Plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. We match 100% of salaried employees’ contributions, to the extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Our expense under this plan was $1 million, $1 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Bonus Plan and Gain Sharing Plan
     In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. In January 2006, our Compensation Committee amended our Bonus Plan in a manner that provides each of our salaried employees the ability to earn a bonus each year based on their individual performance, irrespective of our overall financial performance. However, if a bonus is paid for any year based upon our financial performance, no additional bonus is paid under the new individual performance provision of our Bonus Plan. Our Chief Executive Officer and each of our four Senior Vice Presidents are excluded from this portion of our Bonus Plan. Whether a bonus will be paid to our Chief Executive Officer or any of our Senior Vice Presidents in any year when a bonus is not paid based on our financial performance, and if so, the amount to be paid, will be determined at that time by our Compensation Committee. We expensed $1.4 million, $1.4 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, in connection with payments under our Bonus Plan and Gain Sharing Plan.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Key Employee Protection Plan
     On January 26, 2000, we instituted our Key Employee Protection Plan, which has subsequently been amended several times. We established this Plan to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control, and to assure their continued dedication and objectivity during those periods. Our Compensation Committee has designated a select group of management or highly compensated employees as participants under our Key Employee Protection Plan, and has established their respective applicable multipliers and other variables for determining benefits. Our Compensation Committee is also authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant’s participation under this Plan with 60 days prior notice if it determines that the participant is no longer one of our key employees.
     Under our Key Employee Protection Plan, any participant under the Plan that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” within his or her “Protection Period” is entitled to benefits under the Plan. A participant’s Protection Period commences 180 days prior to the date on which a specified change of control occurs and ends either two years or 18 months after the date of that change of control, depending on the size of the participant’s applicable multiplier. A participant may also be entitled to receive payments under this Plan in the absence of a change of control if he or she terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability,” but in these circumstances his or her applicable multiplier is reduced by 50%. If a participant becomes entitled to benefits under our Key Employee Protection Plan, we are required to provide the participant with a lump sum cash payment that is determined by multiplying the participant’s applicable multiplier by (a) the sum of the participant’s highest annual base compensation during the last three years plus (b) the participant’s targeted bonus for the year of termination, and then deducting the sum of any other separation, severance or termination payments made by us to the participant under any other plan or agreement or pursuant to law.
     In addition to the lump sum payment, the participant is entitled to receive any accrued but unpaid compensation, compensation for unused vacation time and any unpaid vested benefits earned or accrued under any of our benefit plans (other than qualified plans). Also, for a period of 24 months (including 18 months of COBRA coverage), the participant will continue to be covered by all of our life, medical and dental insurance plans and programs (other than disability), as long as the participant makes a timely COBRA election and pays the regular employee premiums required under our plans and programs and by COBRA. In addition, our obligation to continue to provide coverage under our plans and programs to any participant ends if and when the participant becomes employed on a full-time basis by a third party which provides the participant with substantially similar benefits.
     If any payment or distribution under our Key Employee Protection Plan to any participant is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the participant is entitled to receive a gross-up payment from us in an amount such that, after payment by the participant of all taxes on the gross-up payment, the amount of the gross-up payment remaining is equal to the excise tax imposed under Section 4999 of the Internal Revenue Code. However, the maximum amount of any gross-up payment is 25% of (a) the sum of the participant’s highest annual base compensation during the last three years plus (b) the participant’s targeted bonus for the year of payment.
     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the Plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the Plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the Plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the Plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. We expensed $0.6 million, zero and $0.4 million in 2007, 2006 and 2005, respectively, pursuant to this Plan.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. With respect to continued operations, we recorded zero expense in 2007 and 2006, and less than $0.1 million in 2005.
     Due to our exit from the acrylonitrile and derivatives businesses and subsequent workforce reduction, we expensed $0.1 million in 2007, $0.4 million in 2006 and $0.5 million in 2005 pursuant to this Plan. These amounts are included in the results from discontinued operations.
9. COMMITMENTS AND CONTINGENCIES
Product Contracts
     We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. Prior to our exit from the styrene business, we also had various sales and conversion agreements, which dedicate significant portions of our production of styrene to various customers. Some of these agreements generally provide for cost recovery plus an agreed margin or element of profit based upon market price.
Lease Commitments
     We have entered into various non-cancelable long-term operating leases. Specifically, future minimum lease commitments for the lease of our corporate offices at December 31, 2007 are as follows: 2008 — $0.3 million; 2009 — $0.3 million; 2010 — $0.3 million; 2011 — $0.3 million; 2012— $0.3 million and thereafter — $0.2 million. Rent expense for our corporate offices was $0.3 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
upgrading or redesigning our facilities and processes, including our waste treatment, storage, disposal and other waste handling practices and equipment.
     Our operating expenditures for environmental matters, mostly waste management and compliance, were approximately $18 million, $20 million and $20 million in 2007, 2006 and 2005, respectively. We also spent approximately $0.5 million, $2 million and $2 million for environmentally-related capital projects in 2007, 2006 and 2005, respectively.
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, or NAAQS, which lowered the ozone and particulate matter concentration thresholds for attainment. Our Texas City facility is located in an area that the Environmental Protection Agency, or EPA, has classified as not having attained the NAAQS for ozone, either on a 1-hour or an 8-hour basis. Ozone is typically controlled by reduction of volatile organic compounds, or VOCs, and nitrogen oxide, or NOx, emissions. The Texas Commission for Environmental Quality, or TCEQ, has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve the ambient air quality standards for ozone. Local authorities may also impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future NOx, VOCs and particulate matter emissions control costs, the amount and full impact of which cannot be determined at this time.
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard of the Clean Air Act by 2007. The EPA approved this “1-hour” SIP, which implemented an 80% reduction of NOx emissions, and extensive monitoring of emissions of highly reactive volatile organic carbons, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria, or HGB, area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These “Section 185 fees” will be due on all NOx and VOC emissions in 2008 and beyond in the HGB area, which are in excess of 80% of the baseline year. The method for calculating baseline emissions as well as other details of the program have not yet been developed. At the present time, our forecasted emissions for 2008 are small enough that no fee payment is anticipated.
     In April 2004, the HGB region was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, and compliance with this standard is required no later than June 15, 2010 for “moderate” areas. However, on June 15, 2007, the Governor of the State of Texas requested that the EPA reclassify the HGB region as a “severe” non-attainment area, which would require compliance with the 8-hour standard by June 15, 2019 and the EPA has begun the process of reclassification. On May 23, 2007, the TCEQ formally adopted revisions to the SIP designed to achieve compliance with the “8-hour” ozone standard in the HGB area, as a “moderate” non-attainment area. This “8-hour SIP” calls for relatively modest additional controls which will require very little expense on our part. However, the SIP will have to be revised again once the HGB area is reclassified from “moderate” to “severe.” Timing and content of this revised “8-hour SIP” have not yet been determined. Based on these developments, it is difficult to predict our final cost of compliance. However, given the permanent shutdown of our phthalic anhydride, styrene and ethylbenzene facilities, we estimate the additional cost of compliance will range from zero to $4 million for capital expenditures and allowance purchases, depending on the terms of the final “8-hour” SIP.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, was seriously injured at Kinder-Morgan, Inc.’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, the plaintiffs have added two additional defendants to this lawsuit. In addition, we and some of the other defendants have brought Mr. McCarthy’s employer, Kinder-Morgan, into this lawsuit as a third-party defendant. The plaintiffs are seeking in excess of $32 million in alleged compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible which was met in January 2008. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid production agreement with BP Chemicals. Under the production agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas.” Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until July 1, 2006, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas can be used in our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006 and 2007, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The parties have abated the arbitration proceedings while they attempt to reach a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the disputed credit through that date, and has continued and will continue to pay 50% of the disputed amount each month during the period of negotiation. As of December 31, 2007, the disputed amount is $5.6 million and we have received payments totaling $2.7 million. We are not recording any revenue related to any portion of the disputed amount until the matter is resolved. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, either party may reinstate the arbitration process at any time after August 1, 2007. If the arbitration is reinstated and an award is made, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid production agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the on-going settlement negotiations over the blend gas issue, we are discussing an extension of the term of the acetic acid production agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs seek to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. We moved to dismiss the plaintiffs’ claims in their entirety on July 6, 2007, based on the rejection of the asset purchase agreement in our bankruptcy case. However, the court denied our motion to dismiss, motion for reconsideration and our request to allow us to take an interlocutory appeal. Discovery in this matter is in its beginning stages and we are vigorously defending this action. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also names certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen does not allege a specific amount of money damages in the lawsuit but has asked the court to enforce certain MOU provisions which expired on March 1, 2008. Gulf Hydrogen alleges that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. We are vigorously defending this lawsuit, which we believe is completely without merit. We also intend to file counterclaims against Gulf Hydrogen and its principals for damages resulting from their conduct.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
10. OPERATING SEGMENT AND SALES INFORMATION
     As of December 31, 2007, we have reported our operations through three segments: acetic acid, plasticizers and styrene. The accounting policies are the same as those described in Note 1. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit (losses) for each of our reportable operating segments are as follows:

	Year Ended December 31
	2007	2006	2005
	(Dollars in Thousands)
Revenues:
Acetic acid	$100,772	$96,724	$86,125
Plasticizers	28,133	44,535	41,973
Styrene	681,513	524,664	513,788
Other	908	—	—

Total	$811,326	$665,923	$641,886

Segment gross profit (loss):
Acetic acid	$23,441	$25,976	$20,930
Plasticizers	840	(847)	(1,415)
Styrene	(16,468)	(15,510)	(30,277)
Other (1)	1,761	1,586	(486)

Gross profit (loss):	9,574	11,205	(11,248)
Selling, general and administrative expenses	11,843	8,347	7,811
Impairment of long-lived assets	4,288	127,653	—
Other income	(225)	(15,724)	—
Interest and debt related expenses (net of interest income)	15,706	10,079	10,090

Loss from continuing operations before income tax	$(22,038)	$(119,150)	$(29,149)

Depreciation and amortization expenses:
Acetic acid	$5,319	$6,108	$5,133
Plasticizers	1,990	4,328	2,535
Styrene	2,490	19,076	18,399
Other(2)	1,109	964	7,275

Total	$10,908	$30,476	$33,342

Capital expenditures:
Acetic acid	$1,220	$771	$498
Plasticizers	—	—	—
Styrene	2,638	6,584	4,633
Other-plant infrastructure	2,553	4,192	4,329

Total	$6,411	$11,547	$9,460

	Year Ended December 31
	2007	2006
Total assets:
Acetic acid	$53,769	$44,243
Plasticizers	13,216	14,000
Styrene	71,754	110,773
Other(3)	167,705	76,807

Total	$306,444	$245,823

(1)	Gross profit (loss) for Other includes various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expense of $6.5 million for discontinued operations in 2005.

(3)	Components of “Other” are presented in the table below:

	Year Ended December 31
	2007	2006
Total assets:
Corporate:
Cash	$100,183	$20,690
Other	27,998	15,955
Plant infrastructure:
Property, plant and equipment, net	39,524	40,162

Total	$167,705	$76,807

     Sales to major customers constituting 10% or more of total revenues and export sales from continuing operations were as follows:

	Year ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Major customers:
BP Chemicals	$100,772	$96,724	$86,125
Customer A	*	111,075	93,752
Customer B	131,670	144,278	124,149
Customer C	*	67,802	77,570

Export sales:
Export revenues	$359,918	$69,926	$143,448
Percentage of total revenues	44%	11%	22%
Exports to China	14%	*	*
Exports to Brazil	11%	*	*

*	Does not comprise more than 10% of total revenue for the periods indicated, therefore not presented.
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

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Financial Instruments
     The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturities of these instruments. As of December 31, 2007, the fair value of our Secured Notes was $152 million based on broker quotes for private transactions.
12. CAPITAL STOCK
     Under our Certificate of Incorporation, we are authorized to issue 20,125,000 shares of capital stock, consisting of 20,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we made our initial issuance of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing our Secured Notes and our revolving credit facility, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock. Upon the effective date of our Plan of Reorganization, we also issued warrants to purchase, in the aggregate, 949,367 shares of common stock. Each of these warrants, none of which has been exercised, represents the right, at any time on or before December 19, 2008, to purchase one share of our common stock at an exercise price of $52 per share (subject to adjustments).
13. SERIES A CONVERTIBLE PREFERRED STOCK
     Under our Certificate of Incorporation, we are authorized to issue 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we authorized 25,000 shares and made an initial issuance of 2,175 shares of our Series A Convertible Preferred Stock, or our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. Our Series A Preferred Stock has a cumulative dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Series A Preferred Stock, payable in additional shares of Series A Preferred Stock in arrears on the first business day of each calendar quarter. As our shares of Series A Preferred Stock are convertible into shares of our common stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of our Series A Preferred Stock, we have issued an additional 2,617.635 shares of our Series A Preferred Stock in dividends (convertible into 2,617,635 shares of our common stock).
     Our Series A Preferred Stock carries a liquidation preference of $13,793.11 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with the Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued in December 2002 exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of our Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of:
•	the liquidation preference for such shares (plus accrued and unpaid dividends);

•	in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of our Series A Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of our Series A Preferred Stock been converted prior thereto; or

•	in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of our Series A Preferred Stock were convertible immediately prior to such change of control had such shares of our Series A Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Given that certain of the redemption features are outside of our control, our Series A Convertible Preferred Stock has been reflected in the consolidated balance sheet as temporary equity.
     Our preferred stock dividends are recorded at their fair value, at each dividend accrual date. The fair value of our preferred stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the greater of the liquidation value of the preferred shares being issued or the fair value of the common stock into which the shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are recorded in our consolidated statements of operations, with an offset to redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital. Assumptions utilized in the Black-Scholes model include:

	2007	2006	2005

Risk-free interest rate	3.5%	4.7%	4.4%
Volatility	55.5%	46.2%	50.3%
Dividend yield	—	—	—
Expected term	5.0	5.0	5.0
     Our Series A Preferred Stock is not currently redeemable or probable of redemption. If the Series A Preferred Stock had been redeemed as of December 31, 2007, the redemption amount would have been approximately $83.9 million. The liquidation amount of our Series A Preferred Stock as of December 31, 2007 is $66.1 million.
14. RELATED PARTY TRANSACTIONS
     Resurgence Asset Management, L.L.C., or Resurgence, has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 99% of our Series A Preferred Stock and over 60% of our common stock, representing ownership of over 84% of the total voting power of our equity. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Series A Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of Series A Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Series A Preferred Stock. Each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Series A Preferred Stock dividends were 695.874 shares, 594.832 shares and 508.465 shares during 2007, 2006 and 2005, respectively. Four of our directors, Messrs. Steve Gidumal, Byron Haney, Karl Schwarzfeld and Philip Sivin, are currently employed by Resurgence. Pursuant to established policies of Resurgence, all director compensation earned by employees of Resurgence is paid directly to Resurgence. During 2007, 2006 and 2005, we paid Resurgence an aggregate amount equal to $150,000, $115,000 and $177,500, respectively, related to director compensation for Messrs. Gidumal, Haney, Schwarzfeld and Sivin, along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors.
15. NEW ACCOUNTING STANDARDS
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. There is a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. We will adopt SFAS No. 157 beginning January 1, 2008. We are currently evaluating the impact on our consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and we do not believe it will have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS 141R. SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51,” or SFAS No. 160. This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008 and will not have a material impact on our financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities “and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact on our consolidated financial statements.
16. RESTATEMENT OF FINANCIAL INFORMATION
     Subsequent to the issuance of our consolidated financial statements for the quarter ended September 30, 2007, we determined that accounting errors, as described below, were included in our previously issued consolidated financial statements. As a result, we have restated our consolidated financial statements for the years ended December 31, 2006 and 2005 due to the following errors:.
•	Paid-in-kind dividends on our Series A Preferred Stock were incorrectly recorded as 4% of the Series A Preferred Stock’s liquidation value versus the fair value of the dividends. As a result of this error, redeemable preferred stock was understated and additional paid-in capital was overstated by approximately $26 million and $22 million as of December 31, 2006 and 2005, respectively, and preferred stock dividends and net loss attributable to common shareholders was understated by $4 million, $10 million and $8 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

•	Disputed revenues were inappropriately recognized resulting in a gross up of the consolidated statements of operations for the fiscal year ended December 31, 2006. Revenues and selling, general and administrative expenses were overstated by $1.6 million for the fiscal year ended December 31, 2006. Accounts receivable and allowance for doubtful accounts were both overstated by $1.6 million as of December 31, 2006.

•	The current and non-current liabilities of our pension and postretirement benefit plans were incorrectly recorded in the consolidated balance sheet as of December 31, 2006. Current liabilities were overstated and non-current liabilities were understated by $6.6 million as of December 31, 2006.

•	Operating segments were not properly disclosed in accordance with SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” Historically we believed our operations constituted one operating segment, however, after further analysis we believe we have three operating segments and have disclosed the required segment information in Note 10.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The following is a summary of the effect of the restatements on the originally issued Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, Consolidated Balance Sheet as of December 31, 2006 and the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006 and 2005:
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

	Year ended December 31,
	2006			2005
	Previously	Restatement		Previously	Restatement
	reported	Adjustment	As Restated	reported	Adjustment	As Restated

Revenues	$667,544	$(1,621)	$665,923
Gross profit (loss)	12,826	(1,621)	11,205
Selling, general and administrative expenses	9,968	(1,621)	8,347
Preferred stock dividends	8,205	3,569	11,774	$7,014	$9,970	$16,984
Net loss attributable to common stockholders	(113,864)	(3,569)	(117,433)	(36,582)	(9,970)	(46,552)
Per share:
Loss from continuing operations	(39.91)	(1.26)	(41.17)	(9.03)	(3.52)	(12.55)
Net loss per share attributable to common stockholders, basic and diluted	(40.26)	(1.26)	(41.52)	(12.94)	(3.52)	(16.46)
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)

	December 31, 2006
	Previously	Restatement	As
	reported	Adjustment	Restated

Accrued liabilities	$22,872	$(6,556)	$16,316
Total current liabilities	62,212	(6,556)	55,656

Deferred credits and other liabilities	49,291	6,556	55,847
Redeemable preferred stock	56,507	25,809	82,316
Stockholders’ equity:
Additional paid-in capital	184,500	(25,809)	158,691
Total stockholders’ deficiency in assets	(22,766)	(25,809)	(48,575)
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)

	Year ended December 31,
	2006			2005
	Previously	Restatement		Previously	Restatement
	reported	Adjustment	As Restated	reported	Adjustment	As Restated

Stockholders’ deficiency in assets:
Preferred stock dividends	$(8,205)	$(3,569)	$(11,774)	$(7,014)	$(9,970)	$(16,984)
     In addition, the prior period adjustment of $12.2 million was comprised of $7.9 million and $4.3 million for fiscal years ended December 31, 2004 and 2003, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.
Houston, Texas:
     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and subsidiaries, or the Company, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 16 to the Consolidated Financial Statements, the accompanying consolidated financial statements have been restated.
     As discussed in Note 8 to the Consolidated Financial Statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
April 10, 2008

STERLING CHEMICALS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (unaudited)

		First	Second	Third	Fourth
	Year	Quarter	Quarter	Quarter	Quarter
		(Dollars in Thousands, Except Per Share Data)
Revenues (as previously reported)	2007	$197,120	$253,484	$208,830	$154,896
Restatement adjustment		(1,006)	(1,032)	(966)	—

Revenues (as restated)	2007	$196,114	$252,452	$207,864	$154,896

Revenues (as previously reported)	2006	$136,670	$150,385	$189,916	$190,573
Restatement adjustment		—	—	(646)	(975)

Revenues (as restated)	2006	$136,670	$150,385	$189,270	$189,598

Gross profit (loss) (as previously reported)	2007	$10,164	$9,479	$3,048	$(10,113)
Restatement adjustment		(1,006)	(1,032)	(966)	—

Gross profit (loss) (as restated)	2007	$9,158	$8,447	$2,082	$(10,113)

Gross profit (loss) (as previously reported)	2006	$(11,853)	$5,482	$13,334	$5,863
Restatement adjustment		—	—	(646)	(975)

Gross profit (loss) (as restated)	2006	$(11,853)	$5,482	$12,688	$4,888

Income (loss) from continuing operations (as previously reported)	2007	3,223	441	(4,489)	(21,584)
Other comprehensive income adjustment		—	973	4,901	—

Income (loss) from continuing operations (as restated)		$3,223	$1,414	$412	$(21,584)

Income (loss) from continuing operations (1)	2006	(9,135)	2,137	9,949	(107,613)

Income (loss) from discontinued operations, net of tax	2007	(554)	(887)	(395)	(557)
	2006	(1,254)	(496)	625	128

Net income (loss) attributable to common stockholders (as previously reported)	2007	$409	$(2,797)	$(7,329)	$(26,530)
Restatement adjustments		(789)	(1,653)	2,211	—

Net income (loss) attributable to common stockholders (as restated)	2007	$(380)	$(4,450)	$(5,118)	$(26,530)

Net income (loss) attributable to common stockholders (as previously reported)	2006	$(12,321)	$(368)	$8,484	$(109,659)
Restatement adjustments		(599)	(1,146)	(939)	(885)

Net income (loss) attributable to common stockholders (as restated)	2006	$(12,920)	$(1,514)	$7,545	$(110,544)

Net income (loss) per share of common stock:
Basic and diluted (as previously reported)	2007	$0.14	$(0.99)	$(2.59)	$(9.38)
Restatement adjustments		(0.28)	(0.58)	0.78	—

Basic and diluted (as restated)	2007	$(0.14)	$(1.57)	$(1.81)	$(9.38)

Basic (as previously reported)	2006	$(4.36)	$(0.13)	$3.00	$(38.77)
Restatement adjustments		(0.21)	(0.41)	(0.33)	(0.31)

Basic (as restated)	2006	$(4.57)	$(0.54)	$2.67	$(39.08)

Diluted (as previously reported)	2006	$(4.36)	$(0.13)	$1.60	$(38.77)
Restatement adjustments		(0.21)	(0.41)	—	(0.31)

Diluted (as restated)	2006	$(4.57)	$(0.54)	$1.60	$(39.08)

     As discussed in Note 16 to the consolidated financial statements for the year ended December 31, 2007 contained in Item 8. of this Annual Report on Form 10-K, subsequent to the issuance of our consolidated financial statements for the quarter ended September 30, 2007, we determined that accounting errors, as described below, were included in our previously issued consolidated financial statements. As a result, we have restated our condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30 in both 2007 and 2006 and December 31, 2006, due to the following errors:
•	Paid-in-kind dividends on our Series A Preferred Stock were incorrectly recorded as 4% of the Series A Preferred Stock’s liquidation value versus the fair value of the dividends. As a result of this error, redeemable preferred stock was understated and additional paid-in capital was overstated by approximately $32 million, $29 million, $27 million, $26 million, $25 million, $24 million and $23 million as of September 30, 2007, June 30, 2007, March 31 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively. Preferred stock dividends and net loss attributable to common shareholders was understated by approximately $3 million, $2 million and $1 million for the three months ended September 30, 2007, June 30, 2007 and March 31 2007, respectively, and approximately $1 million for each of the three months ended December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006.

•	Disputed revenues were inappropriately recognized resulting in a gross up of the consolidated statements of operations for quarterly periods ended September 30, June 30, March 31 2007, December 31, 2006 and September 30, 2006. Revenues and selling, general and administrative expenses were overstated by $1.0 million, $1.0 million, $1.0 million, $1.0 million and $0.6 million for the three months ended September 30, 2007, June 30, 2007, March 31 2007, December 31, 2006, and September 30, 2006, respectively.

•	Deferred taxes were not recognized on benefit adjustments to other comprehensive income, or OCI, for the quarterly periods ended September 30 and June 30, 2007. OCI was overstated and benefit for income taxes was understated by $4.9 million and $1.0 million as of September 30 and June 30, 2007, respectively.

(1) In the fourth quarter of 2006, we recorded a $127.7 million impairment charge to our styrene assets.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
     Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or Exchange Act, were not effective to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. These rules define internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2007.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we identified a material weakness with respect to the appropriate application of complex accounting guidance to significant, material transactions. We lacked sufficient control procedures as well as adequate involvement of knowledgeable technical accounting resources. The material weakness resulted in a restatement of our financial statements as set forth in Note 16 to the consolidated financial statements, and, if not remediated, it is reasonably possible that our consolidated financial statements will contain a material misstatement in the future.

Remediation and Changes in Internal Controls
     We have developed and are implementing remediation plans to address our material weakness. We have taken the following actions to improve our internal control over financial reporting:
•	A Corporate Controller and Chief Accounting Officer was hired, effective December 3, 2007. This position was open for the majority of 2007 due to changes in our financial personnel. We believe this addition will improve our internal control over financial reporting by adding an additional layer of review with respect to significant, complex accounting matters.

•	We have implemented a process that ensures the timely review and approval of complex accounting guidance by qualified accounting personnel and will utilize external subject matter experts, where appropriate.
     Management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007 fairly present, in all material respects, our financial condition and our results of operations in conformity with accounting principles generally accepted in the United States of America.
     Other than as described above, there have not been any other changes in our internal control over financial reporting during the quarter ended December 31, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 11. Executive Compensation
     Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions
     Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services
     Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2008 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules
     (a) Financial Statements, Financial Statement Schedules and Exhibits.
1.	Consolidated Financial Statements. See “Item 8. Financial Statements and Supplementary Data — Index to Financial Statements.”

2.	Consolidated Financial Statement Schedules. All schedules for which provision is made in Regulation S-X either are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See the Exhibit Index for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.
     (b) Exhibit Index.

Exhibit
Number		Description of Exhibit
2.1	–	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	–	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	–	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	–	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

3.2	–	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	–	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.1	–	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).

4.2	–	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).

4.3	–	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).

4.4	–	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).

Exhibit
Number		Description of Exhibit
4.5	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.6	–	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.7	–	Supplemental Indenture dated March 15, 2007 to the Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., Sterling Chemicals Energy, Inc. and U. S. Bank National Association, successor to National City Bank, as Trustee (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 16, 2007).

4.8	–	Indenture dated March 29, 2007 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and U. S. Bank National Association, as Trustee and Collateral Agent, governing the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.9	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary. (incorporated herein by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.10	–	Security Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, U. S. Bank National Association, as Collateral Agent, and U. S. Bank National Association, as Indenture Trustee for the benefit of the holders the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.11	–	Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.12	–	Registration Rights Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc., as the Company, Sterling Chemicals Energy, Inc., as Guarantor, and Jefferies & Company, Inc. and CIBC World Markets Corp., as the Initial Purchasers of the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.1	–	Amended and Restated Revolving Credit Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.2	–	Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of the CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties. (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3	–	Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

Exhibit
Number		Description of Exhibit
10.4	–	Intercreditor Agreement dated as of March 29, 2007 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, The CIT Group/Business Credit, Inc., as First Lien Collateral Agent, and U. S. Bank National Association, as Second Lien Collateral Agent (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.5*	–	Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.6*	–	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.7*	–	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

**10.7(a)*	–	First Amendment to Third Amended and Restated Severance Pay Plan.

10.8*	–	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.8(a)*	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.8(b)*	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

**10.8(c)*	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

**10.8(d)*	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

10.9*	–	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.9(a)*	–	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10*	–	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.10(a)*	–	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.11	–	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

**10.11(a)	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007).

10.12*	–	Sterling Chemicals, Inc. Seventh Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.12(a)*	–	First Amendment to the Seventh Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.11(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

**10.12(b)*	–	Second Amendment to the Seventh Amended and Restated Savings and Investment Plan.

Exhibit
Number		Description of Exhibit
10.13*	–	Bonus Plan (incorporated herein by reference from Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.14*	–	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.15	–	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.16*	–	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

10.17	–	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

+10.18	–	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).

+10.18(a)	–	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

+10.18(b)	–	Amendment to Second Amended and Restated Production Agreement dated effective as of April 1, 2005 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

+10.19	–	Second Amended and Restated Plasticizers Production Agreement dated effective as of January 1, 2006 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.20	–	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

+10.21	–	Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

**12.1	–	Computation of Ratio of Earnings (Losses) to Fixed Charges.

14.1	–	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	–	Subsidiaries of Sterling Chemicals, Inc.

**23.1	–	Consent of Deloitte & Touche LLP

**31.1	–	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	–	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	–	Section 1350 Certification of the Chief Executive Officer

**32.2	–	Section 1350 Certification of the Chief Financial Officer

99.1	–	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

Exhibit
Number		Description of Exhibit
99.2	–	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

99.3	–	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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
Date: April 10, 2008
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ RICHARD K. CRUMP	President, Chief Executive Officer	April 10, 2008
Richard K. Crump	and Director

Principal Financial Officer:

/s/ JOHN R. BEAVER	Senior Vice President-Finance	April 10, 2008
John R. Beaver	and Chief Financial Officer

Principal Accounting Officer:

/s/ CARLA E. STUCKY Carla E. Stucky	Corporate Controller	April 10, 2008

/s/ STEVEN L. GIDUMAL Steve L. Gidumal	Director	April 10, 2008

/s/ JOHN W. GILDEA John W. Gildea	Director	April 10, 2008

/s/ BYRON J. HANEY Byron J. Haney	Director	April 10, 2008

/s/ KARL W. SCHWARZFELD Karl W. Schwarzfeld	Director	April 10, 2008

/s/ PHILIP M. SIVIN Philip M. Sivin	Director	April 10, 2008

/s/ DR. PETER TING KAI WU	Director	April 10, 2008
Dr. Peter Ting Kai Wu

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
2.1	–	Certificate of Ownership and Merger merging Sterling Chemicals Holdings, Inc. into Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 2.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2002).

2.2	–	Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated October 14, 2002 (incorporated herein by reference from Exhibit 2.1 to our Form 8-K filed on November 26, 2002).

2.3	–	First Modification to Joint Plan of Reorganization of Sterling Chemicals Holdings, Inc., et. al., Debtors, dated November 18, 2002 (incorporated herein by reference from Exhibit 2.2 to our Form 8-K filed on November 26, 2002).

3.1	–	Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

3.2	–	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	–	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.1	–	Warrant Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc., and Wells Fargo Bank Minnesota, N.A., as warrant agent (incorporated herein by reference from Exhibit 5 to our Form 8-A filed on December 19, 2002).

4.2	–	Registration Rights Agreement dated as of December 19, 2002 by and between Sterling Chemicals, Inc. and Resurgence Asset Management, L.L.C. (incorporated herein by reference from Exhibit 7 to our Form 8-A filed on December 19, 2002).

4.3	–	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002).

4.4	–	Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and National City Bank, as Trustee, governing the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit T3-C to Amendment No. 3 to our Form T-3 filed on December 19, 2002).

4.5	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated December 19, 2002 made by Sterling Chemicals, Inc., as Trustor, to Thomas S. Henderson, as Individual Trustee for the benefit of National City Bank, in its capacity as described therein, as Beneficiary (incorporated herein by reference from Exhibit 4.2 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.6	–	Security Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, National City Bank, as Collateral Agent, and National City Bank, as Indenture Trustee for the benefit of the holders the 10% Senior Secured Notes due 2007 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.3 to our Transition Report on Form 10-Q for the transition period ended December 31, 2002).

4.7	–	Supplemental Indenture dated March 15, 2007 to the Indenture dated December 19, 2002 by and among Sterling Chemicals, Inc., Sterling Chemicals Energy, Inc. and U. S. Bank National Association, successor to National City Bank, as Trustee (incorporated by reference from Exhibit 10.1 to our Form 8-K filed on March 16, 2007).

Exhibit
Number		Description of Exhibit
4.8	–	Indenture dated March 29, 2007 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and U. S. Bank National Association, as Trustee and Collateral Agent, governing the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.9	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary. (incorporated herein by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.10	–	Security Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, U. S. Bank National Association, as Collateral Agent, and U. S. Bank National Association, as Indenture Trustee for the benefit of the holders the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.11	–	Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.12	–	Registration Rights Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc., as the Company, Sterling Chemicals Energy, Inc., as Guarantor, and Jefferies & Company, Inc. and CIBC World Markets Corp., as the Initial Purchasers of the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.1	–	Amended and Restated Revolving Credit Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.2	–	Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of the CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties. (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3	–	Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.4	–	Intercreditor Agreement dated as of March 29, 2007 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, The CIT Group/Business Credit, Inc., as First Lien Collateral Agent, and U. S. Bank National Association, as Second Lien Collateral Agent (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.5*	–	Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.6*	–	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.7*	–	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

**10.7(a)*	–	First Amendment to Third Amended and Restated Severance Pay Plan.

Exhibit
Number		Description of Exhibit
10.8*	–	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.8(a)*	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.8(b)*	–	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

**10.8(c)*	–	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

**10.8(d)*	–	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

10.9*	–	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.9(a)*	–	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.10*	–	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.10(a)*	–	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.11	–	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

**10.11(a)	–	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007).

10.12*	–	Sterling Chemicals, Inc. Seventh Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

10.12(a)*	–	First Amendment to the Seventh Amended and Restated Savings and Investment Plan (incorporated herein by reference from Exhibit 10.11(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

**10.12(b)*	–	Second Amendment to the Seventh Amended and Restated Savings and Investment Plan.

10.13*	–	Bonus Plan (incorporated herein by reference from Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.14*	–	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.15	–	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.16*	–	Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

Exhibit
Number		Description of Exhibit
10.17	–	Separation Agreement effective as of May 31, 2005 by and among Sterling Chemicals, Inc., O&D USA LLC (d/b/a Innovene Chemicals), ANEXCO, LLC and BP Amoco Chemical Company (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed on May 31, 2005).

+10.18	–	Second Amended and Restated Production Agreement dated effective as of August 1, 1996 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File Number 333-04343-01)).

+10.18(a)	–	Amendment to Second Amended and Restated Production Agreement dated as of March 1, 2001 between BP Chemicals Inc. (predecessor in interest to BP Amoco Chemical Company) and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

+10.18(b)	–	Amendment to Second Amended and Restated Production Agreement dated effective as of April 1, 2005 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.16(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

+10.19	–	Second Amended and Restated Plasticizers Production Agreement dated effective as of January 1, 2006 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.19 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.20	–	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

+10.21	–	Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

**12.1	–	Computation of Ratio of Earnings (Losses) to Fixed Charges.

14.1	–	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	–	Subsidiaries of Sterling Chemicals, Inc.

**23.1	–	Consent of Deloitte & Touche LLP

**31.1	–	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	–	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	–	Section 1350 Certification of the Chief Executive Officer

**32.2	–	Section 1350 Certification of the Chief Financial Officer

99.1	–	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

99.2	–	Amended and Restated Corporate Governance Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

99.3	–	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.