Form 10-Q
period 2008-03-31
STERLING CHEMICALS INC
filed 2008-05-14
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of April 30, 2008, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
 i

     The risks included here are not exhaustive. Other sections of this report and our other filings with the Securities and Exchange Commission, or the SEC, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or our Annual Report, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the SEC or this Form 10-Q.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website, where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website (or the third-party websites accessible through the various hyperlinks) are not, and shall not be deemed to be, incorporated into this report.
 ii

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	21
Second Amended and Restated Certification of Incorporation
Letter of Grant Thornton LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended March 31,
		2007
	2008	(As Restated)
Revenues	$38,199	$32,715
Cost of goods sold	33,799	27,088

Gross profit	4,400	5,627

Selling, general and administrative expenses	2,418	2,298
Interest and debt related expenses	4,213	3,461
Interest income	(1,326)	(76)

Loss from continuing operations before income tax	(905)	(56)

Provision for income taxes	—	—

Loss from continuing operations	$(905)	$(56)
Income (loss) from discontinued operations, net of tax	(6,224)	2,725

Net income (loss)	$(7,129)	$2,669

Preferred stock dividends	4,271	3,049

Net loss attributable to common stockholders	$(11,400)	$(380)

Income (loss) per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(1.83)	$(1.10)
Income (loss) from discontinued operations, net of tax	(2.20)	0.96

Basic and diluted loss per share	$(4.03)	$(0.14)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$170,459	$100,183
Accounts receivable, net of allowance of $49 and $39, respectively	11,713	29,157
Inventories, net	5,211	5,044
Prepaid expenses	2,027	3,129
Deferred tax asset	5,029	5,029
Assets of discontinued operations	1,807	71,754

Total current assets	196,246	214,296

Property, plant and equipment, net	76,678	77,677
Other assets, net	14,301	14,471

Total assets	$287,225	$306,444

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$12,248	$13,715
Accrued liabilities	26,038	30,289
Liabilities of discontinued operations	43	4,028

Total current liabilities	38,329	48,032

Long-term debt	150,000	150,000
Deferred tax liability	5,029	5,029
Deferred credits and other liabilities	75,217	77,604
Commitments and contingencies (Note 5)
Redeemable preferred stock	104,137	99,866
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 20,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	136,903	141,174
Accumulated deficit	(239,671)	(232,542)
Accumulated other comprehensive income	17,253	17,253

Total stockholders’ deficiency in assets	(85,487)	(74,087)

Total liabilities and stockholders’ deficiency in assets	$287,225	$306,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
		2007
	2008	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(7,129)	$2,669
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	10	—
Depreciation and amortization	2,635	2,729
Interest amortization	279	100
Unearned income amortization	(2,125)	—
Gain on disposal of property, plant and equipment	—	(182)
Other	—	10
Change in assets/liabilities:
Accounts receivable	72,264	17,966
Inventories	14,900	4,255
Prepaid expenses	1,102	1,118
Other assets	(164)	2,181
Accounts payable	(4,303)	(13,405)
Accrued liabilities	(4,905)	(3,581)
Other liabilities	(251)	(5,224)

Net cash provided by operating activities	72,313	8,636

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(2,037)	(2,248)
Increase in restricted cash	—	(44,146)
Net proceeds from the sale of property, plant and equipment	—	182

Net cash used in investing activities	(2,037)	(46,212)

Cash flows provided by financing activities:
Repayment of Old Secured Notes	—	(57,994)
Proceeds from the issuance of Secured Notes	—	150,000
Debt issuance costs	—	(6,778)

Net cash provided by financing activities	—	85,228

Net increase in cash and cash equivalents	70,276	47,652
Cash and cash equivalents — beginning of year	100,183	20,690

Cash and cash equivalents — end of period	$170,459	$68,342

Supplemental disclosures of cash flow information:
Interest paid	$(128)	$(2,501)
Interest received	1,326	76
Cash paid for income taxes	404	299
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and reflect all adjustments (including normal recurring accruals) which, in our opinion, are considered necessary for the fair presentation of the results for the periods presented. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report.
Reclassifications
     Certain amounts reported in the consolidated financial statements for the prior periods have been reclassified to conform with the current consolidated financial statement presentation with no effect on net loss or stockholders’ equity (deficiency in assets). For the three months ended March 31, 2007, we have reclassed amounts between accrued liabilities and other liabilities on the statement of cash flows.
2. Stock-Based Compensation
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 363,914 shares of our common stock for issuance under the plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 222,500 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60, and an additional 141,414 shares of common stock available for issuance under our 2002 Stock Plan.
     Stock based compensation expense was zero for the first quarter of 2008 and immaterial for the first quarter of 2007.
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid, or DSIDA. These production facilities had been shut down since February 2005 and, after our announcement, we dismantled these facilities. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also subject to a long-term commitment to not reenter the styrene business for a period of time. We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements and sold substantially all our inventory during the first quarter of 2008. During 2007 and the first quarter of 2008, we incurred closure costs to decommission our styrene facility of approximately $1 million and $9 million, respectively. We expect to incur up to $5 million in additional decommissioning costs related to the closure of our styrene facility. Our styrene-related personnel continue to work on the decommissioning and decontamination of our styrene facility and some related tanks and storage areas. We have not developed plans for a reduction in workforce at this time as we hope to transition these employees to new business ventures after their work in decommissioning our styrene facility is complete.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$1,165	$55,995
Inventories	642	15,709
Other assets	—	50

Total	$1,807	$71,754

Liabilities of discontinued operations:
Accounts payable	$21	$3,363
Accrued liabilities	11	665
Deferred credits and other liabilities	11	—

Total	$43	$4,028

     Revenues and pre-tax income (loss) from discontinued operations for the three-month periods ended March 31, 2008 and 2007 are presented below (in thousands):

	Three months ended March 31,
	2008	2007
Revenues	$14,597	$163,400
Income (loss) before income taxes	(6,224)	2,725
     Current severance obligations related to the exit from our acrylonitrile operations are detailed below (in thousands):

	Accrued as of	Additional		Accrued as of
	December 31, 2007	accruals	Cash payments	March 31, 2008
Severance accrual	$325	$—	$325	$—
4. Long-Term Debt
     On March 1, 2007, we commenced an offer, or our tender offer, to repurchase all $100.6 million of our outstanding 10% Senior Secured Notes due 2007, or our Old Secured Notes, pursuant to a tender offer and a redemption. Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 30, 2007, we repurchased $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and paid the accrued interest thereon and $0.1 million in consent fees. On April 27, 2007, we redeemed all of our Old Secured Notes that were not tendered pursuant to our tender offer for $44 million, which included $1.5 million in accrued interest.
     On March 29, 2007, we sold $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc., or Sterling Energy, one of our wholly-owned subsidiaries, was also a party to the Purchase Agreement as a guarantor. On May 6, 2008, Sterling Energy was merged with and into Sterling Chemicals, Inc. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. On March 29, 2007, we completed a private offering of $150 million of unregistered Secured Notes pursuant to the Purchase Agreement. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On August 30, 2007, we made an initial filing of an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Energy and the initial purchasers, we agreed to use commercially reasonable efforts to cause the registration statement to become effective by December 24, 2007, and complete the exchange offer within 50 days of the effective date of the registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on December 25, 2007 and an additional 0.25% per annum on March 24, 2008. The interest on our Secured Notes will increase by an additional 0.25% per annum on each of June 23, 2008 and August 21, 2008 if the registration statement is not declared effective by those respective dates. We expect this additional interest to aggregate between $0.1 million and $0.2 million depending upon when the registration statement is declared effective by the SEC, of which $0.1 million was accrued as of March 31, 2008. Once the registration statement is declared effective, the interest rate on our Secured Notes will automatically decrease back to the face amount of 10 1/4% per annum.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, the monetization of accounts receivable and inventory associated with our exit from the styrene business significantly decreased the borrowing base under our revolving credit facility. As of March 31, 2008, total credit available under our revolving credit facility was limited to $9.5 million due to this reduced borrowing base. As of March 31, 2008, there were no loans outstanding under our revolving credit facility, and we had $4.1 million in letters of credit outstanding, resulting in borrowing availability of $5.4 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
5. Commitments and Contingencies
Product Contracts:
     We have long-term agreements, which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer.
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
     We have incurred, and may continue to incur, liability for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities, but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us. Based on information available at this time and reviews undertaken to identify potential exposure, we believe any amount reserved for environmental matters is adequate to cover our potential exposure for clean-up costs.
     Air emissions from our manufacturing facility in Texas City, Texas, or our Texas City facility, are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, or NAAQS, which lowered the ozone and particulate matter concentration thresholds for attainment. Our Texas City facility is located in an area that the Environmental Protection Agency, or EPA, has classified as not having achieved attainment under the NAAQS for ozone, either on a 1-hour or an 8-hour basis. Ozone is typically controlled by reduction of emissions of volatile organic compounds, or VOCs, and nitrogen oxide, or NOx. The Texas Commission for Environmental Quality, or TCEQ, has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve attainment under the NAAQS for ozone. Local authorities may also impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future control costs for emissions of NOx, VOCs and particulate matter, the amount and full impact of which cannot be determined at this time.
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard under the Clean Air Act by 2007. The EPA approved this “1-hour” SIP, which required an 80% reduction of NOx emissions, and extensive monitoring of emissions of highly reactive VOCs, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria area, or the HGB area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These “Section 185 fees” will be assessed on all NOx and VOC emissions in 2008 and beyond in the HGB area which are in excess of 80% of the baseline year. The method for calculating baseline emissions, as well as other details of the program, has not yet been developed. At the present time, we do not expect to be assessed any fee for our emissions for 2008, primarily due to the reduction in emissions from our Texas City facility following the closure of our styrene facility.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In April 2004, the HGB area was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, which would result in mandated compliance with the 8-hour ozone standard no later than June 15, 2010. However, on June 15, 2007, the Governor of the State of Texas requested that the EPA reclassify the HGB area as a “severe” non-attainment area, which would result in mandated compliance with the 8-hour ozone standard by June 15, 2019, and the EPA has begun the process of reclassification. On May 23, 2007, the TCEQ formally adopted revisions to the SIP designed to achieve compliance with the 8-hour ozone standard in the HGB area, as a “moderate” non-attainment area. This “8-hour” SIP calls for relatively modest additional controls which will require very little expense on our part. However, the 8-hour SIP will need to be revised if and when the HGB area is reclassified from “moderate” to “severe.” The timing and content of any revised 8-hour SIP have not yet been determined. Based on these developments, it is difficult to predict our final cost of compliance under these regulations. However, given the permanent shutdown of our phthalic anhydride, styrene and ethylbenzene facilities, we estimate the additional cost of compliance will range from zero to $4 million for capital expenditures and the purchase of NOx emissions allowances, depending on the terms of the final 8-hour SIP.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, the plaintiffs have added two additional defendants to this lawsuit. In addition, we and some of the other defendants have brought Kinder-Morgan into this lawsuit as a third-party defendant. The plaintiffs are seeking in excess of $32 million in alleged compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible which was met in January 2008, and we have set up a receivable of $0.2 million as of March 31, 2008 for the reimbursement of amounts exceeding the deductible. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid Production Agreement with BP Chemicals. Under the Production Agreement, BP Chemicals reimburses our manufacturing expenses and pays us a percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas.” Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until July 1, 2006, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas can be used in our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006 and 2007, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The parties have abated the arbitration proceedings while they attempt to reach a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the disputed credit through that date, and has continued and will continue to pay 50% of the disputed amount each month during the period of negotiation. As of March 31, 2008, the disputed amount is $6.8 million and we have received payments totaling $3.2 million. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the blend gas credit. According to the agreement, either party may reinstate the arbitration process at any time after August 1, 2007. If the arbitration is reinstated and an award is made, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our acetic acid Production Agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the on-going settlement negotiations over the blend gas issue, we are discussing an extension of the term of the acetic acid Production Agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs seek to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. The parties have taken minimal discovery to date. The plaintiffs have moved for partial summary judgment and for class certification related to their claims for denial of benefits under our retiree medical plans. The parties have fully briefed the issues and the motions are pending before the court. However, the court has stayed all proceedings while the plaintiffs pursue administrative remedies under the terms of our retiree medical plans. On April 23, 2008, the plan administrator denied the plaintiffs’ claims under the terms of our retiree medical plans. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also names certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen does not allege a specific amount of money damages in the lawsuit but has asked the court to enforce certain MOU provisions which expired on March 1, 2008 including restrictions on our ability to engage in negotiations related to transactions that would result in a change of control or to enter into mergers, stock sales or other transactions relating to a material part of our business or operations and other insignificant restrictions customary for transactions of a similar nature. Gulf Hydrogen alleges that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. We are vigorously defending this lawsuit, which we believe is completely without merit. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
6. Income Taxes
     During the first quarters of 2008 and 2007, we recorded net tax expense of zero for income taxes from continuing operations. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2008 will be fully offset by a related change in the valuation allowance, resulting in an effective tax rate of zero. For the first quarter of 2008, this resulted in $0.1 million of tax benefit being offset by an increase of $0.1 million to our valuation allowance. This increase in our valuation allowance brings our total valuation allowance to $36.2 million
7. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2008	2007
	(Dollars in Thousands)
Service cost	$—	$152
Interest cost	1,788	1,783
Expected return on plan assets	(2,148)	(2,025)
Amortization	2	—

Net pension benefit	$(358)	$(90)

     Other postretirement benefits costs consisted of the following components:

	Three months ended March 31,
	2008	2007
	(Dollars in Thousands)
Service cost	$3	$46
Interest cost	28	364
Amortization	(106)	(342)

Net plan costs (benefit)	$(75)	$68

8. Operating Segment and Sales Information
     As of March 31, 2008, we have reported our operations through two segments: acetic acid and plasticizers. The critical accounting policies for these operating segments are the same as those disclosed in our Annual Report. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit for each of our reportable operating segments are as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in Thousands)
Revenues:
Acetic acid	$28,935	$24,832
Plasticizers	8,994	7,516
Other	270	367

Total	$38,199	$32,715

Segment gross profit:
Acetic acid	$3,987	$5,833
Plasticizers	1,892	185
Other(1)	(1,479)	(391)

Gross profit	4,400	5,627
Selling, general and administrative expenses	2,418	2,298
Interest and debt related expenses	4,213	3,461
Interest income	(1,326)	(76)

Loss from continuing operations before income tax	$(905)	$(56)

Depreciation and amortization expenses:
Acetic acid	$1,512	$1,317
Plasticizers	532	486
Other(2)	591	926

Total	$2,635	$2,729

Capital expenditures:
Acetic acid	$794	$204
Plasticizers	—	—
Other—plant infrastructure	1,243	2,044

Total	$2,037	$2,248

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31,	December 31,
	2008	2007
	(Dollars in Thousands)
Total assets:
Acetic acid	$34,887	$53,769
Plasticizers	12,999	13,216
Other(3)	239,339	239,459

Total	$287,225	$306,444

(1)	Gross profit (loss) for Other includes various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expense of $0.3 million and $0.6 million for discontinued operations for the three months ended March 31, 2008 and 2007, respectively.

(3)	Components of Other are presented in the table below:

	March 31,	December 31,
	2008	2007
	(Dollars in Thousands)
Total assets:
Corporate:
Cash	$170,459	$100,183
Other	26,936	27,998
Plant infrastructure:
Property, plant and equipment, net	40,137	39,524
Assets of discontinued operations	1,807	71,754

Total	$239,339	$239,459

     Sales to major customers constituting 10% or more of total revenues were as follows:

	Three months ended March 31,
	2008	2007
	(Dollars in Thousands)
Major customers:
BP Chemicals	$28,935	$24,832
BASF Corporation	8,994	7,516
9. New Accounting Standards
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
     FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, or SFAS No. 157-2, defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the impact of our adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and did not have a material impact on our consolidated financial statements.

STERLING CHEMICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51,” or SFAS No. 160. This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.
10. Restatement of Financial Information
     As discussed in Note 16 to the consolidated financial statements for the year ended December 31, 2007 contained in Item 8. of our Annual Report, subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2007, we determined that accounting errors, as described below, were included in our previously issued consolidated financial statements. As a result, we have restated our condensed consolidated financial statements for the quarter ended March 31, 2007, due to the following errors:
•	Paid-in-kind dividends on our Series A Preferred Stock were incorrectly recorded as 4% of the Series A Preferred Stock’s liquidation value versus the fair value of the dividends. As a result of this error, redeemable preferred stock was understated and additional paid-in capital was overstated by approximately $27 million as of March 31 2007. Preferred stock dividends and net loss attributable to common shareholders was understated by approximately $1 million for the three months ended March 31 2007.

•	Disputed revenues were inappropriately recognized resulting in a gross up of the consolidated statements of operations for the quarter ended March 31 2007. Revenues and selling, general and administrative expenses were overstated by $1.0 million for the three months ended March 31 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2008. These interim financial statements are the responsibility of the Company’s management.
     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Houston, Texas
May 14, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. We currently operate in two segments: acetic acid and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. Pursuant to a long-term contract, or Production Agreement, that began in 1986 and extends to 2016, all of our acetic acid production is sold to BP Amoco Chemical Company, or BP Chemicals, and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production. Prior to August 2006, BP Chemicals also paid us a set monthly amount. However, under the terms of the Production Agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals no longer was required to pay us this set monthly amount. This change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production. We believe that we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary carbonylation technology, or Cativa Technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business are divided. We initially pay for 100% of the capital expenditures related to our acetic acid business and then invoice BP Chemicals for its portion. The net amount that is not reimbursed by BP Chemicals represents our basis in the property, plant and equipment related to our acetic acid business, which is capitalized and depreciated over its useful life. Acetic acid production has two major raw material requirements — methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the required carbon monoxide is supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our site in Texas City, Texas, or our Texas City facility.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some limited early termination rights held by BASF that begin in 2010. Under our agreement with BASF, BASF provides us with most of the required raw materials, markets the plasticizers we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures related to our plasticizers facility.
     Prior to December 3, 2007, we manufactured styrene. However, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also subject to a long-term commitment to not reenter the styrene business for a period of time. We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements, and sold substantially all our inventory during the first quarter of 2008. During 2007 and the first quarter of 2008, we incurred closure costs to decommission our styrene facility of approximately $1 million and $9 million, respectively. We expect to incur up to $5 million in additional decommissioning costs related to the closure of our styrene facility. Our styrene-related personnel continue to work on the decommissioning and decontamination of our styrene facility and some related tanks and storage areas. We have not developed formal plans for a reduction in workforce at this time as we hope to transition these employees to new business ventures after their work in decommissioning our styrene facility is complete.

     We may reduce our workforce over the next nine months in connection with our exit from the styrene business. This reduction of workforce would result in severance costs of between $2 million and $3 million. In an effort to mitigate these disruptions, reduce costs and add value to our Texas City facility, we are actively engaged in third-party discussions regarding strategic initiatives that would require the services of many of our dedicated styrenics employees. If one or more of these strategic initiatives are consummated over the next few months, the reduction to our workforce, the amount of severance payments and the other styrene business closure costs could be reduced.
     We manufacture all of our petrochemicals products at our Texas City facility. In terms of production capacity, our Texas City site has the sixth largest acetic acid facility in the world. Our Texas City site covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City site also has truck loading racks, weigh scales, stainless and mild steel storage tanks, three waste deepwells, 135 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes.
     Given our under-utilized infrastructure, our management and engineering expertise, as well as ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City site. We are currently pursuing numerous initiatives to attract new chemical related businesses to our Texas City site, including opportunities involving renewable fuels projects, gasification, energy projects and chemicals terminalling. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City site to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional revenue.
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
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
   Revenues and income (loss) from continuing operations
     Our revenues were $38.2 million for the first quarter of 2008, a 17% increase from the $32.7 million in revenues we recorded for the first quarter of 2007. We recorded a net loss from continuing operations of $0.9 million for the first quarter of 2008, compared to a net loss from continuing operations of less than $0.1 million in the first quarter of 2007.
     Revenues from acetic acid operations were $28.9 million for the first quarter of 2008, a 17% increase from the $24.8 million in revenues we received from these operations in the first quarter of 2007. This increase in acetic acid revenues in the first quarter of 2008 resulted primarily from an increase in cost reimbursements received from BP Chemicals due to an increase in the costs allocated to our acetic acid operating segment as a result of our exit from the styrene business. Gross profit from our acetic acid operations decreased $1.8 million during the first quarter 2008 compared to the first quarter of 2007. This decrease in gross profit was primarily due to an increase in the costs allocated to our acetic acid operating segment as a result of our exit from the styrene business.
     Revenues from plasticizers operations were $9.0 million in the first quarter of 2008, a 20% increase from the $7.5 million in revenues we recorded from these operations in 2007. Gross profit for our plasticizers operations increased $1.7 million in the first quarter of 2008. These increases in revenues and gross profit resulted primarily from reimbursement from BASF for prior year cost savings.
   Interest and debt related expenses
     Our interest expense for the first quarter of 2008 was $4.2 million, compared to $3.5 million for the first quarter of 2007. This increase in the first quarter of 2008 was primarily due to the higher principal amount of our Secured Notes compared to our Old Secured Notes.
   Interest income
     Our interest income for the first quarter of 2008 was $1.3 million compared to the $0.1 million during the first quarter of 2007. This increase in interest income was primarily due to the higher average cash balances in the first quarter of 2008 compared to the same period in 2007.
   Discontinued operations
     During the first quarter of 2008, net loss from discontinued operations was $6.2 million in the first quarter of 2008 compared to net income of $2.7 million in the first quarter of 2007. This increase in net loss was primarily due to the costs associated with the decommissioning of our styrene unit that was shut down in December 2007.

Liquidity and Capital Resources
     During March and April, 2007, we repurchased all $100.6 million of our outstanding 10% Senior Secured Notes due 2007, or our Old Secured Notes, pursuant to a tender offer and a redemption. Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 30, 2007, we repurchased $58 million in aggregate principal amount of Old Secured Notes which were validly tendered prior to the expiration of our tender offer, and paid the accrued interest thereon and $0.1 million in consent fees. On April 27, 2007, we redeemed all of our Old Secured Notes that were not tendered pursuant to our tender offer for $44 million, which included $1.5 million in accrued interest.
     On March 29, 2007, we sold $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, to Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. Sterling Chemicals Energy, Inc., or Sterling Energy, one of our wholly-owned subsidiaries, was also a party to the Purchase Agreement as a guarantor. On May 6, 2008, Sterling Energy was merged with and into Sterling Chemicals, Inc. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. On March 29, 2007, we completed a private offering of $150 million of unregistered Secured Notes pursuant to the Purchase Agreement. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On August 30, 2007, we made an initial filing of an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to cause the registration statement to become effective by December 24, 2007, and complete the exchange offer within 50 days of the effective date of the registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on December 25, 2007 and an additional 0.25% per annum on March 24, 2008. The interest on our Secured Notes will increase by an additional 0.25% per annum on each of June 23, 2008 and August 21, 2008 if the registration statement is not declared effective by those respective dates. We expect this additional interest to aggregate between $0.1 million and $0.2 million depending upon when the registration statement is declared effective by the SEC, of which $0.1 million was accrued as of March 31, 2008. Once the registration statement is declared effective, the interest rate on our Secured Notes will automatically decrease back to the face amount of 10 1/4% per annum.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our and Sterling Energy’s fixed assets and certain related assets, including, without limitation, all property, plant and equipment, and (ii) on a second priority basis by all of our and Sterling Energy’s other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries (including Sterling Energy), intellectual property, deposit accounts and investment property.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy are co-borrowers and are jointly and severally liable for any indebtedness thereunder. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets, as well as all of the issued and outstanding capital stock of Sterling Energy. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 85% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million.

However, the monetization of accounts receivable and inventory associated with our exit from the styrene business significantly decreased the borrowing base under our revolving credit facility. As of March 31, 2008, total credit available under our revolving credit facility was limited to $9.5 million due to this reduced borrowing base. As of March 31, 2008, there were no loans outstanding under our revolving credit facility, and we had $4.1 million in letters of credit outstanding, resulting in borrowing availability of $5.4 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $175.8 million at March 31, 2008, an increase of $37.9 million compared to our liquidity at December 31, 2007. This increase was primarily due to the monetization of styrene working capital. We believe that our cash on hand, together with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $156.2 million on March 31, 2008, an increase of $57.7 million from our working capital of $98.5 million on December 31, 2007. This increase in working capital resulted primarily from the monetization of our styrene working capital.
Cash Flow
     Net cash provided by our operations was $72.3 million for the first quarter of 2008, compared to the $8.6 million in net cash provided by our operations during the first quarter of 2007. This improvement in net cash flow in the first quarter of 2008 was primarily due to the monetization of our styrene working capital of approximately $66 million. Net cash flow used in our investing activities was $2.0 million during the first quarter of 2008, compared to the $46.2 million during the first quarter of 2007 primarily due to a change in our restricted cash associated with the debt refinancing discussed above. There was zero cash flow provided by financing activities in the first quarter of 2008 compared to $85.2 million in the first quarter of 2007 due to our debt refinancing discussed above.
Capital Expenditures
     Our capital expenditures were $2.0 million during the first quarter of 2008 and $2.2 million during the first quarter of 2007. We expect our capital expenditures for the remainder of 2008 to be approximately $8 million. We expect to incur approximately $4 million for a capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City site. The remaining $4 million is primarily for routine safety, environmental and replacement capital.
Recent Developments
     Our President and Chief Executive Officer, Richard K. Crump, has announced plans to retire. Mr. Crump has worked with our Board of Directors over the past several months to identify a replacement. The search for Mr. Crump’s replacement has focused on someone capable of adding value to the new projects while also having process leadership skills to continue managing our core acetic acid and plasticizer businesses.
Contractual Cash Obligations
     As of March 31, 2008, there have been no significant changes to the contractual obligations disclosed in our Annual Report.
Critical Accounting Policies, Use of Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. There have been no material changes or developments in our evaluation of the accounting estimates or the underlying assumptions or methodologies that we believe to be critical accounting policies disclosed in our Annual Report.

New Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.
     FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157, or SFAS No. 157-2, defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS 157 prior to February 12, 2008, must continue to apply all provisions of SFAS 157. We are currently evaluating the impact of our adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51,” or SFAS No. 160. This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 161 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of either a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. There were no borrowings under our revolving credit facility during the first quarter of 2008. Our $150 million of Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year.
Item 4T. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
(a) Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) of the Exchange Act) were effective as of the end of the period covered by this report.
     As described in Item 9A(T) of our 2007 Annual Report on Form 10-K, we identified a material weakness with respect to the appropriate application of complex accounting guidance to significant, material transactions.
(b) Changes in Internal Control over Financial Reporting
     In the first quarter of 2008, to remediate the material weakness discussed above, we implemented a process that ensures the timely review and approval of complex accounting guidance by qualified accounting personnel and use of external subject matter experts, where appropriate. As previously stated in Item 9A(T) of our 2007 Annual Report on Form 10-K, a Corporate Controller and Chief Accounting Officer was hired, effective December 3, 2007. This position was open for the majority of 2007 due to changes in our financial personnel. We believe this addition has improved our internal control over financial reporting by adding an additional layer of review with respect to significant, complex accounting matters. We evaluated the design and operation of these new controls and procedures and concluded that these controls and procedures were designed and operating effectively as of March 31, 2008. We believe that the changes and enhanced controls and procedures described above remediated the material weakness as of March 31, 2008. Except for such changes, during the first quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 5 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number	Description of Exhibit

**3.1	- Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc.

**15.1	- Letter of Grant Thornton LLP regarding unaudited interim financial information.

**31.1	- Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	- Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	- Section 1350 Certification of the Chief Executive Officer

**32.2	- Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)

Date: May 13, 2008	By	/s/ RICHARD K. CRUMP
Richard K. Crump
President and Chief Executive Officer

Date: May 13, 2008	By	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

**3.1	- Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc.

**15.1	- Letter of Grant Thornton LLP regarding unaudited interim financial information.

**31.1	- Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	- Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	- Section 1350 Certification of the Chief Executive Officer

**32.2	- Section 1350 Certification of the Chief Financial Officer