Form 10-Q
period 2008-06-30
STERLING CHEMICALS INC
filed 2008-08-14
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.
     As of July 31, 2008, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
Readers should consider the following information as they review this Form 10-Q:
Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	current and future industry conditions and their effect on our results of operations or financial position;

•	the extent, timing and impact of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our competitiveness, business strategy, results of operations or financial position;

•	our ability to consummate development projects at our Texas City, Texas site;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of, and requirements for, financial resources;

•	future contractual obligations;

•	future amendments, renewals or terminations of existing contractual relationships;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows or dividends;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws;

•	our reliance on marketing partners;

•	adequacy of insurance coverage or indemnification rights;

•	the timing and extent of changes in commodity prices for our products or raw materials;

•	petrochemicals industry production capacity or operating rates;

•	costs associated with the shut down and decommissioning of our styrene facility;

•	increases in the cost of, or our ability to obtain, raw materials or energy;

•	regulatory initiatives and compliance with governmental laws or regulations, including environmental laws or regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses, including those resulting from weather related events;

•	changes in foreign, political, social or economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness or could cause existing manufacturing processes to become obsolete;

•	effects of litigation;

•	cost, availability or adequacy of insurance; and

i

•	various other matters, many of which are beyond our control.
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

STERLING CHEMICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2008, and cash flows for the six months ended June 30, 2008. These interim financial statements are the responsibility of the Company’s management.
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

GRANT THORNTON LLP

Houston, Texas
August 14, 2008

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended June 30,		Six months ended June 30,
		2007		2007
		(As Restated,		(As Restated,
	2008	See Note 11 )	2008	See Note 11)

Revenues	$47,795	$34,132	$85,995	$66,847
Cost of goods sold	37,969	31,329	71,767	58,417

Gross profit	9,826	2,803	14,228	8,430

Selling, general and administrative expenses	3,787	2,525	6,205	4,823
Impairment of long-lived assets	6,649	—	6,649	—
Interest and debt related expenses	4,719	4,932	8,931	8,392
Interest income	(1,107)	(572)	(2,432)	(647)
Other expense	—	839	—	839

Loss from continuing operations before income tax	(4,222)	(4,921)	(5,125)	(4,977)

Benefit for income taxes	—	(973)	—	(973)

Loss from continuing operations	$(4,222)	$(3,948)	$(5,125)	$(4,004)
Income (loss) from discontinued operations, net of tax of zero for all periods	(1,588)	4,474	(7,813)	7,200

Net income (loss)	$(5,810)	$526	$(12,938)	$3,196

Preferred stock dividends	4,422	4,976	8,693	8,026

Net loss attributable to common stockholders	$(10,232)	$(4,450)	$(21,631)	$(4,830)

Income (loss) per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(3.06)	$(3.15)	$(4.89)	$(4.26)
Income (loss) from discontinued operations, net of tax	(0.56)	1.58	(2.76)	2.55

Basic and diluted loss per share	$(3.62)	$(1.57)	$(7.65)	$(1.71)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$160,491	$100,183
Accounts receivable, net of allowance of $33 and $39, respectively	24,098	29,157
Inventories, net	5,562	5,044
Prepaid expenses	510	3,129
Deferred tax asset	—	5,029
Assets of discontinued operations	1,032	71,754

Total current assets	191,693	214,296

Property, plant and equipment, net	68,329	77,677
Other assets, net	13,646	14,471

Total assets	$273,668	$306,444

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$14,996	$13,715
Accrued liabilities	15,385	22,789
Liabilities of discontinued operations	12,401	11,528

Total current liabilities	42,782	48,032

Long-term debt	150,000	150,000
Deferred tax liability	—	5,029
Deferred credits and other liabilities	26,415	26,168
Long-term liabilities of discontinued operations	41,584	51,436
Commitments and contingencies (Note 6)
Redeemable preferred stock	108,559	99,866
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 20,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	132,527	141,174
Accumulated deficit	(245,480)	(232,542)
Accumulated other comprehensive income	17,253	17,253

Total stockholders’ deficiency in assets	(95,672)	(74,087)

Total liabilities and stockholders’ deficiency in assets	$273,668	$306,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(12,938)	$3,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	10	—
Stock compensation expense	46	—
Depreciation and amortization	5,082	5,490
Impairment of long-lived assets	6,649	—
Interest amortization	810	375
Unearned income amortization	(5,744)	(500)
Lower-of-cost-or-market adjustment	—	1,318
Loss on investment	—	839
Gain on disposal of property, plant and equipment	—	(182)
Deferred tax benefit	—	(973)
Other	2	20
Change in assets/liabilities:
Accounts receivable	60,193	(29,358)
Inventories	15,010	19,359
Prepaid expenses	2,620	2,029
Other assets	(126)	1,976
Accounts payable	1,846	5,243
Accrued liabilities	(6,533)	(1,041)
Other liabilities	(3,862)	(8,760)

Net cash provided by (used in) operating activities	63,065	(969)

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(2,757)	(4,350)
Net proceeds from the sale of property, plant and equipment	—	182

Net cash used in investing activities	(2,757)	(4,168)

Cash flows from financing activities:
Repayment of tendered Old Secured Notes	—	(100,579)
Proceeds from the issuance of Secured Notes	—	150,000
Debt issuance costs	—	(7,832)

Net cash provided by financing activities	—	41,589

Net increase in cash	60,308	36,452
Cash and cash equivalents — beginning of year	100,183	20,690

Cash and cash equivalents — end of period	$160,491	$57,142

Supplemental disclosures of cash flow information:
Interest paid, net of interest income received	$5,607	$4,001
Cash paid for income taxes	404	299
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
Reclassifications
     Certain amounts reported in the condensed consolidated financial statements for the prior periods have been reclassified to conform to the current consolidated financial statement presentation with no effect on net loss or stockholders’ equity (deficiency in assets). For the six months ended June 30, 2007, we have reclassified certain amounts between depreciation and amortization and other liabilities on the condensed consolidated statement of cash flows. For the three and six months ended June 30, 2007, we have reclassified certain amounts on the condensed consolidated statements of operations and the condensed consolidated balance sheet as of December 31, 2007, to reflect the discontinued operations of styrene.
2. Stock-Based Compensation
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under the plan (subject to adjustment). Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 347,500 shares of our common stock outstanding under our 2002 Stock Plan, all at an exercise price of $31.60, and an additional 16,414 shares of common stock available for issuance under our 2002 Stock Plan.
     During the second quarter of 2008, we granted 125,000 stock options at a weighted-average exercise price of $31.60. The fair value of each grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008

Expected life (years)	7.5
Expected volatility	54.3%
Expected dividend yield	—
Risk-free interest rate	3.5%
Weighted-average fair value of options granted during the period	$7.25
     Stock based compensation expense was less than $0.1 million for the three and six months ended June 30, 2008 and 2007.
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid production. These production units had been shut down since February 2005, and after our announcement, we dismantled these facilities. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses, and was made after a full review and analysis of our strategic alternatives.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us in November 2007. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period of time was initially 8 years. However effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to 5 years. We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements, and sold substantially all of our remaining inventory during the first quarter of 2008. During 2007 and the first six months of 2008, we incurred closure costs to decommission our styrene facility of $0.7 million and $14.6 million, respectively. We expect to incur up to approximately $4 million in additional decommissioning costs related to the closure of our styrene facility. In mid-July, with the decontamination process for the styrene facility nearing completion, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by seven people. In addition, we made offers for early retirement to several members of our hourly work force and our salaried administrative and process supervisors. Upon completion of the down-sizing of our hourly work force and our administrative and process supervisor positions, total staff reductions are expected to be approximately 40 employees, and we expect to recognize approximately $2.2 million in severance costs in the third and fourth quarters of 2008, in accordance with Statement of Financial Accounting Standards, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$851	$55,995
Inventories	181	15,709
Other assets	—	50

Total	$1,032	$71,754

Liabilities of discontinued operations:
Accounts payable	$—	$3,363
Accrued liabilities (1)	12,401	8,165
Deferred credits and other liabilities (1)	41,584	51,436

Total	$53,985	$62,964

(1)	Includes $54 million of deferred income for the NOVA supply agreement that will be amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities include the current portion of $12.4 million and deferred credits and other liabilities include the long-term portion of $41.6 million.
     Revenue and pre-tax losses from discontinued operations for the three and six-month periods ended June 30, 2008 and 2007 are presented below:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Revenues	$611	$218,339	$15,208	$382,011
Income (loss) before income taxes	(1,588)	4,474	(7,813)	7,200

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Current severance obligations related to the exit from our acrylonitrile operations are detailed below (in thousands):

	Accrued as of			Accrued as of
	December 31, 2007	Additional accruals	Cash payments	June 30, 2008

Severance accrual	$325	$—	$325	$—
4. Shutdown and Impairment of Phthalic Anhydride Manufacturing Unit
     On May 27, 2008, we entered into a Third Amended and Restated Plasticizers Production Agreement, or our Amended Plasticizers Production Agreement, with BASF Corporation, or BASF, with an effective date of April 1, 2008. The Amended Plasticizers Production Agreement amended certain provisions of the Second Amended and Restated Plasticizers Production Agreement between us and BASF dated as of January 1, 2006, or the Old Plasticizers Production Agreement. The Amended Plasticizers Production Agreement was entered into in connection with BASF’s nomination of zero pounds of phthalic anhydride, or PA, under the Old Plasticizers Production Agreement in response to deteriorating market conditions which were not expected to improve over the next few years, causing the shutdown of our PA unit.
     The Amended Plasticizers Production Agreement relieves BASF of most of its obligations under the Old Plasticizers Production Agreement related to our PA manufacturing unit. BASF’s obligations under the Old Plasticizers Production Agreement related to our esters manufacturing unit were not affected by the Amended Plasticizers Production Agreement and are continuing in accordance with the same terms as existed under the Old Plasticizers Production Agreement. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF is required to pay us an aggregate amount of approximately $3.2 million, $3.0 million of which was paid in May 2008, and the balance of which is due and payable on or before August 15, 2008. However, we are obligated to refund 75% of this amount if we restart our PA manufacturing unit before January 1, 2009, 50% of this amount if we restart our PA manufacturing unit during 2009 and 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million represents the termination of BASF’s obligations under the Old Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit, and will be recognized using the straight-line method over the restricted period of April 1, 2008 through December 31, 2010 under the Amended Plasticizers Production Agreement. During the first half of 2008, BASF is also required to pay us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA unit have been incurred and expensed, and the $3.7 million in cost reimbursements, has been recognized as revenue in the first six months of 2008. The quarterly fixed periodic payments under the Old Plasticizers Production Agreement with respect to the operation of our PA and esters manufacturing units were not changed under the Amended Plasticizers Agreement. However, these quarterly fixed periodic payments are now solely related to the operation of our esters manufacturing unit under the Amended Plasticizers Production Agreement.
     In addition, under the Amended Plasticizers Production Agreement, (i) the methods for calculating payments required to be made by BASF for achieving reductions in direct fixed and variable costs and (ii) BASF’s right to terminate the Agreement in the event that direct fixed and variable costs exceed a specified threshold (unless we elect to cap BASF’s reimbursement obligations) have both been modified to exclude costs savings and direct fixed and variable costs pertaining to our PA manufacturing unit.
     After April 1, 2008, the Amended Plasticizers Production Agreement also removed all restrictions or rights BASF formerly had during the term of the Old Plasticizers Production Agreement with respect to our use or disposition of the PA manufacturing unit, including a limited purchase right, the right to request capacity increases and consultation rights regarding future capital expenditures with respect to our PA manufacturing unit.
     As a result of the Amended Plasticizers Production Agreement and subsequent permanent shutdown of our PA unit, our management determined that a triggering event, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had occurred and during the second quarter of 2008, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June 2008.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Other than the impairment discussed above, we do not believe the shutdown of our PA manufacturing unit will have a material adverse effect on our financial position, results of operations or cash flows as the required quarterly fixed periodic payments previously related to the PA manufacturing unit will continue throughout the original term of the contract, however have been allocated to the operations of the esters manufacturing unit, and all decontamination and shutdown costs were reimbursed by BASF.
5. Long-Term Debt
     On March 1, 2007, we commenced an offer, or our tender offer, to repurchase all $100.6 million of our outstanding 10% Senior Secured Notes due 2007, or our Old Secured Notes. Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 30, 2007, we repurchased $58 million in aggregate principal amount of our Old Secured Notes, which were validly tendered prior to the expiration of our tender offer, and paid the accrued interest thereon and $0.1 million in consent fees. On April 27, 2007, we redeemed all of our Old Secured Notes that were not tendered pursuant to our tender offer for $44 million, which included $1.5 million in accrued interest.
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with the offering of our Secured Notes, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into Sterling Chemicals, Inc. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement to become effective by December 24, 2007 and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of this required exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008 and we expect the interest rate on our Secured Notes to revert back to the face amount of 10 1/4% per annum, effective September 12, 2008, when the exchange offer is expected to close. The additional interest incurred from December 25, 2007 through the expected closing of the exchange offer is estimated to be approximately $.5 million.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis, by all of our fixed assets and certain related assets, including, without limitation, all property, plant and equipment and (ii) on a second priority basis, by all of our other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries, intellectual property, deposit accounts and investment property.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into Sterling Chemicals, Inc., Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, since that time, the monetization of accounts receivable and inventory associated with our exit from the styrene business has significantly decreased the borrowing base under our revolving credit facility. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, on June 30, 2008, we reduced our commitment under our revolving credit facility to $25 million. As of June 30, 2008, total credit available under our revolving credit facility was limited to $17.3 million, we had no loans outstanding and we had $4.1 million in letters of credit outstanding, resulting in effective borrowing availability of $13.2 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. Our revolving credit facility does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our revolving credit facility.
6. Commitments and Contingencies
Product Contracts:
     We have long-term agreements which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard under the Clean Air Act by 2007. The EPA approved this “1-hour” SIP, which required an 80% reduction of NOx emissions, and extensive monitoring of emissions of highly reactive VOCs, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria area, or the HGB area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These “Section 185 fees” will be assessed on all NOx and VOC emissions in 2008 and beyond in the HGB area which are in excess of 80% of the baseline year. The method for calculating baseline emissions, as well as other details of the program, has not yet been developed. At the present time, we do not expect to be assessed any fees for our emissions for 2008, primarily due to the reduction in emissions from our Texas City facility following the closure of our styrene facility.
     In April 2004, the HGB area was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act, which resulted in mandated compliance with the 8-hour ozone standard no later than June 15, 2010. However, on June 15, 2007, the Governor of the State of Texas requested that the EPA reclassify the HGB area as a “severe” non-attainment area, which will likely change the mandated compliance date for the 8-hour ozone standard from June 15, 2010 to June 15, 2019, as the EPA has begun the process of reclassification. On May 23, 2007, the TCEQ formally adopted revisions to the SIP designed to achieve compliance with the 8-hour ozone standard in the HGB area as a “moderate” non-attainment area. This “8-hour” SIP calls for relatively modest additional controls at our Texas City facility which will require very little expense on our part. However, the 8-hour SIP will need to be revised if and when the HGB area is reclassified from “moderate” to “severe.” The timing and content of any revised 8-hour SIP have not yet been determined. Based on these developments, it is difficult to predict our final cost of compliance under these regulations. However, given the permanent shutdown of our phthalic anhydride, styrene and ethylbenzene facilities, we estimate the additional cost of compliance will range from zero to $4 million for capital expenditures and the purchase of NOx emissions allowances, depending on the terms of the final 8-hour SIP.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, the plaintiffs have added two additional defendants to this lawsuit. In addition, we and some of the other defendants have brought Kinder-Morgan into this lawsuit as a third-party defendant. The plaintiffs are seeking in excess of $32 million in alleged compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible which was met in January 2008. As of June 30, 2008, we have received $0.2 million from our insurance carrier for the reimbursement of amounts exceeding the deductible, and we have accrued for an additional $0.2 million for the reimbursement of amounts exceeding the deductible which were incurred during the second quarter of 2008. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows; although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Chemicals to resolve a dispute involving the interpretation of provisions of our acetic acid Production Agreement with BP Chemicals, or our Acetic Acid Production Agreement. Under our Acetic Acid Production Agreement, BP Chemicals reimburses our manufacturing expenses and pays us a

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
percentage of the profits derived from the sales of the acetic acid we produce. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas.” Our acetic acid business has always used all of the carbon monoxide produced by Praxair, other than the small amount of carbon monoxide included in the blend gas. Until July 1, 2006, all of the blend gas produced by Praxair was used by the oxo-alcohols plant included in our plasticizers business. During the period when the oxo-alcohols plant was operating, BP Chemicals was compensated for the use of this blend gas by our oxo-alcohols plant through a credit to the amount of our manufacturing expenses reimbursed by BP Chemicals. Effective July 1, 2006, we permanently closed our oxo-alcohols plant. BP Chemicals has taken the position that it is entitled to continue to deduct a portion of the blend gas credit from the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant has been closed and is no longer taking any blend gas and the Praxair facilities have been modified so that the carbon monoxide previously used in blend gas can be used in our acetic acid operations. Effective August 1, 2006, BP Chemicals began short paying our invoices for manufacturing expenses by the portion of the credit that BP Chemicals claims should continue through July 31, 2016. The disputed portion of the credit averaged approximately $0.3 million per month during 2006 and 2007, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic acid we produce. We are also seeking additional damages from BP Chemicals in the arbitration based on what we believe are breaches of duty by BP Chemicals. The parties have abated the arbitration proceedings while they attempt to reach a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the disputed credit through that date, and has continued and will continue to pay 50% of the disputed amount each month during the period of negotiation. As of June 30, 2008, the disputed amount is $8.1 million and we have received payments totaling $3.8 million. We are not recording any revenue related to any portion of the disputed amount until the matter is resolved. The parties have stipulated that the payments are made without prejudice, in that BP Chemicals is not admitting liability and continues to insist that we remain liable for the disputed portion of the blend gas credit. According to the agreement, either party may reinstate the arbitration process at any time after August 1, 2007. If the arbitration is reinstated and an award is made, the amounts paid by BP Chemicals will be credited against any sums awarded to us or refunded by us to BP Chemicals, depending on the ruling of the arbitration panel. We believe that our Acetic Acid Production Agreement does not contemplate the continuation of any portion of the blend gas credit under these circumstances and will vigorously pursue our position. Although we are in a dispute with BP Chemicals over the interpretation of this contractual provision, we believe that we continue to have a constructive working relationship with BP Chemicals, as has been the case since 1986. As part of the on-going settlement negotiations over the blend gas issue, we are discussing an extension of the term of the Acetic Acid Production Agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs seek to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. The parties have taken minimal discovery to date. The plaintiffs have moved for partial summary judgment and for class certification related to their claims for denial of benefits under our retiree medical plans. The parties have fully briefed the issues and the motions are pending before the court. However, the court has stayed all proceedings while the plaintiffs pursue administrative remedies under the terms of our retiree medical plans. On April 23, 2008, the plan administrator denied the plaintiffs’ claims under the terms of our retiree medical plans. The plaintiffs appealed that denial as permitted in the applicable benefit plan and an appeal with the plan administrator was heard on July 29, 2008. The plan administrator denied the plaintiffs claim after the appeal. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also names certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen does not allege a specific amount of money damages in the lawsuit but has asked the court to enforce certain MOU provisions which expired on March 1, 2008, including restrictions on our ability to engage in negotiations related to transactions that would result in a change of control or to enter into mergers, stock sales or other transactions relating to a material part of our business or operations and other insignificant restrictions customary for transactions of a similar nature. Gulf Hydrogen alleges that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. We are vigorously defending this lawsuit, which we believe is completely without merit. We do not believe that this incident will have a

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
7. Income Taxes
     During the three months and six months ended June 30, 2008 and 2007, we recorded net tax expense of zero and a net tax benefit of $1.0 million, respectively, for income taxes from continuing operations. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2008 will be fully offset by a related change in the valuation allowance, resulting in an effective tax rate of zero. For the three and six months ended June 30, 2008, this resulted in less than $0.1 million and $2.1 million, respectively, of tax benefit being offset by a total increase of $2.1 million to our valuation allowance. This increase in our valuation allowance brings our total valuation allowance to $38.3 million.
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Service cost	$—	$153	$—	$305
Interest cost	1,788	1,782	3,576	3,565
Expected return on plan assets	(2,148)	(2,025)	(4,296)	(4,050)
Curtailment loss (gain)	2	(100)	4	(100)

Net pension benefit	$(358)	$(190)	$(716)	$(280)

     Other postretirement benefits costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Service cost	$14	$19	$28	$65
Interest cost	142	329	284	693
Amortization of unrecognized costs	(541)	(375)	(1,082)	(717)

Net plan costs (benefit)	$(385)	$(27)	$(770)	$41

9. Operating Segment and Sales Information
As of June 30, 2008, we have reported our operations through two segments: acetic acid and plasticizers. The critical accounting policies for these operating segments are the same as those disclosed in our Annual Report. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit for each of our reportable operating segments are as follows:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Revenues:
Acetic acid	$39,139	$27,012	$68,074	$51,830
Plasticizers	8,487	6,971	17,481	14,486
Other	169	149	440	531

Total	$47,795	$34,132	$85,995	$66,847

Segment gross profit:
Acetic acid	$9,585	$6,649	$13,572	$12,481
Plasticizers	1,155	271	3,047	456
Other(1)	(914)	(4,117)	(2,391)	(4,507)

Gross profit	9,826	2,803	14,228	8,430

Selling, general and administrative expenses	3,787	2,525	6,205	4,823
Impairment of long-lived assets(2)	6,649	—	6,649	—
Interest and debt related expenses	4,719	4,932	8,931	8,392

Interest income	(1,107)	(572)	(2,432)	(647)
Other expense	—	839	—	839

Loss from continuing operations before income tax	$(4,222)	$(4,921)	$(5,125)	$(4,977)

Depreciation and amortization expenses:
Acetic acid	$1,525	$1,315	$3,037	$2,632
Plasticizers	532	493	1,064	979
Other(3)	390	953	981	1,879

Total	$2,447	$2,761	$5,082	$5,490

Capital expenditures:
Acetic acid	$348	$704	$1,142	$908
Plasticizers	—	—	—	—
Other—plant infrastructure	372	1,398	1,615	3,442

Total	$720	$2,102	$2,757	$4,350

(1)	Gross profit (loss) for Other includes various unallocated corporate charges and credits.

(2)	As a result of the shutdown of our PA unit and the subsequent entry into the Amended Plasticizers Production Agreement in May 2008, with an effective date of April 1, 2008, our PA unit was determined to be impaired in the second quarter of 2008 and was written down to zero. See Note 4 for more information.

(3)	Includes depreciation and amortization expense of $0.1 million and $0.7 million for discontinued operations for the three months ended June 30, 2008 and 2007, respectively, and $0.4 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.

	June 30,	December 31,
	2008	2007
	(Dollars in Thousands)
Total assets:
Acetic acid	$45,009	$53,769
Plasticizers	6,466	13,216
Other(4)	222,193	239,459

Total	$273,668	$306,444

(4)	Components of Other are presented in the table below:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30,	December 31,
	2008	2007
	(Dollars in Thousands)
Total assets:
Corporate:
Cash	$160,491	$100,183
Other	20,620	27,998
Plant infrastructure:
Property, plant and equipment, net	40,050	39,524
Assets of discontinued operations	1,032	71,754

Total	$222,193	$239,459

Sales to major customers constituting 10% or more of total revenues from continuing operations were as follows (there were no export sales):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Major customers:
BP Chemicals	$39,139	$27,012	$68,074	$51,830
BASF Corporation	8,487	6,971	17,481	14,486
10. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of 2008 and determined it had no impact on our condensed consolidated financial statements.
     In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to February 12, 2008 must continue to apply all provisions of SFAS No. 157. We are currently evaluating the impact of our adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, on our condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51,” or SFAS No. 160. This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
not expect the adoption of SFAS No. 160 to have a material impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our condensed consolidated financial statements.
     In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of The Public Company Accounting Oversight Board’s amendments to, Statements on Auditing Standards Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. “ SFAS No. 162 is not expected to have a material impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008 and all prior-period earnings per share data presented is required to be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 to our condensed consolidated financial statements.
11. Restatement of Financial Information
     As discussed in Note 16 to the consolidated financial statements for the year ended December 31, 2007 contained in Item 8 of our Annual Report, subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2007, we determined that accounting errors, as described below, were included in our previously issued condensed consolidated financial statements. As a result, we have restated our condensed consolidated financial statements for the three and six months ended June 30, 2007, due to the following errors:
•	Paid-in-kind dividends on our Series A Convertible Preferred Stock were incorrectly recorded as 4% of the Series A Convertible Preferred Stock’s liquidation value versus the fair value of the dividends. As a result of this error, redeemable preferred stock was understated and additional paid-in capital was overstated by $29.2 million as of June 30, 2007. Preferred stock dividends and net loss attributable to common shareholders were understated by $2.6 million and $3.4 million for the three and six months ended June 30, 2007, respectively.

•	Disputed revenues were inappropriately recognized resulting in a gross up of the consolidated statements of operations for the three and six months ended June 30, 2007. Revenues and selling, general and administrative expenses were overstated by $1.0 million and $2.0 million for the three and six months ended June 30, 2007.

•	Deferred taxes were not recognized on benefit adjustments to other comprehensive income, or OCI, for the quarterly period ended June 30, 2007. OCI was overstated and benefit for income taxes was understated by $1.0 million for the three and six months ended June 30, 2007.

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
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. Pursuant to our acetic acid Production Agreement, or our Acetic Acid Production Agreement, that began in 1986 and extends to 2016, all of our acetic acid production is sold to BP Amoco Chemical Company, or BP Chemicals, and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production. Prior to August 2006, BP Chemicals also paid us a set monthly amount. However, under the terms of our Acetic Acid Production Agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals was no longer required to pay us this set monthly amount. This change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production. We believe that we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary “Cativa” carbonylation technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business are divided. We initially pay for 100% of the capital expenditures related to our acetic acid business and then invoice BP Chemicals for its portion. The net amount that is not reimbursed by BP Chemicals represents our basis in the property, plant and equipment related to our acetic acid business, which is capitalized and depreciated over its useful life. Acetic acid production has two major raw material requirements, methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of the required carbon monoxide is supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our site in Texas City, Texas, or our Texas City facility.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, or our Amended Plasticizers Production Agreement, subject to some early termination rights held by BASF that begin in 2010. Under our Amended Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures related to our plasticizers facility. In May 2008, we entered into our Amended Plasticizers Production Agreement, effective as of April 1, 2008. Our Amended Plasticizers Production Agreement was entered into in connection with BASF’s nomination of zero pounds of phthalic anhydride, or PA, under the prior version of this agreement, or our Old Plasticizers Production Agreement, due to deteriorating market conditions which were not expected to improve over the next few years, which resulted in the shutdown of our PA unit.
     Prior to December 3, 2007, we manufactured styrene. However, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years. We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements, and sold substantially all of our remaining inventory during the first quarter of 2008. During 2007 and the first six months of 2008, we incurred closure costs to decommission our styrene facility of $0.7 million and $14.6 million, respectively. We expect to incur up to approximately $4 million in additional decommissioning costs related to the closure of our styrene facility. In mid-July, with the decontamination process for the styrene facility nearing completion, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by seven people. In addition, we made offers for early retirement to several members of our hourly work force and our salaried administrative and process supervisors. Upon completion of the down-sizing of our hourly work force and our administrative and process supervisor, total staff reductions will be approximately 40 employees and we expect to recognize approximately $2.2 million of severance costs in the third and fourth quarters of 2008, in accordance with Statement of Financial Accounting Standards, or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     We manufacture all of our petrochemicals products at our Texas City facility. In terms of production capacity, our Texas City facility has the sixth largest acetic acid facility in the world. Our Texas City facility covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and mild steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes.
     Given our under-utilized infrastructure, our management and engineering expertise, as well as ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing and/or storage related businesses to our Texas City facility, including opportunities involving renewable fuels projects, gasification, energy projects and chemicals terminalling. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit.
     We plan to evaluate strategic acquisitions, focusing on chemical businesses and assets which would allow us to increase our market share of products we currently produce or those that would provide upstream or downstream integration within our existing businesses.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenues and income from continuing operations
     Our revenues were $47.8 million for the second quarter of 2008, a 40% increase from the $34.1 million in revenues we recorded for the second quarter of 2007. We had a net loss from continuing operations of $4.2 million for the second quarter of 2008, compared to a net loss of $3.9 million in the second quarter of 2007.
     Revenues from our acetic acid operations were approximately $39.1 million in the second quarter of 2008, a 45% increase from the $27.0 million in revenues we received from these operations in the second quarter of 2007. This increase in acetic acid revenues in the second quarter of 2008 was primarily due to increased sales volumes, improved profit sharing amounts and increased cost reimbursements received from BP Chemicals due to increased cost allocations to our acetic acid operating segment as a result of our exit from the styrene business. Gross profit from our acetic acid operations increased $2.9 million during the second quarter of 2008 compared to the second quarter of 2007. This increase in gross profit from our acetic acid operations was due to higher profit sharing amounts.
     Revenues from our plasticizers operations were approximately $8.5 million in the second quarter of 2008, a 21% increase from the $7.0 million in revenues we received from these operations in the second quarter of 2007. Gross profit from our plasticizers operations increased $0.9 million during the second quarter of 2008 compared to the second quarter of 2007. These increases in revenues and gross profit were primarily due to a $0.3 million gain on the PA closure costs and $0.3 million from amortization of the early termination payment received from BASF in the second quarter of 2008.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $3.8 million for the second quarter of 2008 compared to $2.5 million for the second quarter of 2007. This increase in 2008 was due in large part to increased legal fees related to the Gulf Hydrogen lawsuit and increased audit fees related to filing the amended registration statement for the exchange offer for our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes.
     Impairment of long-lived assets
     As a result of the Amended Plasticizers Production Agreement and the shutdown of our PA unit, our management determined that a triggering event, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had occurred and, during the second quarter of 2008, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June of 2008.
     Interest income
     We recorded $1.1 million of interest income in the second quarter of 2008 compared to $0.6 million in the second quarter of 2007. This increase was due to higher cash balances in 2008 compared to 2007.
     Other expense
     We recorded zero in other expense for the second quarter of 2008 compared to $0.8 million for the second quarter of 2007. The other expense recorded for the second quarter of 2007 resulted from a write-down of our cost-method investment in an e-commerce commodity trading business to its fair value of less than $0.2 million after receiving notice of a distribution related to the pending sale of the business.
     Benefit for income taxes
     During the second quarter of 2008, we recorded net tax expense of zero for income taxes from continuing operations, compared to a $1.0 million benefit for income taxes from continuing operations for the second quarter of 2007. The tax benefit in the second quarter of 2007 was generated as a result of adjustments to other comprehensive income for a curtailment gain on our defined benefit pension plan for our hourly paid employees. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2008 will be fully offset by a related change in our valuation allowance, resulting in an effective tax rate of zero. For the three months ended June 30, 2008, this resulted in $2.1 million of tax benefit which is offset by an increase to the valuation allowance of $2.1 million. This increase in our valuation allowance brings our total valuation allowance to $38.3 million.
     Discontinued operations
     During the second quarter of 2008, net loss from discontinued operations was $1.6 million compared to net income of $4.5 million for the second quarter of 2007. This decrease from net income in 2007 to a net loss in 2008 was due to our exit from the styrene business in late 2007.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenues and income from continuing operations
     Our revenues were $86.0 million for the six-month period ended June 30, 2008, a 29% increase from the $66.8 million in revenues we recorded for the six-month period ended June 30, 2007. We had a net loss from continuing operations of $5.1 million in the first six months of 2008 compared to a net loss of $4.0 million for the first six months of 2007.
     Revenues from acetic acid operations were approximately $68.1 million for the six-month period ended June 30, 2008, a 31% increase from the $51.8 million in revenues we received from these operations for the-six month period ended June 30, 2007. This increase in acetic acid revenues in the first six months of 2008 was primarily due to increased sales volumes, improved profit sharing amounts and increased cost reimbursements received from BP Chemicals due to increased cost allocations to our acetic acid operating segment as a result of our exit from the styrene business. Gross profit from our acetic acid operations increased $1.1 million during the first six months of 2008 compared to the first six months of 2007. This increase in gross profit from our acetic acid operations was due to higher profit sharing amounts.
     Revenues from our plasticizers operations were approximately $17.5 million for the six-month period ended June 30, 2008; a 21% increase from the $14.5 million in revenues we received from these operations for the six-month period ended June 30, 2007. Gross profit from our plasticizers operations for the first six months of 2008 increased $2.6 million from the first six months of 2007. These increases in revenues and gross profit resulted primarily from reimbursement by BASF for cost savings approved in 2008 by BASF, a $0.3 million gain on the PA closure costs and $0.3 million from amortization of the early termination payment received from BASF in the second quarter of 2008.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $6.2 million for the six-month period ended June 30, 2008, compared to $4.8 million for the six-month period ended June 30, 2007. This increase in 2008 was due in large part to increased legal fees related to the Gulf Hydrogen lawsuit and increased audit fees related to filing the amended registration statement for the exchange offer for our 10 1/4% Secured Notes due 2015.
     Impairment of long-lived assets
     As a result of the Amended Plasticizers Production Agreement and the shutdown of our PA unit, our management determined that a triggering event, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had occurred and, during the second quarter of 2008, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June of 2008.
     Interest income
     We recorded $2.4 million of interest income for the first six months of 2008 compared to $0.7 million for the first six months of 2007. This increase was due to higher cash balances in 2008 compared to 2007.
     Other expense
     We recorded zero in other expense for the six-month period ended June 30, 2008, compared to $0.8 million for the six-month period ended June 30, 2007. The other expense recorded in the first six months of 2007 resulted from a write-down of our cost-method investment in an e-commerce commodity trading business to its fair value of less than $0.2 million after receiving notice of a distribution related to the pending sale of the business.
     Benefit for income taxes
     During the six months ended June 30, 2008 and 2007, we recorded net tax expense of zero and a net tax benefit of $1.0 million, respectively, for income taxes from continuing operations. The tax benefit in the second quarter of 2007 was generated as a result of adjustments to other comprehensive income for a curtailment gain on our defined benefit pension plan for our hourly paid employees. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2008 will be fully offset by a related change in our valuation allowance, resulting in an effective tax rate of zero. For the six months ended June 30, 2008, this resulted in $2.1 million of tax benefit being offset by a total increase of $2.1 million to our valuation allowance. This brings our total valuation allowance to $38.3 million.
     Discontinued operations
     During the first six months of 2008, net loss from discontinued operations was $7.8 million compared to net income of $7.2 million for the first six months of 2007. This decrease from net income in 2007 to a net loss in 2008 was due to our exit from the styrene business in late 2007.

Liquidity and Capital Resources
     During March and April 2007, we commenced a tender offer, or our tender offer, to repurchase all $100.6 million of our outstanding 10% Senior Secured Notes due 2007, or our Old Secured Notes. Concurrently with our tender offer, we solicited consents from the holders of our Old Secured Notes to, among other things, eliminate certain covenants contained in the indenture governing our Old Secured Notes and related security documents. On March 30, 2007, we repurchased $58 million in aggregate principal amount of Old Secured Notes, which were validly tendered prior to the expiration of our tender offer, and paid the accrued interest thereon and $0.1 million in consent fees. On April 27, 2007, we redeemed all of our Old Secured Notes that were not tendered pursuant to our tender offer for $44 million, which included $1.5 million in accrued interest.
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into Sterling Chemicals, Inc. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement to become effective by December 24, 2007 and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of this required exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008 and we expect the interest rate on our Secured Notes to revert back to the face amount of 10 1/4% per annum, effective September 12, 2008, when the exchange offer is expected to close. The additional interest incurred from December 25, 2007 through the expected closing of the exchange offer is estimated to be approximately $.5 million.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis, by all of our fixed assets and certain related assets, including, without limitation, all property, plant and equipment and (ii) on a second priority basis, by our other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries, intellectual property, deposit accounts and investment property.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into Sterling Chemicals, Inc., Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, since that time, the monetization of accounts receivable and inventory associated with our exit from the styrene business significantly decreased the borrowing base under our revolving credit facility. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, on June 30, 2008, we reduced our commitment under our revolving credit facility to $25 million. As of June 30, 2008, total credit available under our revolving credit facility was limited to $17.3 million, there were no loans outstanding and we had $4.1 million in letters of credit outstanding, resulting in borrowing availability of $13.2 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. Our revolving credit facility does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our revolving credit facility.
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $173.7 million at June 30, 2008, an increase of $35.8 million compared to our liquidity at December 31, 2007. This increase was primarily due to the monetization of the working capital from our prior styrene business. As a result of our exit from the styrene business, we expect our future cash flows from operations to be significantly less volatile than previous years. We expect to have positive cash flows from continuing operations for the reasonably foreseeable future, and we believe that our cash on hand and cash generated from continuing operations, along with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital was $148.9 million on June 30, 2008, a decrease of $17.4 million from our working capital of $166.3 million on December 31, 2007. This decrease in working capital resulted from the increase in the current portion of the deferred income from our supply agreement with NOVA to $12.4 million from $7.5 million due to a shortening of the non-compete period from eight to five years, and a net $10 million decrease in cash, after monetization of our styrene working capital, due to capital expenditures and styrene closure costs.
Cash Flow
     Net cash provided by operations was $63.1 million for the first six months of 2008, compared to net cash used in operations of $1.0 million during the first six months of 2007. This improvement in net cash flow provided by operations in the first six months of 2008 was primarily due to monetization of our styrene working capital of approximately $67.0 million. Net cash flow used in investing activities was $2.8 million during the first six months of 2008, compared to $4.2 million for the first six months of 2007, primarily due to a decrease in capital expenditures as a result of our styrene shutdown. There was no cash flow provided by financing activities in the first six months of 2008 compared to $41.6 million provided in the first six months of 2007. This decrease was due to the 2007 refinancing discussed above.
Capital Expenditures
     Our capital expenditures were $2.8 million during the first six months of 2008 compared to $4.4 million during the first six months of 2007. We expect our capital expenditures for the remainder of 2008 to be approximately $9.6 million. We expect to incur $3.8 million for a capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City facility. We also expect to incur $2.4 million related to our portion of a capital project to be implemented with BP Chemicals to construct an acetic acid pipeline. The remaining $3.4 million is primarily for routine safety, environmental and replacement capital.
Recent Developments
     On May 27, 2008, we entered into a Third Amended and Restated Plasticizers Production Agreement, or our Amended Plasticizers Production Agreement, with BASF Corporation, or BASF, with an effective date of April 1, 2008. The Amended Plasticizers Production Agreement amended certain provisions of the Second Amended and Restated Plasticizers Production Agreement between us and BASF dated as of January 1, 2006, or the Old Plasticizers Production Agreement. The Amended Plasticizers Production Agreement was entered into in connection with BASF’s nomination of zero pounds of phthalic anhydride, or PA, under the Old Plasticizers Production Agreement in response to deteriorating market conditions which were not expected to improve over the next few years, causing the shutdown of our PA unit.

     The Amended Plasticizers Production Agreement relieves BASF of most of its obligations under the Old Plasticizers Production Agreement related to our PA manufacturing unit. BASF’s obligations under the Old Plasticizers Production Agreement related to our esters manufacturing unit were not affected by the Amended Plasticizers Production Agreement and are continuing in accordance with the same terms as existed under the Old Plasticizers Production Agreement. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF is required to pay us an aggregate amount of approximately $3.2 million, $3.0 million of which was paid in May 2008, and the balance of which is due and payable on or before August 15, 2008. However, we are obligated to refund 75% of this amount if we restart our PA manufacturing unit before January 1, 2009, 50% of this amount if we restart our PA manufacturing unit during 2009 and 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million represents the termination of BASF’s obligations under the Old Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit, and will be recognized using the straight-line method over the restricted period of April 1, 2008 through December 31, 2010 under the Amended Plasticizers Production Agreement. During the first half of 2008, BASF is also required to pay us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA unit have been incurred and expensed, and the $3.7 million in cost reimbursements, has been recognized as revenue in the first six months of 2008. The quarterly fixed periodic payments under the Old Plasticizers Production Agreement with respect to the operation of our PA and esters manufacturing units were not changed under the Amended Plasticizers Agreement. However, these quarterly fixed periodic payments are now solely related to the operation of our esters manufacturing unit under the Amended Plasticizers Production Agreement.
     In addition, under the Amended Plasticizers Production Agreement, (i) the methods for calculating payments required to be made by BASF for achieving reductions in direct fixed and variable costs and (ii) BASF’s right to terminate the Agreement in the event that direct fixed and variable costs exceed a specified threshold (unless we elect to cap BASF’s reimbursement obligations) have both been modified to exclude costs savings and direct fixed and variable costs pertaining to our PA manufacturing unit.
     After April 1, 2008, the Amended Plasticizers Production Agreement also removed all restrictions or rights BASF formerly had during the term of the Old Plasticizers Production Agreement with respect to our use or disposition of the PA manufacturing unit, including a limited purchase right, the right to request capacity increases and consultation rights regarding future capital expenditures with respect to our PA manufacturing unit.
     As a result of the Amended Plasticizers Production Agreement and subsequent permanent shutdown of our PA unit, our management determined that a triggering event, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had occurred and during the second quarter of 2008, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June 2008.
     Other than the impairment discussed above, we do not believe the shutdown of our PA manufacturing unit will have a material adverse effect on our financial position, results of operations or cash flows as the required quarterly fixed periodic payments previously related to the PA manufacturing unit will continue throughout the original term of the contract, however have been allocated to the operations of the esters manufacturing unit, and all decontamination and shutdown costs were reimbursed by BASF.
     Effective as of May 27, 2008, John V. Genova was appointed as our President and Chief Executive Officer and was elected as a member of our Board of Directors. Mr. Genova succeeded Richard K. Crump, who retired as President and Chief Executive Officer as of May 27, 2008. Mr. Crump remains a member of our Board of Directors.
Contractual Cash Obligations
     As of June 30, 2008, there have been no significant changes to the contractual obligations disclosed in our Annual Report.
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
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value

Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of 2008 and determined it had no impact on our condensed consolidated financial statements.
     In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to February 12, 2008, must continue to apply all provisions of SFAS No. 157. We are currently evaluating the impact of our adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, on our condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 141R to have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an amendment of ARB No. 51,” or SFAS No. 160. This statement establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS No. 160 to have a material impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. This statement requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our condensed consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Statements on Auditing Standards Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’. ”SFAS No. 162 is not expected to have a material impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008 and all prior-period earnings per share data presented is required to be adjusted retrospectively. Early application is not permitted. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 to our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. There were no borrowings under our revolving credit facility during the first six months of 2008. Our $150 million of Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. Pursuant to a registration rights agreement among us, Sterling Energy and Jefferies & Company, Inc. and CIBC World Markets Corp., as the initial purchasers, we agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement to become effective by December 24, 2007 and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of the required exchange offer registration statement for our Secured Notes. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008 and we expect the interest rate on our Secured Notes to revert back to the face amount of 10 1/4% per annum, effective September 12, 2008, when the exchange offer is expected to close. The additional interest incurred from December 25, 2007 through the expected closing of the exchange offer is estimated to be approximately $.5 million.
Item 4T. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) of the Exchange Act) were effective to provide reasonable assurance regarding management’s control objectives as of the end of the period covered by this Form 10-Q.
     There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15, in the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 6 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders was held on April 29, 2008. At the Annual Meeting:
•	seven of our incumbent directors were re-elected;

•	the appointment of Grant Thornton LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008 was ratified and approved;

•	a proposal to amend our Amended and Restated Certificate of Incorporation to remove provisions relating to our emergence from bankruptcy was approved;

•	a proposal to amend our Amended and Restated Certificate of Incorporation to remove provisions relating to our 10% Senior Secured Notes due 2007 was approved;

•	a proposal to amend our Amended and Restated Certificate of Incorporation to prohibit our common stockholders from voting on certain amendments to our Amended and Restated Certificate of Incorporation relating solely to the terms of any of our outstanding preferred stock was approved;

•	a proposal to amend our Amended and Restated Certificate of Incorporation to exempt us from the requirement that directors be elected by ballot was approved;

•	a proposal to amend our Amended and Restated Certificate of Incorporation to modify the director exculpation provisions thereof was approved;

•	a proposal to amend our Amended and Restated Certificate of Incorporation to modify the indemnification provisions thereof was approved; and

•	a proposal to amend and restate our Amended and Restated Certificate of Incorporation was approved.
     Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Series A Convertible Preferred Stock, or our Preferred Stock, the holders of our Preferred Stock, voting separately as a class, are entitled to elect a percentage of our directors determined by the aggregate amount of shares of our Preferred Stock and our common stock beneficially owned by Resurgence Asset Management, L.L.C. and certain permitted transferees. Currently, the holders of our Preferred Stock are entitled to elect a majority of our directors. All of our other directors are elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. At the Annual Meeting, four of our directors were elected by the holders of our Preferred Stock and three of our directors were elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. The voting results for the re-election of our seven incumbent directors are set forth below:
     Directors elected by the holders of our Preferred Stock:

Director	For	Withheld
Byron J. Haney	4,792.635	0
Steven L. Gidumal	4,792.635	0
Philip M. Sivin	4,792.635	0
Karl W. Schwarzfeld	4,792.635	0

     Directors elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class:

Director	For	Withheld
Richard K. Crump	6,842,051	81,626
John W. Gildea	6,923,616	61
Dr. Peter Ting Kai Wu	6,923,616	61
     Our shares of Preferred Stock and our shares of common stock voted together as a single class on the ratification and approval of the appointment of Grant Thornton LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. The voting results for the ratification and approval of the appointment of Grant Thornton LLP as our independent registered accounting firm for the fiscal year ending December 31, 2008 are set forth below:

For	Against	Abstain
6,923,638	39	0
     Our shares of Preferred Stock and our shares of common stock voted together as a single class on the proposals to amend our Certificate of Incorporation. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for the Annual Meeting. The voting results for each of the proposals to amend our Certificate of Incorporation are set forth below:
     Approval of Amendments to Our Amended and Restated Certificate of Incorporation to Remove Provisions Relating to Our Emergence From Bankruptcy (“Proposed Amendment #1”). With respect to the approval of Proposed Amendment #1 by the holders of Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
6,923,638	955	0
     Approval of Amendments to Our Amended and Restated Certificate of Incorporation to Remove Provisions Relating to Our 10% Senior Secured Notes due 2007 (“Proposed Amendment #2”). With respect to the approval of Proposed Amendment #2 by the holders of Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
6,922,722	250,904	0
     Approval of Amendment to Our Amended and Restated Certificate of Incorporation to Prohibit Our Common Stockholders from Voting on Certain Amendments to Our Amended and Restated Certificate of Incorporation Relating Solely to the Terms of Any of our Outstanding Preferred Stock (“Proposed Amendment #3”). With respect to the approval of Proposed Amendment #3 by the holders of Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
6,590,263	333,406	8
     Approval of Amendment to Our Amended and Restated Certificate of Incorporation to Exempt us From the Requirement That Directors be Elected by Ballot (“Proposed Amendment #4”). With respect to the approval of Proposed Amendment #4 by the holders of Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
7,259,042	82	8
     Approval of Amendments to Our Amended and Restated Certificate of Incorporation to Modify the Director Exculpation Provisions Thereof (“Proposed Amendment #5”). With respect to the approval of Proposed Amendment #5 by the holders of

Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
6,923,587	85	5
     Approval of Amendments to Our Amended and Restated Certificate of Incorporation to Modify the Indemnification Provisions Thereof (“Proposed Amendment #6”). With respect to the approval of Proposed Amendment #6 by the holders of Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
6,923,604	65	8
     Approval of Amendment and Restatement of Our Amended and Restated Certificate of Incorporation (“Proposed Amendment #7”). With respect to the approval of Proposed Amendment #7 by the holders of Preferred Stock and the holders of Common Stock, voting as a single class:

For	Against	Abstain
6,923,604	63	10
     There were no broker non-votes on any matter voted on at the Annual Meeting.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

3.1	—	Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Annex A to our definitive proxy statement on Schedule 14A filed on April 15, 2008)

#10.1	—	Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008)

+10.2	—	Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated effective as of May 27, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2008)

**15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

+	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: August 14, 2008	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: August 14, 2008	By	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 15, 2008)

#10.1	—	Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

+10.2	—	Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated effective as of May 27, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2008).

**15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Chief Financial Officer

**	Filed or furnished herewith

#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

+	Management contract or compensatory plan or arrangement