Form 10-Q
period 2008-09-30
STERLING CHEMICALS INC
filed 2008-11-12
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2008, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
Readers should consider the following information as they review this Form 10-Q:
Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:
•	current and future industry conditions and their effect on our results of operations or financial position;

•	the effect of economic conditions in the United States and globally;

•	the extent, timing and impact of expansions of production capacity of our products, by us or by our competitors;

•	the potential effects of market and industry conditions and cyclicality on our competitiveness, business strategy, results of operations or financial position;

•	our ability to consummate development projects at our Texas City, Texas site;

•	the adequacy of our liquidity;

•	our environmental management programs and safety initiatives;

•	our market sensitive financial instruments;

•	future uses of, and requirements for, financial resources;

•	future contractual obligations;

•	future amendments, renewals or terminations of existing contractual relationships;

•	business strategies;

•	growth opportunities;

•	competitive position;

•	expected financial position;

•	future cash flows or dividends;

•	budgets for capital and other expenditures;

•	plans and objectives of management;

•	outcomes of legal proceedings;

•	compliance with applicable laws;

•	our reliance on marketing partners;

•	adequacy of insurance coverage or indemnification rights;

•	the timing and extent of changes in commodity prices for our products or raw materials;

•	petrochemicals industry production capacity or operating rates;

•	costs associated with the shut down and decommissioning of our styrene facility;

•	increases in the cost of, or our ability to obtain, raw materials or energy;

•	regulatory initiatives and compliance with governmental laws or regulations, including environmental laws or regulations;

•	customer preferences;

•	our ability to attract or retain high quality employees;

•	operating hazards attendant to the petrochemicals industry;

•	casualty losses;

•	losses resulting from weather-related or other force majeure-type events;

•	changes in foreign, political, social or economic conditions;

•	risks of war, military operations, other armed hostilities, terrorist acts or embargoes;

•	changes in technology, which could require significant capital expenditures in order to maintain competitiveness or could cause existing manufacturing processes to become obsolete;

•	effects of litigation;

•	cost, availability or adequacy of insurance; and

•	various other matters, many of which are beyond our control.
     The risks included here are not exhaustive. Other sections of this Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or our Annual Report, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to have been incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the SEC or this Form 10-Q.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website, where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website (or the third-party websites accessible through the various hyperlinks) are not, and shall not be deemed to be, incorporated into this Form 10-Q.

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4T. Controls and Procedures	33

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	35
Item 6. Exhibits	36
EX-10.1
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008, and cash flows for the nine months ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.
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
GRANT THORNTON LLP
Houston, Texas
November 11, 2008

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended September 30,		Nine months ended September 30,
		2007		2007
		(As Restated,		(As Restated,
	2008	See Note 12 )	2008	See Note 12)

Revenues	$42,317	$32,988	$128,311	$99,838
Cost of goods sold	33,190	27,073	104,956	85,490

Gross profit	9,127	5,915	23,355	14,348

Selling, general and administrative expenses	3,692	2,042	9,749	6,865
Impairment of long-lived assets	754	—	7,403	—
Interest and debt related expenses	4,188	4,420	13,121	12,812
Interest income	(1,026)	(501)	(3,458)	(1,148)
Other (income) expense	(1,489)	—	(1,489)	839

Income (loss) from continuing operations before income tax	3,008	(46)	(1,971)	(5,020)

Benefit for income taxes	(71)	(17)	(71)	(990)

Income (loss) from continuing operations	$3,079	$(29)	$(1,900)	$(4,030)
Income (loss) from discontinued operations, net of tax of zero, $4,883, zero and $4,884	(1,791)	45	(9,750)	7,245

Net income (loss)	$1,288	$16	$(11,650)	$3,215

Preferred stock dividends	4,920	5,135	13,613	13,161

Net loss attributable to common stockholders	$(3,632)	$(5,119)	$(25,263)	$(9,946)

Loss per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(0.65)	$(1.83)	$(5.48)	$(6.08)
Income (loss) from discontinued operations, net of tax	(0.63)	0.02	(3.45)	2.56

Basic and diluted loss per share	$(1.28)	$(1.81)	$(8.93)	$(3.52)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$157,282	$100,183
Accounts receivable, net of allowance of $33 and $39, respectively	22,796	29,157
Inventories, net	5,578	5,044
Prepaid expenses	2,608	3,129
Deferred tax asset	—	5,029
Assets of discontinued operations	456	71,754

Total current assets	188,720	214,296

Property, plant and equipment, net	67,600	77,677
Other assets	8,603	14,471

Total assets	$264,923	$306,444

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS
Current liabilities:
Accounts payable	$10,348	$13,715
Accrued liabilities	19,651	22,789
Liabilities of discontinued operations	12,694	11,528

Total current liabilities	42,693	48,032

Long-term debt	150,000	150,000
Deferred tax liability	—	5,029
Deferred credits and other liabilities	36,889	26,168
Long-term liabilities of discontinued operations	38,497	51,436
Commitments and contingencies (Note 6)
Redeemable preferred stock	113,479	99,866
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 20,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	127,738	141,174
Accumulated deficit	(244,192)	(232,542)
Accumulated other comprehensive (loss) income	(209)	17,253

Total stockholders’ deficiency in assets	(116,635)	(74,087)

Total liabilities and stockholders’ deficiency in assets	$264,923	$306,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$(11,650)	$3,215
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Blend gas deferred payments	(2,653)	—
Stock compensation expense	177	30
Depreciation and amortization	7,372	8,287
Benefit plans curtailment loss	1,197	—
Impairment of long-lived assets	7,403	—
Interest amortization	1,074	784
Unearned income amortization	(9,399)	(747)
Lower-of-cost-or-market adjustment	—	1,522
Loss on investment	—	839
Gain on disposal of property, plant and equipment	—	(182)
Deferred tax benefit	—	(990)
Other	10	28
Change in assets/liabilities:
Accounts receivable	61,890	(42,577)
Inventories	15,175	11,721
Prepaid expenses	521	(1,114)
Other assets	4,523	1,935
Accounts payable	(2,908)	10,607
Accrued liabilities	(1,972)	(9,586)
Other liabilities	(8,826)	(11,074)

Net cash provided by (used in) operating activities	61,934	(27,302)

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(4,835)	(5,884)
Net proceeds from the sale of property, plant and equipment	—	182

Net cash used in investing activities	(4,835)	(5,702)

Cash flows provided by financing activities:
Repayment of tendered Old Secured Notes	—	(100,579)
Proceeds from the issuance of Secured Notes	—	150,000
Debt issuance costs	—	(7,961)

Net cash provided by financing activities	—	41,460

Net increase in cash	57,099	8,456
Cash and cash equivalents — beginning of year	100,183	20,690

Cash and cash equivalents — end of period	$157,282	$29,146

Supplemental disclosures of cash flow information:
Interest paid	$8,128	$5,012
Interest income received	3,458	1,148
Cash paid for income taxes	313	299
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
Reclassifications
     Certain amounts reported in the condensed consolidated financial statements for the prior periods have been reclassified to conform to the current consolidated financial statement presentation with no effect on net loss or stockholders’ equity (deficiency in assets). For the nine months ended September 30, 2008, we have reclassified certain amounts between revenue and other income on the condensed consolidated income statement. For the nine months ended September 30, 2007, we have reclassified certain amounts between depreciation and amortization and other liabilities on the condensed consolidated statement of cash flows. For the three and nine months ended September 30, 2007, we have reclassified certain amounts on the condensed consolidated statements of operations and the condensed consolidated balance sheet as of December 31, 2007 to reflect the discontinued operations of styrene.
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
     Stock based compensation expense was $0.1 million for the three months ended September 30, 2008, less than $0.1 million for the three months ended September 30, 2007 and $0.2 million for the nine months ended September 30, 2008.
3. Discontinued Operations
     On September 16, 2005, we announced that we were exiting the acrylonitrile business and related derivative operations, which included sodium cyanide and disodium iminodiacetic acid production. These production units

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
had been shut down since February 2005 and, after our announcement, we dismantled these facilities. Our decision was based on a history of operating losses incurred by our acrylonitrile and derivatives businesses and was made after a full review and analysis of our strategic alternatives.
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us in November 2007. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period of time was initially eight years. However, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years. We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements, and sold substantially all of our remaining inventory during the first quarter of 2008. During 2007 and the first nine months of 2008, we incurred closure costs to decommission our styrene facility of $0.7 million and $17.4 million, respectively. We expect to incur up to approximately $2 million in additional decommissioning costs related to the closure of our styrene facility. In mid-July, with the decontamination process for the styrene facility nearing completion, we announced a reduction in our work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by seven people, our salaried administrative and process supervisors by nine people and our hourly work force by 18 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized $1.3 million of severance costs in the third quarter of 2008 and expect to recognize an additional $0.3 million of severance costs in the fourth quarter of 2008. Additionally, as a result of the work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in the third quarter of 2008.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$456	$55,995
Inventories	—	15,709
Other assets	—	50

Total	$456	$71,754

Liabilities of discontinued operations:
Accounts payable	$—	$3,363
Accrued liabilities (1)	12,694	8,165
Deferred credits and other liabilities (1)	38,497	51,436

Total	$51,191	$62,964

(1)	As of September 30, 2008, includes $50.9 million of deferred income for the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities include the current portion of $12.4 million and deferred credits and other liabilities include the long-term portion of $38.5 million.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Revenue and pre-tax losses from discontinued operations for the three and nine-month periods ended September 30, 2008 and 2007 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$3,317	$174,876	$23,496	$556,887
Income (loss) before income taxes	(1,791)	(4,838)	(9,750)	2,361
     Current severance obligations related to the exit from our acrylonitrile and styrene monomer operations are detailed below:

	Accrued as of			Accrued as of
	December 31, 2007	Additional accruals	Cash payments	September 30, 2008
	(Dollars in thousands)

Severance accrual	$521	$1,257	$1,517	$261
4. Impairment of Long-Lived Assets
     On May 27, 2008, we entered into a Third Amended and Restated Plasticizers Production Agreement, or our Amended Plasticizers Production Agreement, with BASF Corporation, or BASF, with an effective date of April 1, 2008. The Amended Plasticizers Production Agreement amended certain provisions of the Second Amended and Restated Plasticizers Production Agreement between us and BASF dated as of January 1, 2006, or the Old Plasticizers Production Agreement. The Amended Plasticizers Production Agreement was entered into in connection with BASF’s nomination of zero pounds of phthalic anhydride, or PA, under the Old Plasticizers Production Agreement in response to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
     The Amended Plasticizers Production Agreement relieves BASF of most of its obligations under the Old Plasticizers Production Agreement related to our PA manufacturing unit. BASF’s obligations under the Old Plasticizers Production Agreement related to our esters manufacturing unit were not affected by the Amended Plasticizers Production Agreement and are continuing in accordance with the same terms as existed under the Old Plasticizers Production Agreement. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF paid us an aggregate amount of approximately $3.2 million. However, we are obligated to refund 75% of this amount if we restart our PA manufacturing unit before January 1, 2009, 50% of this amount if we restart our PA manufacturing unit during 2009 and 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million represents the termination of BASF’s obligations under the Old Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit, and will be recognized using the straight-line method over the restricted period of April 1, 2008 through December 31, 2010 under the Amended Plasticizers Production Agreement. During the first half of 2008, BASF paid us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA unit have been incurred and expensed, and the $3.7 million in cost reimbursements was recognized as revenue in the first half of 2008. The quarterly fixed periodic payments under the Old Plasticizers Production Agreement with respect to the operation of our PA and esters manufacturing units were not changed under the Amended Plasticizers Agreement. However, these quarterly fixed periodic payments are now solely related to the operation of our esters manufacturing unit.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Finally, the Amended Plasticizers Production Agreement removed all restrictions or rights BASF formerly had during the term of the Old Plasticizers Production Agreement with respect to our use or disposition of the PA manufacturing unit, including a limited purchase right, the right to request capacity increases and consultation rights regarding future capital expenditures with respect to our PA manufacturing unit.
     As a result of the permanent shutdown of our PA unit, our management determined that a triggering event, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had occurred and during the second quarter of 2008 we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June 2008.
     Other than this impairment, we do not believe the shutdown of our PA manufacturing unit will have a material adverse effect on our financial position, results of operations or cash flows primarily due to the continuation of the required quarterly fixed periodic payments previously related to the PA manufacturing unit, which are now allocated to the operations of our esters manufacturing unit, and reimbursement by BASF of all decontamination and shutdown costs.
     In the third quarter of 2008, our management determined that a triggering event had occurred as a result of the decision to permanently discontinue use and to sell the turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on our turbo generator units and determined the best estimate of fair market value would be anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008.
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
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with the offering of our Secured Notes, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement to become effective by December 24, 2007 and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of this required exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
22, 2008. The registration statement was declared effective on August 13, 2008, and the exchange offer was closed on September 19, 2008. As a result, the interest rate on our Secured Notes has reverted back to the face amount of 10 1/4% per annum. The additional interest incurred from December 25, 2007 through the closing of the exchange offer was approximately $0.5 million and was paid on April 1 and October 1, 2008.
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, since that time, the monetization of accounts receivable and inventory associated with our exit from the styrene business has significantly decreased the borrowing base under our revolving credit facility. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, on June 30, 2008, we reduced our commitment under our revolving credit facility to $25 million.
      On November 7, 2008, we amended our revolving credit facility to eliminate restrictions, subject to minimum liquidity requirements, on investments of cash and other assets, cash dividends, repurchase of debt and equity securities, modifications to preferred stock terms, affiliate transactions, asset dispositions, and certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million. As of September 30, 2008, total credit available under our revolving credit facility was limited to $16.4 million, we had no loans outstanding and we had $4.1 million in letters of credit outstanding, resulting in effective borrowing availability of $12.3 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments, make capital expenditures, engage in mergers and acquisitions and pay dividends. Our revolving credit facility also includes

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. Our revolving credit facility does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our revolving credit facility.
6. Commitments and Contingencies
Product Contracts:
     We have long-term agreements which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. These agreements qualify as leasing arrangements under Emerging Issues Task Force, or EITF No. 01-8, “Determining Whether an Arrangement is a Lease,” and SFAS No. 13, “Accounting for Leases,” see Note 10 for more information.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     In April 2004, the HGB area was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act. On May 23, 2007, the TCEQ formally adopted SIP revisions to bring the HGB area from “moderate” non-attainment status into attainment by June 15, 2010. This “8-hour” SIP called for relatively modest additional controls at our Texas City facility, which would require very little expense on our part. However, in response to a request from the Governor of Texas, the EPA has now reclassified the HGB area as a “severe” non-attainment area, effective October 31, 2008. As a result, the new mandated compliance date for attainment of the 8-hour ozone standard is June 15, 2019. A revised 8-hour SIP to address the HGB area’s “severe” non-attainment designation will now have to be submitted to the EPA by April 10, 2010. The content of the revised 8-hour SIP is unknown at this time making it difficult to predict our final cost of compliance with these regulations. However, given the permanent shutdown of our PA and styrene facilities, we do not anticipate incurring any further cost of compliance in connection with the revised 8-hour SIP.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, the plaintiffs have added two additional defendants to this lawsuit. In addition, we and some of the other defendants have brought Kinder-Morgan into this lawsuit as a third-party defendant. The plaintiffs are seeking in excess of $32 million in alleged compensatory and punitive damages. Discovery is ongoing in this case as to the underlying cause of the accident and the parties’ respective liabilities, if any. At this time, it is impossible to determine what, if any, liability we will have for this incident and we will vigorously defend the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible, which was met in January 2008. As of September 30, 2008, we have received $0.4 million from our insurance carrier for the reimbursement of amounts exceeding the deductible, and we have accrued an additional $0.3 million for the reimbursement of amounts exceeding the deductible which were incurred during the third quarter of 2008. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows; although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Amoco Chemical Company, or BP Chemicals, to resolve a dispute involving the interpretation of provisions of our acetic acid Production Agreement with BP Chemicals, or our Old Acetic Acid Production Agreement. Under our Old Acetic Acid Production Agreement, BP Chemicals reimbursed our manufacturing expenses and paid us a percentage of the profits derived from the sales of the acetic acid we produced. Historically, the costs of manufacturing charged to our acetic acid business, and reimbursed by BP Chemicals, included the amounts we paid Praxair Hydrogen Supply, Inc., or Praxair, for carbon monoxide, hydrogen and a blend of carbon monoxide and hydrogen commonly referred to as “blend gas.” Effective July 1, 2006, we permanently closed our oxo-alcohols plant, which was the sole user of all blend gas produced by Praxair. BP Chemicals subsequently took the position that it was entitled to continue to deduct a portion of a blend gas credit taken out of the reimbursement of our manufacturing expenses, even though our oxo-alcohols plant was closed and was no longer taking any blend gas, and then short paid our invoices for manufacturing expenses to cover this amount. The disputed portion of the credit averaged approximately $0.3 million per month, before adjusting for the portion of the profits we receive from BP Chemicals’ sale of the acetic

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
acid we produce. We and BP Chemicals abated the arbitration proceedings in 2007 to pursue a negotiated settlement. As part of the agreement to abate the arbitration proceedings, BP Chemicals reimbursed us $0.8 million on February 5, 2007, which was 50% of the disputed credit through that date, and continued to pay us 50% of the disputed amount each month during the period of negotiation. We did not record any revenue related to any portion of the disputed amount while the matter was in dispute. On August 20, 2008, we and BP Chemicals entered into a Mutual Release and Settlement Agreement, or the Settlement Agreement, which resolved the dispute over the blend gas credits. Under the Settlement Agreement, each of the parties released all known claims against each other related to the acetic acid relationship that pertained to periods prior to January 1, 2008, BP Chemicals paid us $3.3 million on August 26, 2008 and we retained all previous amounts we received from BP Chemicals related to blend gas credits, which resulted in us recording $6.5 million in revenue in the third quarter of 2008. Concurrently with the entry into the Settlement Agreement, we and BP Chemicals entered into a 2008 Amended and Restated Production Agreement, or our Restated Acetic Acid Production Agreement. See more information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. The parties have taken minimal discovery to date. The plaintiffs have moved for partial summary judgment and for class certification related to their claims for denial of benefits under our retiree medical plans. The defendants have filed a cross-motion for summary judgment on the denial of the benefits claim. The parties have fully briefed the issues and the motions are pending before the court. The defendants are in the process of securing discovery from the predecessor companies of the fibers business to determine changes to their retiree medical and drug plans which could have an effect on the plaintiffs’ claims. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also names certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen does not allege a specific amount of money damages in the lawsuit but has asked the court to enforce certain MOU provisions which expired on March 1, 2008, including restrictions on our ability to engage in negotiations related to transactions that would result in a change of control or to enter into mergers, stock sales or other transactions relating to a material part of our business or operations and other insignificant restrictions customary for transactions of a similar nature. Gulf Hydrogen alleges that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. We are vigorously defending this lawsuit, which we believe is without merit. We do not believe that this incident will have a material adverse affect on our business, financial position, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial position, results of operation or cash flows, although we cannot guarantee that a material adverse effect will not occur.
7. Income Taxes

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     During each of the three and nine months ended September 30, 2008, we had a net tax benefit of $0.1 million for income taxes from continuing operations. For the three and nine months ended September 30, 2007, we recorded a net tax benefit for income taxes from continuing operations of less than $0.1 million and $1.0 million, respectively. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2008 will be fully offset by a related change in the valuation allowance, with the exception of our tax benefit of less than $0.1 million for a refund of alternative minimum tax on our federal income tax return. For the three months ended September 30, 2008, this resulted in $0.3 million of tax benefit and for the nine months ended September 30, 2008, we had $2.4 million of tax benefit offset by an increase of $2.4 million to our valuation allowance. This change to our valuation allowance brings our total valuation allowance to $38.6 million.
8. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs (benefits) consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Service cost	$—	$3	$—	$308
Interest cost	3,589	1,782	8,954	5,347
Expected return on plan assets	(4,097)	(2,025)	(10,597)	(6,075)
Curtailment loss (gain)	907	—	907	(100)

Net pension cost (benefit)	$399	$(240)	$(736)	$(520)

     Other postretirement costs (benefits) consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Service cost	$14	$35	$43	$100
Interest cost	144	349	428	1,041
Amortization of unrecognized costs	(541)	(359)	(1,624)	(1,075)
Curtailment loss	290	—	290	—

Net plan costs (benefit)	$(93)	$25	$(863)	$66

     During the third quarter of 2008, as a result of our work force reduction announced in July 2008, and in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded plan curtailment losses in discontinued operations of $0.9 million for our defined benefit pension plans and $0.3 million for our post retirement medical plan.
9. Operating Segment and Sales Information
     As of September 30, 2008, we have reported our operations through two segments: acetic acid and plasticizers. The critical accounting policies for these operating segments are the same as those disclosed in our Annual Report. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit for each of our reportable operating segments are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Revenues:
Acetic acid	$35,739	$26,328	$103,813	$78,173
Plasticizers	6,547	6,500	24,028	20,987
Other	31	160	470	678

Total	$42,317	$32,988	$128,311	$99,838

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Segment gross profit:
Acetic acid	$9,629	$8,039	$23,203	$20,521
Plasticizers	387	241	3,434	697
Other(1)	(889)	(2,365)	(3,282)	(6,870)

Gross profit	9,127	5,915	23,355	14,348

Selling, general and administrative expenses	3,692	2,042	9,749	6,865
Impairment of long-lived assets(2)	754	—	7,403	—
Interest and debt related expenses	4,188	4,420	13,121	12,812
Interest income	(1,026)	(501)	(3,458)	(1,148)
Other (income) expense	(1,489)	—	(1,489)	839

Income (loss) from continuing operations before income tax	$3,008	$(46)	$(1,971)	$(5,020)

Depreciation and amortization expenses:
Acetic acid	$1,563	$1,325	$4,601	$3,957
Plasticizers	302	499	1,366	1,479
Other(3)	424	972	1,405	2,851

Total	$2,289	$2,796	$7,372	$8,287

Capital expenditures:
Acetic acid	$1,733	$178	$2,875	$1,086
Plasticizers	—	—	—	—
Other—plant infrastructure	345	1,356	1,960	4,798

Total	$2,078	$1,534	$4,835	$5,884

(1)	Gross loss for Other includes various unallocated corporate charges and credits.

(2)	Includes impairments for our PA unit and turbo generator units, see Note 4 for more information.

(3)	Includes depreciation and amortization expense of $0.1 million and $0.7 million for discontinued operations for the three months ended September 30, 2008 and 2007, respectively, and $0.5 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Total assets:
Acetic acid	$42,403	$53,769
Plasticizers	5,428	13,216
Other(4)	217,092	239,459

Total	$264,923	$306,444

4)	Components of Other are presented in the table below:

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Total assets:
Corporate:
Cash	$157,282	$100,183
Other	19,170	27,998
Plant infrastructure:
Property, plant and equipment, net	40,184	39,524
Assets of discontinued operations	456	71,754

Total	$217,092	$239,459

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Sales to major customers constituting 10% or more of total revenues from continuing operations were as follows (there were no export sales):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in Thousands)
Major customers:
BP Chemicals	$35,739	$26,328	$103,813	$78,173
BASF Corporation	6,547	6,500	24,028	20,987
10. Leasing Arrangements
     Certain of our contractual arrangements with customers and suppliers qualify as leasing arrangements under EITF No. 01-8, “Determining Whether an Arrangement is a Lease,” and SFAS No. 13, “Accounting for Leases.” These leasing arrangements consist principally of our Restated Acetic Acid Production Agreement with BP Chemicals, our Amended Plasticizers Production Agreement with BASF, and a supply agreement with Praxair related to the purchase of hydrogen and carbon monoxide. These agreements are classified as operating leases in accordance with SFAS No. 13, and expire over the next eight to 23 years.
     The following schedule provides an analysis of the net book value of our plant, property and equipment under the operating leases with BP Chemicals and BASF as of September 30, 2008 (in thousands):

Machinery and equipment	$66,156
Other	768
Less: accumulated depreciation	(39,508)

$27,416

The following is a schedule by year of minimum future rentals on noncancelable operating leases with BP Chemicals and BASF as of September 30, 2008 (in thousands):

Fourth quarter of 2008	$2,019
Year ending December 31:
2009	8,075
2010	8,075
2011	8,075
2012	8,075
2013	8,075
Thereafter	12,594

$54,988

The following schedule shows the composition of revenue derived from the operating leases with BP Chemicals and BASF (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Minimum rentals	$800	$800	$2,400	$2,400
Contingent rentals(1)	3,436	9,874	21,371	26,200

	$4,236	$10,674	$23,771	$28,600

(1)	Contingent rentals are primarily based on sales volumes, manufacturing costs and profit sharing.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following is a schedule by year of future minimum rental payments required under the operating lease with Praxair that has a remaining noncancelable lease term in excess of one year as of September 30, 2008 (in thousands):

Fourth quarter of 2008	$1,938
Year ending December 31:
2009	7,751
2010	7,751
2011	7,751
2012	7,751
2013	7,751
Thereafter	20,023

$60,716

The following schedule shows the composition of total rental expense for the operating lease with Praxair (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Minimum rentals	$1,938	$1,938	$5,813	$5,813
Contingent rentals(1)	98	11	326	119

	$2,036	$1,949	$6,139	$5,932

(1)	Contingent rentals are based on carbon monoxide purchases in excess of the minimum purchase requirement.
11. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of 2008 and determined it had no impact on our condensed consolidated financial statements.
     In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to February 12, 2008 must continue to apply all provisions of SFAS No. 157. We are currently evaluating the impact of our expected adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, on our condensed consolidated financial statements.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of The Public Company Accounting Oversight Board’s amendments to Statements on Auditing Standards Section 411 “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” SFAS No. 162 is not expected to have a material impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008, and all prior-period earnings per share data presented is required to be adjusted retrospectively. Early application is not permitted. We do not believe the implementation of this standard will have a material impact on our condensed consolidated financial statements.
     In October 2008, the FASB issued FASB Staff Position 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” or FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Restatement of Financial Information
     As discussed in Note 16 to the consolidated financial statements for the year ended December 31, 2007, contained in Item 8 of our Annual Report, subsequent to the issuance of our condensed consolidated financial statements for the quarter ended September 30, 2007, we determined that accounting errors, as described below, were included in our previously issued condensed consolidated financial statements. As a result, we have restated our condensed consolidated financial statements for the three and nine months ended September 30, 2007, due to the following errors:
•	Paid-in-kind dividends on our Series A Convertible Preferred Stock were incorrectly recorded as 4% of the Series A Convertible Preferred Stock’s liquidation value versus the fair value of the dividends. As a result of this error, redeemable preferred stock was understated and additional paid-in capital was overstated by $31.9 million as of September 30, 2007 and preferred stock dividends and net loss attributable to common shareholders were understated by $2.7 million and $6.1 million for the three and nine months ended September 30, 2007, respectively.

•	Disputed revenues were inappropriately recognized resulting in a gross up of the consolidated statements of operations for the three and nine months ended September 30, 2007. Revenues and selling, general and administrative expenses were overstated by $1.0 million and $3.0 million for the three and nine months ended September 30, 2007.

•	Deferred taxes were not recognized on benefit adjustments to other comprehensive income, or OCI, for the quarterly period ended September 30, 2007. OCI was overstated and benefit for income taxes was understated by $4.9 million for the three and nine months ended September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. We currently operate in two segments: acetic acid and plasticizers. Each segment has a single customer.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid is produced under our 2008 Amended and Restated Production Agreement, or our Restated Acetic Acid Production Agreement, with BP Amoco Chemical Company, or BP Chemicals, that began in 1986 and extends to 2031, subject to an early termination right that may be exercised by BP Chemicals as of December 31, 2026. We sell all of our acetic acid production to BP Chemicals under our Restated Acetic Acid Production Agreement and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production (other than specified indirect costs). Prior to August 2006, BP Chemicals also paid us a set monthly amount. However, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals was no longer required to pay us this set monthly amount. This change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production.
     We believe that we have one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary “Cativa” carbonylation technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals. Initially, we pay for 100% of the capital expenditures related to our acetic acid business and we then invoice BP Chemicals for its portion. The net amount that is not reimbursed by BP Chemicals represents our basis in the property, plant and equipment related to our acetic acid business, which is capitalized and depreciated over its useful life. Acetic acid production has two major raw material requirements, methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of our requirements for carbon monoxide are supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our site in Texas City, Texas, or our Texas City facility.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement, or our Amended Plasticizers Production Agreement. Our Amended Plasticizers Production Agreement extends until 2013, subject to some early termination rights held by BASF that begin in 2010. Under our Amended Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures related to our plasticizers facility. Our Amended Plasticizers Production Agreement was entered into in May 2008 after BASF nominated zero pounds of phthalic anhydride, or PA, under the prior version of this agreement, or our Old Plasticizers Production Agreement, due to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
     Prior to December 3, 2007, we manufactured styrene monomer. However, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us in November 2007. In addition, in accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years. We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements, and sold substantially all of our remaining inventory during the first quarter of 2008. During 2007 and the first nine months of 2008, we incurred closure costs to decommission our styrene facility of $0.7 million and $17.4 million, respectively. We expect to incur up to approximately $2 million in additional decommissioning costs related to the closure of our styrene facility. In mid-July, with the decontamination process for the styrene facility nearing completion, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by seven people, our salaried administrative and process supervisors by nine people and our hourly work force by 18 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized $1.3 million of severance costs in the third quarter of 2008 and expect to recognize an additional $0.3 million of severance costs in the fourth quarter of 2008. Additionally, as a result of the work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in the third quarter of 2008.
     We manufacture all of our petrochemicals products at our Texas City facility. In terms of production capacity, our Texas City facility has the sixth largest acetic acid facility in the world. Our Texas City facility covers an area of 290 acres, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes.
     Given our under-utilized infrastructure, our management and engineering expertise, as well as ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing or storage related businesses to our Texas City facility, including opportunities involving renewable fuels projects, gasification, energy projects and chemicals terminalling. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit.
     We plan to evaluate strategic acquisitions, focusing on chemical businesses and assets which would allow us to increase our market share of products we currently produce or those that would provide upstream or downstream integration within our existing businesses.
Recent Developments
     We lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, which constructed a cogeneration facility on that land. The cogeneration facility was initially shut down in May 2007 due to the uncertain future of our styrene unit and has remained idle since that time in order to conduct an assessment of whether the future needs for the cogeneration facility justified incurring the major maintenance costs required to restart the facility. As our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy amended the Joint Venture Agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, to extend its term until June 30, 2009 and to address several matters related to the sale of the cogeneration facility, the distribution of S&L Cogeneration Company’s assets and the termination and winding-up of the joint venture.
     Under the amended Joint Venture Agreement, we received distributions from S&L Cogeneration Company of $5.0 million on August 15, 2008 and one-half of the Mass Emissions Cap and Trade NOx Allowances attributed to the operation of the cogeneration facility. In October, the Board of Managers of S&L Cogeneration Company accepted a bid for the cogeneration facility assets and we expect to receive an approximate $1 million distribution from S&L Cogeneration Company before the end of the year in connection with the sale of those assets. As our investment in S&L Cogeneration Company is valued at less than expected distribution from the sale of the cogeneration facility assets, we do not believe our investment was impaired as of September 30, 2008.
     On August 20, 2008, we entered into our Restated Acetic Acid Production Agreement with BP Chemicals which is retroactive to January 1, 2008. Our Restated Acetic Acid Production Agreement amends and restates our Second Amended and Restated Production Agreement, or our Old Acetic Acid Production Agreement, with BP Chemicals, which itself was an amendment and restatement of our original acetic acid production agreement entered into with BP Chemicals in 1986.
     The primary differences between the Restated Acetic Acid Production Agreement and our Old Acetic Acid Production Agreement are:
•	the term of the agreement has been extended from July 31, 2016 until December 31, 2031, subject to an early termination right that may be exercised by BP Chemicals as of December 31, 2026;

•	after an adjustment period during 2008, BP Chemicals will pay us estimated profit sharing payments quarterly, rather than the set quarterly advancement provided in our Old Acetic Acid Production Agreement that resulted in large true-ups for profit sharing payments at the end of each year;

•	the ability of BP Chemicals to unilaterally shut down our acetic acid plant under our Old Acetic Acid Production Agreement has been removed;

•	we have the right to produce and sell acetic acid for our own account if BP Chemicals’ purchases fall below specified levels for an extended period of time for reasons other than our production issues;

•	some indirect expenses for both parties have been excluded from the reimbursement and profit sharing provisions, with each party entitled to retain for its own account any costs savings realized in those areas but also solely responsible for any increases in those costs; and

•	after the expiration or termination of the Restated Acetic Acid Production Agreement:
•	at our request, BP Chemicals must continue to supply us with catalyst if it is still in the catalyst supply business;

•	we pay BP Chemicals for undepreciated capital only if the expiration or termination is caused by us; and

•	if our acetic acid plant is permanently shut down shortly thereafter, BP Chemicals is required to pay a portion of any shut down expenses and a share of our residual fixed costs for the following five years (unless the expiration or termination is caused by us).
     Concurrently with the execution of our Restated Acetic Acid Production Agreement, we and BP Chemicals also entered into a Mutual Release and Settlement Agreement, or the Settlement Agreement, which resolved the previous dispute between us and BP Chemicals over credits for blend gas. Under the Settlement Agreement, each of the parties released all known claims against each other related to our acetic acid relationship that pertained to periods prior to January 1, 2008, BP Chemicals paid us $3.3 million in August 2008 and we retained all previous amounts received from BP Chemicals related to blend gas credits. As a result, we recognized $6.5 million of revenue during the third quarter of 2008.
     On September 13, 2008, Hurricane Ike struck the Texas Gulf Coast very near our Texas City facility. Our Texas City facility was shut down and secured prior to landfall and did not sustain any significant structural damage, although we did sustain some minor damage to three of our barge docks. Our Texas City facility lost all power and ancillary utilities during the storm, including our steam boilers. The resulting production outage lasted approximately 15 days, with our Texas City facility returning to normal operating levels on September 28, 2008. The losses we incurred from Hurricane Ike for the third quarter of 2008 totaled $1.7 million. We are currently estimating that we will incur losses from Hurricane Ike during the fourth quarter of 2008 and first quarter of 2009 of $1.2 million and $0.2 million, respectively. Our estimated total loss from Hurricane Ike of $3.1 million is expected to be less than the deductibles under our insurance policies and, as such, we do not expect to submit any claims under our insurance policies related to Hurricane Ike.
     On November 10, 2008, we amended our revolving credit facility to eliminate restrictions, subject to minimum liquidity requirements, on investments of cash and other assets, cash dividends, repurchase of debt and equity securities, modifications to preferred stock terms, affiliate transactions, asset dispositions, and certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenues and income from continuing operations
     Our revenues were $42.3 million for the third quarter of 2008, a 28% increase from the $33.0 million in revenues we recorded for the third quarter of 2007. We had net income from continuing operations of $3.1 million for the third quarter of 2008, compared to net loss from continuing operations of less than $0.1 million in the third quarter of 2007.
     Revenues from our acetic acid operations were approximately $35.7 million in the third quarter of 2008, a 36% increase from the $26.3 million in revenues we received from these operations in the third quarter of 2007. This increase in acetic acid revenues in the third quarter of 2008 was primarily due to the settlement of the blend gas dispute with BP Chemicals which resulted in revenue of $6.5 million being recognized in the third quarter of 2008, and increased cost allocations to our acetic acid operating segment as a result of our exit from the styrene business, which were reimbursed by BP Chemicals. These increases were partially offset by a reduction in revenue that resulted from our acetic acid facility being shut down for 15 days in the third quarter of 2008 in connection with Hurricane Ike. Gross profit from our acetic acid operations increased $1.6 million during the third quarter of 2008 compared to the third quarter of 2007. This increase in gross profit from our acetic acid operations was primarily due to the blend gas settlement discussed above.
     Revenues from our plasticizers operations were approximately $6.5 million in the third quarter of 2008 compared to $6.5 million in revenues we received from these operations in the third quarter of 2007. Gross profit from our plasticizers operations increased $0.1 million during the third quarter of 2008 compared to the third quarter of 2007. The increase in gross profit was primarily due to amortization of the $3.2 million early termination payment received from BASF in the second quarter of 2008 in connection with BASF’s termination of its obligations under the Old Plasticizers Production Agreement.
     Selling, general and administrative expenses

     Our selling, general and administrative expenses were $3.7 million for the third quarter of 2008 compared to $2.0 million for the third quarter of 2007. This increase in 2008 was due to increased legal fees, audit fees, consulting fees and bonus accrual.
     Impairment of long-lived assets
     In the third quarter of 2008, our management determined that a triggering event as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” or SFAS No. 144, had occurred as a result of the decision to permanently discontinue use and to sell the turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on our turbo generator units and determined the best estimate of fair market value would be anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008.
     Interest income
     We recorded $1.0 million of interest income in the third quarter of 2008 compared to $0.5 million in the third quarter of 2007. This increase was due to higher cash balances in 2008 compared to 2007.
     Other (income) expense
     We recorded $1.5 million of insurance proceeds in the third quarter of 2008 for reimbursement of legal fees incurred in excess of our deductibles under our various insurance policies. As of September 30, 2008, we have an insurance reimbursement receivable of $0.9 million. There were no such legal fee reimbursements in 2007.
     Benefit for income taxes
     During the third quarter of 2008, we recorded a net tax benefit of $0.1 million for income taxes from continuing operations, compared to less than $0.1 million net tax benefit for income taxes from continuing operations for the third quarter of 2007. The tax benefit in the third quarter of 2008 was due to a refund of alternative minimum tax, or AMT, related to our 2007 federal income tax return, compared to a tax benefit in the third quarter of 2007 that resulted from adjustments to other comprehensive income in connection with an amendment to our post retirement medical plan. Based on our net operating loss position and projections for the year, we expect that any tax expense or benefit during 2008 will be fully offset by a related change in our valuation allowance with the exception of the tax benefit of $0.1 million that resulted from the AMT refund. For the three months ended September 30, 2008, this resulted in $0.3 million of tax benefit which was offset by an increase to our valuation allowance of $0.3 million. This increase in our valuation allowance brings our total valuation allowance to $38.6 million.
     Discontinued operations
     During the third quarter of 2008, net loss from discontinued operations was $1.8 million compared to net income of less than $0.1 million for the third quarter of 2007. This decrease was due to our exit from the styrene business in late 2007.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenues and income from continuing operations
     Our revenues were $128.3 million for the nine-month period ended September 30, 2008, a 29% increase from the $99.8 million in revenues we recorded for the nine-month period ended September 30, 2007. We had a net loss from continuing operations of $1.9 million in the first nine months of 2008 compared to a net loss from continuing operations of $4.0 million for the first nine months of 2007.
     Revenues from acetic acid operations were approximately $103.8 million for the nine-month period ended September 30, 2008, a 33% increase from the $78.2 million in revenues we received from these operations for the nine-month period ended September 30, 2007. This increase in acetic acid revenues in the first nine months of 2008 was primarily due to increased cost allocations to our acetic acid operating segment as a result of our exit from the styrene business, which were reimbursed by BP Chemicals, and the settlement of the blend gas dispute with BP Chemicals which resulted in revenue of $6.5 million being recognized in the third quarter. These increases were partially offset by a reduction in revenue that resulted from our acetic acid facility being shut down for 15 days in the third quarter of 2008 in connection with Hurricane Ike. Gross profit from our acetic acid operations increased $2.7 million during the first nine months of 2008 compared to the first nine months of 2007. This increase in gross profit from our acetic acid operations was primarily due to the blend gas settlement discussed above.
     Revenues from our plasticizers operations were approximately $24.0 million for the nine-month period ended September 30, 2008, a 14% increase from the $21.0 million in revenues we received from these operations for the nine-month period ended September 30, 2007. Gross profit from our plasticizers operations for the first nine months of 2008 increased $2.7 million from the first nine months of 2007. These increases in revenues and gross profit resulted primarily from reimbursement by BASF for cost savings achieved during prior periods that were approved by BASF in the first quarter of 2008 and from amortization of the $3.2 million early termination payment received from BASF in the second quarter of 2008 in connection with BASF’s termination of its obligations under the Old Plasticizers Production Agreement.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $9.7 million for the nine-month period ended September 30, 2008, compared to $6.9 million for the nine-month period ended September 30, 2007. This increase in 2008 was due to increased legal fees, audit fees, consulting fees and bonus accrual.
     Impairment of long-lived assets
     As a result of the entry into our Amended Plasticizers Production Agreement and the shutdown of our PA unit, our management determined that a triggering event had occurred, as defined in SFAS No. 144, and therefore, during the second quarter of 2008, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June of 2008.
     In the third quarter of 2008, our management determined that a triggering event, as defined in SFAS No. 144, had occurred as a result of the decision to permanently discontinue use and to sell the turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on our turbo generator units and determined the best estimate of fair market value would be anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008.
     Interest income
     We recorded $3.5 million of interest income for the first nine months of 2008 compared to $1.1 million for the first nine months of 2007. This increase was due to higher cash balances in 2008 compared to 2007.
     Other (income) expense
     We recorded $1.5 million of insurance proceeds in other income in the first nine months of 2008 for reimbursement of legal fees incurred in excess of our deductibles under our various insurance policies. We recorded no other expense for the nine-month period ended September 30, 2008, compared to $0.8 million of other expense recorded for the nine-month period ended September 30, 2007. The other expense recorded in the first nine months of 2007 resulted from a write-down of our cost-method investment in an e-commerce commodity trading business to its fair value of less than $0.2 million after receiving notice of a distribution related to the pending sale of the business.
     Benefit for income taxes
     During the nine months ended September 30, 2008 and 2007, we recorded a net tax benefit for income taxes from continuing operations of $0.1 million and $1.0 million, respectively. The tax benefit recorded in 2008 was from a refund of AMT related to our 2007 federal income tax return and the tax benefit recorded in 2007 resulted from adjustments to other comprehensive income in connection with an amendment to our post retirement medical plan. Based on our net operating loss position and our projections for the year, we expect that any tax expense or benefit during 2008, with the exception of the AMT refund, will be fully offset by a related change in our valuation allowance. For the nine months ended September 30, 2008, this resulted in $2.4 million of tax benefit being offset by an increase of $2.4 million to our valuation allowance. This increase brings our total valuation allowance to $38.6 million.
     Discontinued operations
     During the first nine months of 2008, net loss from discontinued operations was $9.8 million compared to net income of $7.2 million for the first nine months of 2007. This decrease from net income in 2007 to a net loss in 2008 was due to our exit from the styrene business in late 2007.
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
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to use commercially reasonable efforts to file an exchange offer registration statement to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement to become effective by December 24, 2007 and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of this required exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008 and the exchange offer was closed on September 19, 2008. As a result, the interest rate on our Secured Notes has reverted back to the face amount of 10 1/4% per annum. The additional interest incurred from December 25, 2007 through the closing of the exchange offer was approximately $0.5 million and was paid on April 1 and October 1, 2008.
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility now bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, since that time, the monetization of accounts receivable and inventory associated with our exit from the styrene business significantly decreased the borrowing base under our revolving credit facility. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, on June 30, 2008, we reduced our commitment under our revolving credit facility to $25 million.
      On November 7, 2008, we amended the revolving credit facility to eliminate restrictions, subject to minimum liquidity requirements, on investments of cash and other assets, cash dividends, repurchase of debt and equity securities, modifications to preferred stock terms, affiliate transactions, asset dispositions, and certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million. As of September 30, 2008, total credit available under our revolving credit facility was limited to $16.4 million, there were no loans outstanding and we had $4.1 million in letters of credit outstanding, resulting in borrowing availability of $12.3 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $169.6 million at September 30, 2008, an increase of $31.7 million compared to our liquidity at December 31, 2007. This increase was primarily due to the monetization of the working capital from our prior styrene business. As a result of our exit from the styrene business, we expect our future cash flows from operations to be significantly less volatile than in previous years.
     Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial position, results of operations or liquidity during the first nine months of 2008. Our cash is invested in highly rated money market funds, which are guaranteed by the US Department of Treasury under its Temporary Guarantee Program for Money Market Funds. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets. However, our pension plans funds are likely to have a negative return for 2008 due to the losses experienced in the global equity markets, which in turn would create increased pension plan costs in 2009. The overall impact of continued market volatility is currently difficult to predict. However we expect to have positive cash flows from continuing operations for the reasonably foreseeable future, and we believe that our cash on hand and cash generated from continuing operations, along with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital was $146.0 million on September 30, 2008, a decrease of $20.3 million from our working capital of $166.3 million on December 31, 2007. This decrease in working capital resulted from the increase in the current portion of the deferred income from our supply agreement with NOVA to $12.4 million from $7.5 million due to a shortening of the non-compete period from eight to five years, and a net $10 million decrease in cash, after monetization of our styrene working capital, due to capital expenditures and styrene closure costs.
Cash Flow
     Net cash provided by operations was $61.9 million for the first nine months of 2008, compared to net cash used in operations of $27.3 million during the first nine months of 2007. This improvement in net cash flow provided by operations in the first nine months of 2008 was primarily due to monetization of our styrene working capital of approximately $67.0 million. Net cash flow used in investing activities was $4.8 million during the first nine months of 2008, compared to $5.7 million for the first nine months of 2007, primarily due to a decrease in capital expenditures as a result of our styrene shutdown. There was no cash flow provided by financing activities in the first nine months of 2008 compared to $41.5 million provided in the first nine months of 2007. This decrease was due to the 2007 refinancing discussed above.
Capital Expenditures
     Our capital expenditures were $4.8 million during the first nine months of 2008 compared to $5.7 million during the first nine months of 2007. We expect our capital expenditures for the remainder of 2008 to be approximately $3.5 million. We expect to incur $1.1 million for a capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City facility. We also expect to incur $0.7 million related to our portion of a capital project to be implemented with BP Chemicals to construct an acetic acid pipeline. The remaining $1.7 million is primarily for routine safety, environmental and replacement capital.
Contractual Cash Obligations
     As of September 30, 2008, there have been no significant changes to the contractual obligations disclosed in our Annual Report.
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
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This statement establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of 2008 and determined it had no impact on our condensed consolidated financial statements.
     In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to February 12, 2008 must continue to apply all provisions of SFAS No. 157. We are currently evaluating the impact of our expected adoption of the deferred portion of SFAS No. 157, effective January 1, 2009, on our condensed consolidated financial statements.
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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of The Public Company Accounting Oversight Board’s amendments to Statements on Auditing Standards Section 411 “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’.” SFAS No. 162 is not expected to have a material impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008, and all prior-period earnings per share data presented is required to be adjusted retrospectively. Early application is not permitted. We do not believe the implementation of this standard will have a material impact on our condensed consolidated financial statements.
     In October 2008, the FASB issued FASB Staff Position 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” or FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our financial results can be affected by volatile changes in raw materials, natural gas and finished product sales prices. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. There were no borrowings under our revolving credit facility during the first nine months of 2008. Our $150 million of Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of September 30, 2008, the fair value of our Secured Notes was approximately $150 million.
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
Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15, as of the end of the fiscal period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) of the Exchange Act) were effective as of the end of the period covered by this Form 10-Q.
Internal Control Over Financial Reporting
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

Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

**10.1	—	First Amendment to Amended and Restated Revolving Credit Agreement dated November 10, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders.

#10.2	—	2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.3	—	2008 Bonus Plan (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2008).

**15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.

**32.1	—	Section 1350 Certification of the Chief Executive Officer.

**32.2	—	Section 1350 Certification of the Chief Financial Officer.

**	Filed or furnished herewith

#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

+	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: November 11, 2008	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: November 11, 2008	By	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

**10.1	—	First Amendment to Amended and Restated Revolving Credit Agreement dated November 10, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders.

#10.2	—	2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.3	—	2008 Bonus Plan (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2008).

**15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.

**32.1	—	Section 1350 Certification of the Chief Executive Officer.

**32.2	—	Section 1350 Certification of the Chief Financial Officer.

**	Filed or furnished herewith

#	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

+	Management contract or compensatory plan or arrangement