Form 10-K
period 2008-12-31
STERLING CHEMICALS INC
filed 2009-03-17
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
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
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $19,822,672.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of February 28, 2009, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.
     Portions of the definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

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
     In addition, our other filings with the Securities and Exchange Commission, or the SEC, include additional factors that could adversely affect our business, results of operations or financial performance. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-K are made only as of the date of this Form 10-K and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-K are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to this Form 10-K or other periodic reports we file with the SEC.
PART I
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” in this Form 10-K refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries.
Item 1. Business
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. Our primary products are acetic acid and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. Pursuant to our Acetic Acid Production Agreement that extends to 2031, all of our acetic acid production is sold to BP Amoco Chemicals Company, or BP Chemicals. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. Prior to August 2006, BP Chemicals also paid us a set monthly amount. However, beginning in August 2006, the portion of the profits we receive from the sales of our acetic acid increased and BP Chemicals was no longer required to pay us the set monthly amount. This change in payment structure did not affect BP Chemicals’ obligation to reimburse us for fixed and variable costs of production. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals.
     We own and operate one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary “Cativa” carbonylation technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. Acetic acid production has two major raw material requirements, methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of our requirements for carbon monoxide are supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our site in Texas City, Texas, or our Texas City facility.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some early termination rights held by BASF that begin in 2010. Under our agreement with BASF, or our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us while reimbursing us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Our Plasticizers Production Agreement was amended in May 2008 after BASF nominated zero pounds of phthalic anhydride, or PA, under the prior version of the agreement due to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
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
     We sold substantially all remaining styrene inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008 and the associated costs incurred for 2007 and 2008 were $0.7 million and $18.9 million, respectively. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized and paid $1.4 million of severance costs in 2008. Additionally, as a result of the work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in 2008. The revenues and gross losses from our styrene operations, which are reflected in discontinued operations, are summarized below:

	Year ended December 31,
	2008	2007	2006

Revenues	$26,591	$681,513	$524,664
Gross loss	(7,654)	(3,808)	(2,641)
     We own the acetic acid and plasticizers manufacturing units located at our Texas City facility. We lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land. We also lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. However as our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy elected to terminate the joint venture and the Joint Venture Agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, was amended to extend its term until June 30, 2009 to address several matters related to the sale of the cogeneration facility, the distribution of S&L Cogeneration Company’s assets and the termination and winding-up of the joint venture. We lease space for our principal offices located in Houston, Texas. As of December 31, 2008, we operated in two segments: acetic acid and plasticizers.
Business Strategy
     Our strategic objectives include:
•	operating our facilities in a safe, reliable and environmentally responsible manner;

•	effectively utilizing our available capacity;

•	maintaining superior expense and capital expenditure management;

•	expanding our capacity through low cost investments;

•	flawlessly executing our contract management and administration;

•	monetizing our unutilized assets and infrastructure;

•	capturing economic merger and acquisition opportunities;

•	optimizing our capital structure and use of tax credits and governmental subsidies;

•	maintaining top-quality human resource management, development and utilization; and

•	generating leading shareholder returns.
     Operating Our Facilities Safely, Reliably and in an Environmentally Responsible Manner. We believe in operating our facilities in a manner that earns the confidence of our employees and our community. We have created a positive and open safety culture in which employee participation is encouraged in an atmosphere of ownership and pride. We proactively protect the safety of our employees, the community and the environment through the systematic identification, reduction and management of risks.
     Expectations and accountabilities for safety have been defined for all levels of our organization, and employees have aligned their personal goals to meet these responsibilities. Management and employee variable compensation programs are partially dependent on our individual and collective accomplishments. Our Board of Directors is informed of our progress towards maintaining and improving our process safety programs through the use of metrics and quarterly presentations to the Health, Safety, and Environmental Subcommittee.
     Profitably Grow Our Business. We believe that our acetic acid facility is positioned for cost-effective future capacity expansions at lower incremental cost due to previous investments made by us and BP Chemicals, including the installation of a new reactor in 2003 that is capable of producing up to 1.7 billion pounds of acetic acid annually. Although recent slowdowns in the housing and automotive sectors have caused reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America in the short-term, as demand recovers and grows, we intend to grow our acetic acid business through capacity expansions that take advantage of this positioning. Currently, we are expecting to expand our acetic acid facility during 2009, through a low-cost debottlenecking opportunity which should increase annual capacity of our acetic acid facility to approximately 1.2 billion pounds, an increase of approximately 7%.
     Our Texas City facility is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes.
     Given our under-utilized infrastructure, our management and engineering expertise, as well as ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing or storage related businesses to our Texas City facility, including opportunities involving petcoke gasification and terminalling. In early 2009, we initiated a detailed feasibility study for the construction of a petcoke gasification facility at our Texas City site, which necessarily involves the participation of other interested parties. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit.
     We are pursuing strategic acquisitions, focusing on manufacturing businesses and assets which would allow us to increase the size and scope of our business, while adding revenue diversification to our existing businesses. We believe that the current economic environment has increased the potential number of acquisition targets and has provided an ideal situation for us to acquire businesses on favorable terms.
Industry Overview
     Acetic Acid. The North American acetic acid industry has enjoyed a long period of sustained domestic demand growth as well as substantial export demand. This has led to North American industry utilization rates above 85% over the last six years. Although recent slowdowns in the housing and automotive sectors have caused reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America in the short-term, Tecnon OrbiChem, or Tecnon, currently projects acetic acid utilization rates will increase to over 98% by 2013. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important features.

There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which provides these companies with influence over the pace of new capacity additions through the licensing or development of such additional capacity. We believe the limited availability of this technology also creates a significant barrier to entry into the acetic acid industry by potential competitors.
     Global production capacity of acetic acid as of December 31, 2008 was approximately 24 billion pounds per year, with current North American production capacity at approximately seven billion pounds per year. The North American acetic acid market is mature and well developed and is dominated by four major producers that account for approximately 94% of the acetic acid production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of global demand. Although recent slowdowns in the housing and automotive markets are reducing global demand for vinyl acetate monomer in the short-term, annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based technology. Linear plasticizers have historically received a premium over competing propylene-based branched products for customers that require enhanced performance properties. Although we are not exposed to fluctuations in costs or market conditions due to the contract terms in our Plasticizers Production Agreement with BASF, the markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. Over the last few years, the price of linear alpha-olefins has increased sharply as supply has declined, which has caused many consumers to switch to lower cost branched products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications. As a result, we modified our plasticizers facilities during the third quarter of 2006 to replace our linear plasticizers production with branched plasticizers production.
Product Summary
     The following table summarizes our principal products, including our capacity, the primary end uses for each product, the raw materials used to produce each product and the major competitors for each product. “Capacity” represents rated annual production capacity as of December 31, 2008, which is calculated by estimating the number of days in a typical year that a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number of days by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product	Intermediate
(Capacity)	Products	Primary End Products	Raw Materials	Major Competitors

Acetic Acid (1.1 billion pounds per year)	Vinyl acetate monomer, terephthalic acid, and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG, Eastman Chemical Company and LyondellBasell Chemical Company

Plasticizers (200 million pounds per year of phthalate esters)	Flexible polyvinyl chloride, or PVC	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Oxo-Alcohols and Phthalic Anhydride	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
Products
     Acetic Acid. Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. We have the third largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately 1.1 billion pounds, which represents approximately 17% of total North American capacity. All of our acetic acid production is sold to BP

Chemicals, and we are BP Chemicals’ sole source of production in the Americas. We sell our acetic acid to BP Chemicals pursuant to our Acetic Acid Production Agreement that extends until 2031. For a further description of our agreement with BP Chemicals, please refer to “Acetic Acid-BP Chemicals” under “Contracts.”
     Plasticizers. Our plasticizers business involves the production of phthalate esters, commonly referred to as plasticizers, from PA and oxo-alcohols. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to our Plasticizers Production Agreement that extends until 2013, subject to some limited early termination rights held by BASF beginning in 2010. Previously, our plasticizers business included the production of PA at our Texas City facility. However, in December 2007, BASF nominated zero pounds of PA under our Plasticizers Production Agreement and indicated that it did not intend to nominate any production of PA in the future. As a result, we amended our Plasticizers Production Agreement, effective April 1, 2008, to address the closure of our PA production facility and document our arrangements with BASF around that closure. This closure of our PA production facility did not have a material adverse effect on our financial condition or results of operations. For a further description of our agreement with BASF, please refer to “Plasticizers-BASF” under “Contracts.”
Sales and Marketing
     Our petrochemicals products are generally sold to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. We have long-term agreements that provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. Under our Acetic Acid Production Agreement, we are reimbursed for our actual fixed and variable manufacturing costs (other than specified indirect costs) and also receive an agreed share of the profits earned from this business. Under our Plasticizers Production Agreement, we are reimbursed for our manufacturing costs and also receive a quarterly “facility fee” for the production unit included in our plasticizers business, but do not share in the profits or losses from that business. These agreements are intended to:
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
     Acetic Acid-BP Chemicals
     In 1986, we entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals, which has since been amended several times, most recently on August 20, 2008, when we entered into an amendment and restatement of our Acetic Acid Production Agreement, or our Restated Acetic Acid Production Agreement, that was retroactive to January 1, 2008. Our Restated Acetic Acid Production Agreement amends and restates the prior version of our Acetic Acid Production Agreement, or our Old Acetic Acid Production Agreement, with BP Chemicals.
     The primary differences between the Restated Acetic Acid Production Agreement and our Old Acetic Acid Production Agreement are:
•	the term of our Acetic Acid Production Agreement was extended from July 31, 2016 until December 31, 2031, subject to an early termination right that may be exercised by BP Chemicals as of December 31, 2026;

•	after an adjustment period during 2008, BP Chemicals will pay us estimated profit sharing payments quarterly, rather than the set quarterly advancement provided in our Old Acetic Acid Production Agreement that resulted in large true-ups for profit sharing payments at the end of each year;

•	the ability of BP Chemicals to unilaterally shut down our acetic acid plant under our Old Acetic Acid Production Agreement was removed;

•	we have the right to produce and sell acetic acid for our own account if BP Chemicals’ purchases fall below specified levels for an extended period of time for reasons other than our production issues;

•	some indirect expenses for both parties have been excluded from the reimbursement and profit sharing provisions, with each party entitled to retain for its own account any cost savings realized in those areas but also solely responsible for any increases in those costs; and

•	after the expiration or termination of our Acetic Acid Production Agreement:
•	at our request, BP Chemicals must continue to supply us with catalyst if it is still in the catalyst supply business;

•	we pay BP Chemicals for undepreciated capital only if the expiration or termination is caused by us; and

•	if our acetic acid plant is permanently shut down shortly thereafter, BP Chemicals is required to pay a portion of any shut down expenses and a share of our residual fixed costs for the following five years (unless the expiration or termination is caused by us).
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
     We sell all of our acetic acid production to BP Chemicals under our Acetic Acid Production Agreement and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production (other than specified indirect costs).
     Plasticizers-BASF
     Since 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which has been amended several times. Under our Plasticizers Production Agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective January 1, 2006, we amended our Plasticizers Production Agreement to extend the term of the agreement until 2013, subject to some limited early termination rights held by BASF beginning in 2010, increase the quarterly payments made to us by BASF and eliminate our participation in the profits and losses realized by BASF in connection with the sale of the plasticizers we produce. Additionally, on April 28, 2006, BASF notified us that it was exercising its right under the amended production agreement to terminate its future obligations with respect to the operation of our oxo-alcohols production unit effective July 31, 2006.
     On May 27, 2008, we amended and restated our Plasticizers Production Agreement, or our Restated Plasticizers Production Agreement, with an effective date of April 1, 2008. Our Restated Plasticizers Production Agreement amended the prior version of our Plasticizers Production Agreement, or our Old Plasticizers Production Agreement. Our Restated Plasticizers Production Agreement was entered into in connection with BASF’s nomination of zero pounds of PA under our Old Plasticizers Production Agreement in response to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
     Our Restated Plasticizers Production Agreement relieves BASF of most of its obligations under our Old Plasticizers Production Agreement related to our PA manufacturing unit. BASF’s obligations under our Old Plasticizers Production Agreement related to our esters manufacturing unit were not affected by our Restated Plasticizers Production Agreement and are continuing in accordance with the same terms as existed under our Old Plasticizers Production Agreement. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF paid us an aggregate amount of approximately $3.2 million. However, we are obligated to refund 75% of this amount if we restarted our PA manufacturing unit before January 1, 2009, 50% of this amount if we restart our PA manufacturing unit during 2009 and 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million payment from BASF was made in exchange for the termination of BASF’s obligations under our Old Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit and, consequently, will be recognized using the straight-line method over the restricted period of April 1, 2008 through December 31, 2010 under our Restated Plasticizers Production Agreement. In addition, during the first half of 2008, BASF paid us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit have been incurred and expensed, and the $3.7 million in cost reimbursements were recognized as revenue in the first half of 2008.
     The quarterly fixed periodic payments under our Old Plasticizers Production Agreement with respect to the operation of our PA and esters manufacturing units were not changed under our Restated Plasticizers Production Agreement. However, these quarterly fixed periodic payments are now solely related to the operation of our esters manufacturing unit. In addition, under our Restated Plasticizers Production Agreement, (i) the methods for calculating payments required to be made by BASF for achieving reductions in direct fixed and variable costs and (ii) BASF’s right to terminate our Plasticizers Production Agreement in the event that direct fixed and variable costs exceed a specified threshold (unless we elect to cap BASF’s reimbursement obligations) were both modified to exclude costs savings and direct fixed and variable costs pertaining to our PA manufacturing unit. Finally, our Restated Plasticizers Production Agreement removed all restrictions or rights BASF formerly had with respect to our use or disposition of the PA manufacturing unit, including a limited purchase right, the right to request capacity increases and consultation rights regarding future capital expenditures with respect to our PA manufacturing unit.
     Sales to major customers constituting 10% or more of total revenues are included in Note 11 of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.
Raw Materials and Energy Resources
     The aggregate cost of raw materials and energy resources used in the production of our products is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and energy at reasonable prices and on acceptable terms is critical to the success of our business. Although we believe that we will continue to be able to secure adequate supplies of raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Risk Factors.” Under our production agreements with BP Chemicals and BASF, BP Chemicals is required to provide our methanol requirements to produce acetic acid and BASF is required to provide us with most of the major raw materials necessary to produce plasticizers. These sources of raw materials tend to mitigate certain risks typically associated with obtaining raw materials, as well as decrease our working capital requirements.
     Acetic Acid. Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair is our sole source for carbon monoxide and supplies us with all of the carbon monoxide we require for the production of acetic acid from its partial oxidation unit located on land leased from us at our Texas City site. Currently, our methanol requirements are supplied by BP Chemicals under our Acetic Acid Production Agreement.
     Plasticizers. The primary raw materials for plasticizers are oxo-alcohols and orthoxylene, which are supplied by BASF under our Plasticizers Production Agreement.
Technology and Licensing
     In 1986, we acquired our Texas City facility from Monsanto Company, or Monsanto. In connection with that acquisition, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition. We use these licenses in the production of acetic acid and plasticizers and also previously used these licenses in the production of styrene.
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

Competition
     There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which provides these companies with influence over the pace of new capacity additions through the licensing or development of such additional capacity. The limited availability of this technology also creates a significant barrier to entry into the acetic acid industry by potential competitors. The North American plasticizers industry is a mature market, with phthalate esters like those produced by us being subject to excess production capacity and diminishing demand due to the ability of consumers to substitute different raw materials based on relative costs at the time, as well as increasing health concerns regarding these products. You will find a list of our principal competitors in the “Product Summary” table above.
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
     A business risk inherent in chemical operations is the potential for personal injury and property damage claims from employees, contractors and their employees and nearby landowners and occupants. While we believe our business operations and facilities are operated in compliance with applicable environmental and health and safety requirements in all material respects, we cannot be sure that past practices or future operations will not result in material claims or regulatory action, require material environmental expenditures or result in exposure or injury claims by employees, contractors or their employees or the public. Some risk of environmental costs and liabilities is inherent in our operations and products, as it is with other companies engaged in similar businesses.
     Our operating expenditures for environmental matters, primarily waste management and compliance, were $15.9 million, $17.8 million and $20.4 million in 2008, 2007 and 2006, respectively. We spent $1.1 million, $0.5 million and $2.0 million for environmentally-related capital projects in 2008, 2007 and 2006, respectively. In 2009, we anticipate spending approximately $2.1 million for capital projects related to waste management, incident prevention and environmental compliance. We do not expect to make any capital expenditures in 2009 related to remediation of environmental conditions.
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
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard under the Clean Air Act by 2007. The EPA approved this “1-hour” SIP, which required an 80% reduction of NOx emissions, and extensive monitoring of emissions of highly reactive VOCs, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria area, or the HGB area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These “Section 185 fees” will be assessed on all NOx and VOC emissions in 2008 and beyond in the HGB area which are in excess of 80% of the baseline year. The method for calculating baseline emissions, as well as other details of the program, has not yet been developed. At the present time, we do not expect to be assessed any fees for our emissions for 2008, primarily due to the reduction in emissions from our Texas City facility following the closure of our PA and styrene facilities.
     In April 2004, the HGB area was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act. On May 23, 2007, the TCEQ formally adopted SIP revisions to bring the HGB area from “moderate” non-attainment status into attainment by June 15, 2010. This “8-hour SIP” called for relatively modest additional controls at our Texas City facility, which would require very little expense. However, in response to a request from the Governor of Texas, the EPA has now reclassified the HGB area as a “severe” non-attainment area, effective as of October 31, 2008. As a result, the new mandated compliance date for attainment of the 8-hour ozone standard is June 15, 2019. A revised 8-hour SIP to address the HGB area’s “severe” non-attainment designation will now have to be submitted to the EPA by April 10, 2010. The content of the revised 8-hour SIP is unknown at this time making it difficult to predict our final cost of compliance with these regulations. However, given the permanent shutdown of our PA and styrene facilities, we do not anticipate incurring any further cost of compliance in connection with the revised 8-hour SIP.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City site in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Employees
     As of December 31, 2008, we had 185 employees, of whom approximately 37% (all of our hourly employees at our Texas City facility) were represented by the Texas City, Texas Metal Trades Council, AFL-CIO, or the Union. On May 1, 2007, we entered into a new collective bargaining agreement with the Union which is effective through May 1, 2012. Under the new collective bargaining agreement, we and the Union agreed to the scope of work of the employees, hours of work, increases in wages, benefits, vacation time, sick leave and other customary terms. The collective bargaining agreement also specifies grievance procedures should any disputes arise between us and any of our represented employees.
Insurance
     We maintain insurance coverage at levels that we believe are reasonable and typical for our industry. A portion of our insurance coverage is provided by a captive insurance company maintained by us and six other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Additionally, we may incur losses beyond the limits of, or outside the coverage of, our insurance. We maintain full replacement value insurance coverage for property damage to our facilities and business interruption insurance. Nevertheless, a significant interruption in the operation of our acetic acid facility could have a material adverse effect on our business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage.
     We do not currently carry terrorism coverage on our Texas City facility. After the terrorist attacks of September 11, 2001, many insurance carriers (including ours) created exclusions for losses from terrorism from “all risk” property insurance policies. While separate terrorism insurance coverage is available, the premiums for such coverage are very expensive, especially for chemical facilities, and these policies are subject to very high deductibles. In addition, available terrorism coverage typically excludes coverage for losses from acts of foreign governments, as well as nuclear, biological and chemical attacks. Consequently, we believe that it is not economically prudent to obtain terrorism insurance on the terms currently being offered in the industry.
     On September 13, 2008, Hurricane Ike struck the Texas Gulf Coast very near our Texas City facility. Our Texas City facility was shut down and secured prior to landfall and did not sustain any significant structural damage, although we did sustain some minor damage to three of our barge docks. Our Texas City facility lost all power and ancillary utilities during the storm, including our steam boilers. The resulting production outage lasted approximately 15 days, with our Texas City facility returning to normal operating levels on September 28, 2008. The losses we incurred from Hurricane Ike during 2008 totaled $2.6 million, and we expect to incur additional expenses of $0.2 million in 2009 related to damages caused by Hurricane Ike. Our estimated total loss from Hurricane Ike of $2.8 million is expected to be less than the deductibles under our insurance policies and, as such, we do not expect to recover any of these losses under our insurance policies.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com). Our website provides a hyperlink to a third-party website, where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website (or the third-party websites accessible through the various hyperlinks) are not, and shall not be deemed to be, incorporated into this Form 10-K.
Item 1A. Risk Factors
     In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
Risks Related to Our Business
Each of our products is sold to only one customer.
     In 2008, a single customer, BP Chemicals, accounted for 100% of our acetic acid revenues while another customer, BASF, accounted for 100% of our plasticizers revenues. The termination of one or both of these long-term contracts, or a material reduction in the amount of product purchased under our Acetic Acid Production Agreement, could materially adversely affect our overall business, financial condition, results of operations or cash flows.
Our ability to realize increases in our acetic acid production capacity that could be made possible through low-cost, incremental capacity expansions is dependent on the availability of sufficient, economic quantities of carbon monoxide.
     Carbon monoxide is one of the principal raw materials required for acetic acid production. Currently, all of the carbon monoxide we use in the production of acetic acid is supplied by Praxair from a partial oxidation unit constructed and operated by Praxair on land leased from us at our Texas City site. Although our new reactor installed in 2003 is capable of producing up to 1.7 billion pounds of acetic acid annually, Praxair’s existing partial oxidation unit is capable of supplying carbon monoxide in quantities sufficient for only 1.2 billion pounds of annual acetic acid production. The supply of additional carbon monoxide can be made available from a number of options including routing surplus syngas from another Texas City source via the construction of a new supply pipeline, the utilization of existing idled pipeline capacity, or an expansion of the Praxair partial oxidation unit, although we may not be able to implement these options on a cost effective basis.
We depend upon the continued operation of a single site for all of our production.
     All of our products are produced at our Texas City facility. Significant unscheduled downtime at our Texas City facility could have a material adverse effect on our business, financial condition, results of operations or cash flows. Unanticipated downtime can occur for a variety of reasons, including equipment breakdowns, interruptions in the supply of raw materials, power failures, sabotage, natural forces or other hazards associated with the production of petrochemicals. Although we maintain business interruption insurance, recovery of losses is subject to time element deductibles of up to 45 days and policy limits of up to $400 million.

Our operations involve risks that may increase our operating costs, which could reduce our profitability.
     Although we take precautions to enhance the safety of our operations and minimize the risk of disruptions, our operations are subject to hazards inherent in the manufacturing of chemical products. These hazards include:
•	severe weather and natural disasters;

•	mechanical failures, unscheduled downtimes, labor difficulties and transportation interruptions;

•	environmental remediation complications;

•	chemical spills and discharges or releases of toxic or hazardous substances or gases; and

•	pipeline or storage tank leaks and ruptures, explosions and fires.
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
Volatility in asset values and liability costs related to our pension plans may reduce our profitability and adversely impact current funding levels.
     We sponsor defined benefit pension plans for our employees. Effective July 1, 2007 and January 1, 2005, we froze all accruals under these defined benefit pension plans for our hourly and salaried employees, respectively. The cash contributions made to our defined benefit pension plans are required to comply with minimum funding requirements imposed by laws governing employee benefit plans. The projected benefit obligation and assets of our defined benefit pension plans as of December 31, 2008 were $121.2 million and $77.8 million, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements to those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. A decline in the market value of the assets in our defined benefit pension plans, as was experienced in 2008, will increase the funding requirements under the plans if the actual asset returns do not recover these declines in value in the near term. Additionally, the liabilities of our defined benefit pension plans are sensitive to changes in interest rates. As interest rates decrease, the liabilities of the plans increase, potentially increasing funding requirements and pension expense. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements and pension expense related to our defined benefit pension plans. Although we actively seek to control increases in these costs and funding requirements, we may not be successful in doing so. Future increases in pension expense and the contributions we are required to make to our defined benefit pension plans as a result of one or more of these factors could negatively affect our financial condition, results of operations or cash flows.
Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
     We maintain insurance coverage at levels that we believe are reasonable and typical for our industry, portions of which are provided by a captive insurance company maintained by us and six other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Accordingly, our insurance coverage may be inadequate for any given risk or liability, such as property damage suffered in hurricanes or business interruption incurred from a loss of our supply of electricity or carbon monoxide. In addition, our insurance companies may be incapable of honoring their commitments if an unusually high number of claims are concurrently made against their policies. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. We can make no assurances that we can renew our existing insurance coverage at commercially reasonable rates or that such coverage will be adequate to cover future claims that may arise.
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
     As of December 31, 2008, we had approximately 185 employees, of whom approximately 37% (all of our hourly employees at our Texas City facility) were represented by the Texas City, Texas Metal Trades Council, AFL-CIO, or the Union, and are covered by a collective bargaining agreement which expires on May 1, 2012. We view our relationship with our hourly employees as generally good. Future strikes or other labor disturbances could have a material adverse effect on our business, financial condition, results of operations or cash flows.
A failure to retain or attract key employees could adversely affect our business.
     We are dependent on the services of the members of our senior management team to remain competitive in our industry. There is a risk that we will not be able to retain these key employees or attract other key employees. Our current key employees are subject to employment conditions or arrangements that permit the employees to terminate their employment without notice. The loss of any member of our senior management team could materially adversely affect our business, financial condition, results of operations or cash flows.

     Stock options or other equity awards offered to certain employees may not provide effective incentives to remain with us due to our common stock not being listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the National Association of Securities Dealers, Inc. on the Over-the-Counter, or OTC, Electronic Bulletin Board. In recent years, the trading volume of our common stock has been very low and the transactions that have occurred were typically effected in transactions for which reliable market quotations have not been available. An active trading market may not develop or, if developed, may not continue for our equity securities and a holder of any of these securities, including stock options or other equity awards, could find it difficult obtain a positive return.
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
We may not successfully develop our under-utilized infrastructure at our Texas City facility.
     We may be unable to identify or attract a long-term contractual business arrangement or partnership to our Texas City facility that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. Even if we do identify a long-term contractual business arrangement or partnership, we may not be able to come to agreeable terms.
We may not successfully complete acquisitions that we are pursuing or any future acquisitions may present unforeseen integration obstacles or costs, increase our leverage or negatively impact our performance.
     We may not be able to identify suitable acquisition candidates or successfully complete identified acquisitions, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. To finance an acquisition we may need to incur debt or issue equity. However, we may not be able to obtain favorable debt or equity financing to complete an acquisition, or at all. In particular, the lack of an active trading market in our common stock, as well as the dilutive terms of the dividends payable on our outstanding Series A Convertible Preferred Stock, or our Series A Preferred Stock, may make our common stock unattractive as consideration for an acquisition. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could materially adversely affect our business, financial condition, results of operations or cash flows, include:
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
We are unable to predict the impact of the recent downturn in the credit markets and the resulting costs or constraints in obtaining financing on our business and financial results.

     U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase, and it may be more difficult to obtain financing in the future. In addition, an increasing number of financial institutions have reported significant deterioration in their financial condition. If any of the financial institutions are unable to perform their obligations under our revolving credit agreements and other contracts, and we are unable to find suitable replacements on acceptable terms, our financial condition, results of operations, liquidity and cash flows could be adversely affected. We also face challenges relating to the impact of the disruption in the global financial markets on other parties with which we do business, such as customers and suppliers. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with us and lead to various negative affects on us, including business disruption, decreased revenues, and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have an adverse impact on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Indebtedness
Our leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our indebtedness.
     As of December 31, 2008, we had total long-term debt of $150.0 million (consisting of outstanding principal on our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes). The terms and conditions governing our indebtedness, including our Secured Notes and our revolving credit facility:
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
     Resurgence Asset Management, L.L.C. and its and its affiliates’ managed funds and accounts, or collectively Resurgence, beneficially own in excess of 98% of our preferred stock and over 55% of our common stock, representing ownership of 85% of the total voting power of our equity. The interests of Resurgence may differ from our other stockholders and Resurgence may vote their interests in a manner that may adversely affect our other stockholders. Through their direct and indirect interests in us, Resurgence is in a position to influence the outcome of most matters requiring a stockholder vote. This concentrated ownership makes it less likely that any other holder or group of holders of common stock would be able to influence the way we are managed or the direction of our business. These factors also may delay or prevent a change in our management or voting control.
Our Series A Preferred Stock pays a quarterly stock dividend that is dilutive to the holders of our common stock.
     Shares of our Series A Preferred Stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Series A Preferred Stock. Our shares of Series A Preferred Stock are convertible at the option of the holder into shares of our common stock and vote as if so converted on all matters presented to the holders of our common stock for a vote. Consequently, each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of equity owned by Resurgence. Series A Preferred Stock dividends were 814.069 shares (which are convertible into 814,069 shares of our common stock) during 2008, which represents 9.2% of the current total voting power of our equity securities.
Item 2. Properties
     Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We own all of the real property which comprises our Texas City facility and we own the acetic acid and plasticizers manufacturing facilities located at the facility. We also lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. Our Texas City facility offers approximately 160 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant facility. We own 73 railcars and, at our Texas City facility, we have facilities to load and unload our products and raw materials in ocean-going vessels, barges, trucks and railcars. Substantially all of our Texas City facility, and the tangible properties located thereon, are subject to a lien securing our obligations under our Secured Notes. We lease the space for our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas. We believe our properties and equipment are sufficient to conduct our business.
Item 3. Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, two of the defendants have been dismissed from the case. The plaintiffs are seeking in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. The case is currently in trial, with jury deliberations expected to begin in April. At this time, it is impossible to determine what, if any, liability we will have for this incident and we are vigorously defending the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible, which was met in January 2008. As of December 31, 2008, we have received $0.6 million from our insurance carrier for the reimbursement of amounts exceeding the deductible, and we have accrued an additional $0.3 million for the reimbursement of amounts exceeding the deductible which were incurred during the fourth quarter of 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Amoco Chemical Company, or BP Chemicals, to resolve a dispute involving the interpretation of provisions of our Acetic Acid Production Agreement with BP Chemicals related to blend gas credits. On August 20, 2008, we and BP Chemicals entered into the Settlement Agreement which resolved the dispute over the blend gas credits. Under the Settlement Agreement, each of the parties released all known claims against each other related to the acetic acid relationship that pertained to periods prior to January 1, 2008, BP Chemicals paid us $3.3 million on August 26, 2008 and we retained all previous amounts we received from BP Chemicals related to blend gas credits, which resulted in us recording $6.5 million in revenue in the third quarter of 2008. Concurrently with the entry into the Settlement Agreement, we and BP Chemicals entered into our Restated Acetic Acid Production Agreement. For a further description of our Restated Acetic Acid Production Agreement, please refer to “Item 1. Business — Acetic Acid-BP Chemicals” under “Contracts.”
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. The plaintiffs have moved for partial summary judgment and for class certification related to their claims for denial of benefits under our retiree medical plans and the defendants are opposing that motion. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas (Case #08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility, our demand for off-gas is below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the contract’s undue economic hardship clause and requested that Marathon enter into good faith negotiations to modify the terms of the Off-Gas Purchase Agreement. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of economic hardship provision, and Marathon counter-claimed against us for breach of contract. Significant discovery occurred in connection with this matter during the fourth quarter of 2008 and first quarter of 2009. On February 3, 2009, the parties engaged in an unsuccessful mediation for this case. This matter is scheduled for trial the week of April 13, 2009. At this time, it is impossible to determine what, if any, liability we will have under Marathon’s counter-claim and we are vigorously pursuing our declaratory judgment filing and defending against Marathon’s counter-claim. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also named certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen did not allege a specific amount of money damages in the lawsuit but asked the court to enforce certain MOU provisions which expired on March 1, 2008, including restrictions on our ability to engage in negotiations related to transactions that would result in a change of control or to enter into mergers, stock sales or other transactions relating to a material part of our business or operations and other insignificant restrictions customary for transactions of a similar nature. Gulf Hydrogen alleged that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. In March 2009, the parties entered into a confidential settlement agreement and the lawsuit was dismissed with prejudice by all parties. This matter did not have a material adverse affect on our business, financial condition, results of operations or cash flows.
          We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     As we believe the potential for an unfavorable outcome regarding one or more of the matters described above is probable, in accordance with SFAS No. 5, “Accounting for Contingencies,” we have accrued a $1.0 million litigation reserve during 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock, par value $0.01 per share, is currently quoted on the Over-the-Counter, or OTC, Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol “SCHI.” The following table contains information about the high and low sales prices per share of our common stock for the last two years. Information about OTC Electronic Bulletin Board bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Quotations on the OTC Electronic Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

2008	High	$21.00	$17.00	$17.25	$17.25
	Low	$14.95	$13.00	$9.00	$8.90

2007	High	$12.75	$26.00	$24.75	$23.00
	Low	$8.55	$10.98	$17.25	$17.00
     The last reported sale price per share of our common stock as reported on the OTC Electronic Bulletin Board on February 17, 2009 was $10.00. As of March 6, 2009, there were 293 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
Dividend Policy
     We have not declared or paid any cash dividends with respect to our common stock since we emerged from bankruptcy in December 2002. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, the ability to pay dividends on our shares of common stock under the indenture for our Secured Notes or under our revolving credit facility is limited. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under our existing debt instruments and other factors deemed relevant by our Board of Directors.
Equity Compensation Plan
     Under our Amended and Restated 2002 Stock Plan, or our Existing 2002 Stock Plan, officers, key employees and consultants, as designated by our Board of Directors or our Compensation Committee, may be issued stock options, stock awards, stock appreciation rights or stock units. Our Compensation Committee or, in the event that our Compensation Committee is not comprised solely of non-employee directors (as such term is defined in Rule 16b-3(b)(3) of the Exchange Act), our Board, administers our Existing 2002 Stock Plan. Our Existing 2002 Stock Plan may be amended or modified from time to time by our Board of Directors in accordance with its terms. Our Board of Directors or Compensation Committee determines the exercise price of stock options, any applicable vesting provisions and other terms and provisions of each grant in accordance with our Existing 2002 Stock Plan. Options granted under our Existing 2002 Stock Plan become fully exercisable in the event of the optionee’s termination of employment by reason of death, disability or retirement, and may become fully exercisable in the event of a “change of control.” No option may be exercised after the tenth anniversary of the date of grant or the earlier termination of the option. We have reserved 379,747 shares of our common stock for issuance under our Existing 2002 Stock Plan (subject to adjustment). There are currently options to purchase a total of 347,500 shares of our common stock outstanding under our Existing 2002 Stock Plan, at an exercise price of $31.60, and an additional 16,414 shares of common stock available for issuance under our Existing 2002 Stock Plan.
     On December 5, 2008, our Board and the Compensation Committee of our Board adopted our Second Amended and Restated 2002 Stock Plan, or our Restated 2002 Stock Plan, subject to stockholder approval, to:
•	increase the number of shares of our common stock available for issuance by 1,000,000 shares;

•	increase the maximum number of shares of our common stock with respect to which benefits may be granted or measured to any participant by 1,000,000 shares;
•	include additional business criteria on which performance based-awards granted under the plan will be based;

•	provide guidance as to how such business criteria shall be applied;

•	extend the duration of the plan from December 12, 2012 to December 31, 2018;

•	provide that no amendment of the plan may be made without the approval of our stockholders if, among other things, such amendment will increase the aggregate number of shares of our common stock that may be delivered through stock options under the plan and approval by our stockholders is necessary to comply with any applicable tax or regulatory requirements; and

•	make such other non-material changes as it deemed appropriate.
The effectiveness of our Restated 2002 Stock Plan is subject to the approval of our stockholders.
     The following table provides information regarding securities authorized for issuance under our Existing 2002 Stock Plan as of December 31, 2008:

Number of
securities
remaining available
for future issuance
under equity
		Weighted-average	compensation plans
	Number of securities to	exercise price of	(excluding
	be issued upon exercise	outstanding	securities
	of outstanding options,	options, warrants	reflected in first
Plan Category	warrants and rights	and rights	column

Equity compensation plans approved by security holders (1)	347,500	$31.60	16,414
Equity compensation plans not approved by security holders	—	—	—
Total	347,500	$31.60	16,414

(1)	Our Existing 2002 Stock Plan was authorized and established under our Plan of Reorganization, which became effective on December 19, 2002. Our Plan of Reorganization provided that, without any further act or authorization, confirmation of our Plan of Reorganization and entry of the confirmation order was deemed to satisfy all applicable federal and state law requirements and all listing standards of any securities exchange for approval by the board of directors or the stockholders of our Existing 2002 Stock Plan. No additional stockholder approval of our Existing 2002 Stock Plan has been obtained.
Performance Graph
     The following performance graph compares our cumulative total stockholder return on shares of our common stock for a five-year period with the cumulative total return of the Standard & Poor’s 500 Stock Index, or the S & P 500 Index, and the Standard & Poor’s Diversified Chemicals Index, or the S & P Chemicals Index. The graph assumes the investment of $100 on December 31, 2003 in shares of our common stock, the S & P 500 Index and the S & P Chemicals Index and the reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sterling Chemicals Inc., The S&P 500 Index
And The S&P Diversified Chemicals Index

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Item 6. Selected Financial Data
     The following table sets forth selected financial data with respect to our consolidated financial condition and results of operations and should be read in conjunction with our historical consolidated financial statements and related notes, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and Supplementary Data included in Item 8 of this Form 10-K.

	Year ended	Year ended	Year ended	Year ended	Year ended
	December	December	December	December	December
	31, 2008	31, 2007	31, 2006	31, 2005	31, 2004
	(In Thousands, Except Per Share Data)
Operating Data:
Revenues	$161,452	$129,813	$141,259	$128,098	$125,624
Gross profit	30,298	13,382	13,846	7,844	10,886
Loss from continuing operations	(102)	(7,713)	(2,194)	(5,856)	(42,212)
Loss from discontinued operations(1) (2)	(8,262)	(11,215)	(103,465)	(23,712)	(20,432)

Per Share Data:
Net loss from continuing operations attributable to common stockholders	(6.31)	(8.93)	(4.94)	(8.08)	(19.85)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December	December	December	December	December
	31, 2008	31, 2007	31, 2006	31, 2005	31, 2004
	(In Thousands, Except Per Share Data)
Net loss attributable to common stockholders	$(9.23)	$(12.90)	$(41.52)	$(16.46)	$(27.08)
Cash dividends	—	—	—	—	—
Ratio of earnings to fixed charges(3)	—	—	—	—	—

Balance Sheet Data:
Working capital(4)	$144,930	$166,264	$99,110	$208,179	$248,166
Total assets	261,946	306,444	245,823	386,594	473,553
Long-term debt	150,000	150,000	100,579	100,579	100,579
Redeemable preferred stock(5)	117,607	99,866	82,316	70,542	53,559
Stockholders’ equity (deficiency in assets)(6)	(141,525)	(74,087)	(48,575)	58,045	107,813

(1)	During 2007 we announced that we were exiting the styrene business. During 2006, we recorded a $127.7 million impairment charge to our styrene assets and a related deferred tax benefit of $45 million. This tax benefit was offset by deferred tax expense of $28 million in connection with the recording of a valuation allowance against our deferred tax assets. During 2004, we recorded a $48.5 million goodwill impairment charge. Also during 2004, we recorded a pension curtailment gain of $13 million.

(2)	During 2005, we announced that we were exiting the acrylonitrile business and related derivatives operations. During 2004, we recorded a $22 million pre-tax impairment charge related to our acrylonitrile long-lived assets.

(3)	Additional pre-tax earnings needed to achieve a 1:1 ratio for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were $0.2 million, $11.8 million, $2.6 million, $8.8 million and $42.3 million, respectively.

(4)	Working capital as of December 31, 2008, 2007, 2006, 2005 and 2004 includes net assets (liabilities) of discontinued operations of $(12.3) million, $60.2 million, $88.3 million, $181.6 million and $290.1 million, respectively.

(5)	Our Series A Convertible Preferred Stock is not currently redeemable or probable of redemption. If our Series A Convertible Preferred Stock had been redeemed as of December 31, 2008, the redemption amount would have been approximately $61.7 million. The liquidation value of the outstanding shares of our Series A Convertible Preferred Stock as of December 31, 2008 was $77.3 million.

(6)	The balance as of December 31, 2006 includes a change in stockholders’ equity (deficiency in assets) of $6.8 million (net of tax) due to the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business
     We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. We currently operate in two segments: acetic acid and plasticizers. Each segment has a single customer.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. All of our acetic acid is produced under our Acetic Acid Production Agreement with BP Chemicals that extends to 2031, subject to an early termination right that may be exercised by BP Chemicals as of December 31, 2026. We sell all of our acetic acid production to BP Chemicals under our Acetic Acid Production Agreement and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production (other than specified indirect costs). Prior to August 2006, BP Chemicals also paid us a set monthly amount. Pursuant to the terms of our Acetic Acid Production Agreement, beginning in August 2006, the portion of the profits we receive from the sales of acetic acid produced at our plant increased and BP Chemicals was no longer required to pay us this set monthly amount. However, this change in payment structure did not affect BP Chemicals’ obligation to reimburse us for all of our fixed and variable costs of production. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals. Initially, we pay for 100% of the capital expenditures related to our acetic acid business and we then invoice BP Chemicals for its portion. The net amount that is not reimbursed by BP Chemicals represents our basis in the property, plant and equipment related to our acetic acid business, which is capitalized and depreciated over its useful life.
     We own and operate one of the lowest cost acetic acid facilities in the world. Our acetic acid facility utilizes BP Chemicals’ proprietary “Cativa” carbonylation technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. Acetic acid production has two major raw material requirements — methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of our requirements for carbon monoxide are supplied by Praxair from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City facility.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to our Plasticizers Production Agreement. Our Plasticizers Production Agreement extends until 2013, subject to some limited early termination rights held by BASF that begin in 2010. Under our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets all of the plasticizers that we produce, makes certain fixed quarterly payments to us while reimbursing us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Our Plasticizers Production Agreement was amended in May 2008 after BASF nominated zero pounds of PA under the prior version of the agreement due to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
     Our Texas City facility is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes.
     Our rated annual production capacity is among the highest in North America for acetic acid. As of December 31, 2008, our annual production capacity was 1.1 billion pounds, which represents 17% of total North American capacity, and in terms of production capacity, makes our acetic acid facility the third largest in North America. During a maintenance turnaround scheduled for mid-2009, we and BP Chemicals intend to implement an incremental expansion of our acetic acid plant to 1.2 billion pounds per year.

     Our petrochemicals products are generally sold to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world.
     Acetic Acid. The North American acetic acid industry has enjoyed a long period of sustained domestic demand growth as well as substantial export demand. This has led to North American industry utilization rates above 85% over the last six years. Although recent slowdowns in the housing and automotive sectors have caused reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America in the short-term, Tecnon currently projects acetic acid utilization rates to increase to over 98% by 2013. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important features. There are only four large producers of acetic acid in North America and historically these producers have made capacity additions in a disciplined and incremental manner, primarily using small expansion projects or exploiting debottlenecking opportunities. In addition, the leading technology required to manufacture acetic acid is controlled by two global companies, which provides these companies with influence over the pace of new capacity additions through the licensing or development of such additional capacity. We believe the limited availability of this technology also creates a significant barrier to entry into the acetic acid industry by potential competitors.
     Global production capacity of acetic acid as of December 31, 2008 was approximately 24 billion pounds per year, with current North American production capacity at approximately seven billion pounds per year. The North American acetic acid market is mature and well developed and is dominated by four major producers that account for approximately 94% of the acetic acid production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 40% of global demand. Although the recent slowdowns in the housing and automotive markets are causing reduced demand for vinyl acetate monomer globally in the short-term, annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010,. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
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
     In 1986, we entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals, which has since been amended several times, most recently on August 20, 2008, when we entered into an amendment and restatement of our Acetic Acid Production, or our Restated Acetic Acid Production Agreement, that was retroactive to January 1, 2008. Our Restated Acetic Acid Production Agreement amends and restates the prior version of our Acetic Acid Production Agreement, or our Old Acetic Acid Production Agreement, with BP Chemicals.
     The primary differences between our Restated Acetic Acid Production Agreement and our Old Acetic Acid Production Agreement are:
•	the term of our Acetic Acid Production Agreement was extended from July 31, 2016 until December 31, 2031, subject to an early termination right that may be exercised by BP Chemicals as of December 31, 2026;

•	after an adjustment period during 2008, BP Chemicals pays us estimated profit sharing payments quarterly, rather than the set quarterly advancement provided in our Old Acetic Acid Production Agreement that resulted in large true-ups for profit sharing payments at the end of each year;

•	the ability of BP Chemicals to unilaterally shut down our acetic acid plant under our Old Acetic Acid Production Agreement was removed;

•	we have the right to produce and sell acetic acid for our own account if BP Chemicals’ purchases fall below specified levels for an extended period of time for reasons other than our production issues;

•	some indirect expenses for both parties were excluded from the reimbursement and profit sharing provisions,with each party entitled to retain for its own account any costs savings realized in those areas but also solely responsible for any increases in those costs; and

•	after the expiration or termination of our Acetic Acid Production Agreement:
—	at our request, BP Chemicals must continue to supply us with catalyst if it is still in the catalyst supply business;

—	we pay BP Chemicals for undepreciated capital only if the expiration or termination is caused by us; and

—	if our acetic acid plant is permanently shut down shortly thereafter, BP Chemicals is required to pay a portion of any shut down expenses and a share of our residual fixed costs for the following five years (unless the expiration or termination is caused by us).
     Concurrently with the execution of our Restated Acetic Acid Production Agreement, we and BP Chemicals also entered into a Settlement Agreement which resolved the previous dispute between us and BP Chemicals over credits for blend gas. Under the Settlement Agreement, each of the parties released all known claims against each other related to our acetic acid relationship that pertained to periods prior to January 1, 2008, BP Chemicals paid us $3.3 million in August 2008 and we retained all previous amounts received from BP Chemicals related to blend gas credits. As a result, we recognized $6.5 million of revenue during the third quarter of 2008.
     Plasticizers. Historically, we produced ethylene-based linear plasticizers, which typically receive a premium over competing branched propylene-based products for customers that require enhanced performance properties. Although we are not exposed to fluctuations in costs or market conditions due to the contract terms in our Plasticizers Production Agreement with BASF, the markets for competing plasticizers can be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other, or by the introduction of new products. The raw materials for linear plasticizers are a product known as linear alpha-olefins. Over the last few years, the price of linear alpha-olefins has increased sharply as supply has declined, which has caused many consumers to switch to lower cost branched products, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications over the long-term. As a result, we modified our plasticizers facilities during the third quarter of 2006 to produce lower cost branched plasticizers products.
     Since 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which has been amended several times. Under our Plasticizers Production Agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective January 1, 2006, we amended our Plasticizers Production Agreement to extend the term of the agreement until 2013, subject to some limited early termination rights held by BASF beginning in 2010, increase the quarterly payments made to us by BASF and eliminate our participation in the profits and losses realized by BASF in connection with the sale of the plasticizers we produce. Additionally, on April 28, 2006, BASF notified us that it was exercising its right under the amended production agreement to terminate its future obligations with respect to the operation of our oxo-alcohols production unit effective July 31, 2006.
     On May 27, 2008, we amended and restated our Plasticizers Production Agreement, or our Restated Plasticizers Production Agreement, with an effective date of April 1, 2008. Our Restated Plasticizers Production Agreement amended the prior version of our Plasticizers Production Agreement, or our Old Plasticizers Production Agreement. Our Restated Plasticizers Production Agreement was entered into in connection with BASF’s nomination of zero pounds of PA under our Old Plasticizers Production Agreement in response to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
     Our Restated Plasticizers Production Agreement relieves BASF of most of its obligations under our Old Plasticizers Production Agreement related to our PA manufacturing unit. BASF’s obligations under our Old Plasticizers Production Agreement related to our esters manufacturing unit were not affected by our Restated Plasticizers Production Agreement and are continuing in accordance with the same terms as existed under our Old Plasticizers Production Agreement. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF paid us an aggregate amount of approximately $3.2 million. However, we are obligated to refund 75% of this amount if we restarted our PA manufacturing unit before January 1, 2009, 50% of this amount if we restart our PA manufacturing unit during 2009 and 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million payment from BASF was made in exchange for the termination of BASF’s obligations under our Old Plasticizers Production

Agreement with respect to the operation of our PA manufacturing unit and, consequently, will be recognized using the straight-line method over the restricted period of April 1, 2008 through December 31, 2010 under our Restated Plasticizers Production Agreement. In addition, during the first half of 2008, BASF paid us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit have been incurred and expensed, and the $3.7 million in cost reimbursements were recognized as revenue in the first half of 2008.
     The quarterly fixed periodic payments under our Old Plasticizers Production Agreement with respect to the operation of our PA and esters manufacturing units were not changed under our Restated Plasticizers Production Agreement. However, these quarterly fixed periodic payments are now solely related to the operation of our esters manufacturing unit. In addition, under our Restated Plasticizers Production Agreement, (i) the methods for calculating payments required to be made by BASF for achieving reductions in direct fixed and variable costs and (ii) BASF’s right to terminate our Plasticizers Production Agreement in the event that direct fixed and variable costs exceed a specified threshold (unless we elect to cap BASF’s reimbursement obligations) were both modified to exclude costs savings and direct fixed and variable costs pertaining to our PA manufacturing unit. Finally, our Restated Plasticizers Production Agreement removed all restrictions or rights BASF formerly had with respect to our use or disposition of the PA manufacturing unit, including a limited purchase right, the right to request capacity increases and consultation rights regarding future capital expenditures with respect to our PA manufacturing unit.
     We lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, which constructed a cogeneration facility on that land. The cogeneration facility was initially shut down in May 2007 due to the uncertain future of our styrene unit and has remained idle since that time in order to conduct an assessment of whether the future needs for the cogeneration facility justified incurring the major maintenance costs required to restart the facility. As our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy amended the Joint Venture Agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, to extend its term until June 30, 2009 and to address several matters related to the sale of the cogeneration facility, the distribution of S&L Cogeneration Company’s assets and the termination and winding-up of the joint venture. Under the amended Joint Venture Agreement, we received distributions from S&L Cogeneration Company of $5.0 million on August 15, 2008 and one-half of the Mass Emissions Cap and Trade NOx Allowances attributed to the operation of the cogeneration facility. In October 2008, the Board of Managers of S&L Cogeneration Company accepted a bid for the cogeneration facility assets and we received a $1.0 million distribution in December 2008 from S&L Cogeneration Company for the sale of those assets. As of December 31, 2008, our investment in S&L Cogeneration Company is approximately $0.6 million and we expect to receive approximately $0.6 million from S&L Cogeneration Company upon termination of the joint venture by June 30, 2009. Therefore we do not believe our investment in S&L Cogeneration Company was impaired as of December 31, 2008.
     On September 13, 2008, Hurricane Ike struck the Texas Gulf Coast very near our Texas City facility. Our Texas City facility was shut down and secured prior to landfall and did not sustain any significant structural damage, although we did sustain some minor damage to three of our barge docks. Our Texas City facility lost all power and ancillary utilities during the storm, including our steam boilers. The resulting production outage lasted approximately 15 days, with our Texas City facility returning to normal operating levels on September 28, 2008. The losses we incurred from Hurricane Ike during 2008 totaled $2.6 million, and we expect to incur additional expenses of $0.2 million in 2009 related to damages caused by Hurricane Ike. Our estimated total loss from Hurricane Ike of $2.8 million is expected to be less than the deductibles under our insurance policies and, as such, we do not expect to recover any of these losses under our insurance policies.
Discontinued Operations
     Prior to December 3, 2007, we manufactured styrene monomer. Styrene is a commodity chemical used to produce intermediate products such as polystyrene, expandable polystyrene resins and ABS plastics, which are used in a wide variety of products such as household goods, foam cups and containers, disposable food service items, toys, packaging and other consumer and industrial products. Over the last five years, we had generated approximately $31 million of cumulative negative cash flows from our styrene operations, and we anticipated negative cash flows from our styrene operations for the foreseeable future. Due to the current and future expected market conditions for styrene, we explored several possible strategic transactions involving our styrene business and, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, and in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     We sold substantially all remaining styrene inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008 and the associated costs incurred for 2007 and 2008 were $0.7 million and $18.9 million, respectively. In 2009, we expect to disconnect our styrene facility at an estimated cost of $0.7 million. There are no requirements which will force us to dismantle our styrene facility other than our own strategic plans. Therefore we believe the styrene facility will not be dismantled until 2010 or later. We believe the cost of dismantling will be minimal due to the scrap value we can receive from the equipment being dismantled. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized and paid $1.4 million of severance costs in 2008. Additionally, as a result of the work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in 2008.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.
Results of Operations
     The following table sets forth revenues, gross profit and loss from continuing operations for 2008, 2007, and 2006:

	Year ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Revenues	$161,452	$129,813	$141,259
Gross profit	30,298	13,382	13,846
Loss from continuing operations :	(102)	(7,713)	(2,194)
Comparison of 2008 to 2007
Revenues and loss from continuing operations
     Our revenues were $161.5 million in 2008, an increase of 24% over the $129.8 million in revenues we recorded in 2007. We had a net loss from continuing operations of $0.1 million in 2008, compared to a net loss from continuing operations of $7.7 million in 2007.
     Revenues from our acetic acid operations were $129.5 million in 2008, a 28% increase from the $100.8 million in revenues we recorded from these operations in 2007. This increase in acetic acid revenues for 2008 was primarily due to higher energy costs and increased fixed cost allocations to our acetic acid operating segment of $22.3 million which were reimbursed by BP Chemicals. The increased fixed cost allocations resulted from our exit from the styrene business. Revenues from our acetic acid operations also increased due to the settlement of the blend gas dispute with BP Chemicals which resulted in revenue of $6.5 million being recognized in the third quarter of 2008. Gross profit from our acetic acid operations increased $4.9 million during 2008 compared to the 2007. This increase in gross profit from our acetic acid operations was primarily due to the blend gas settlement discussed above.

     Revenues from our plasticizers operations were $31.0 million in 2008, a 10% increase from the $28.1 million in revenues we recorded from these operations in 2007. This increase in revenues was primarily due to increased cost allocations to our plasticizers operations of $2.0 million resulting from our exit from the styrene business, which were reimbursed by BASF, and $0.9 million due to amortization of the $3.2 million early termination payment received from BASF in the second quarter of 2008 in connection with BASF’s termination of its obligations related to our PA manufacturing unit under our Old Plasticizers Production Agreement. Gross profit from our plasticizers operations increased $3.3 million in 2008. This increase in gross profit resulted primarily from reimbursement by BASF for $1.4 million of cost savings achieved during prior periods that were approved by BASF in the first quarter of 2008 and $0.9 million of amortization discussed above.
     Gross profit was also impacted by the $1.0 million litigation reserve that we recorded during 2008 in cost of goods sold.
Selling, general & administrative expenses
     Our selling, general and administrative expenses were $12.3 million in 2008, compared to $8.7 million in 2007. This increase in expense during 2008 was primarily due to increased legal fees of $2.3 million resulting from the lawsuits described in “Item 3. Legal Proceedings”, increased audit fees of $0.3 million resulting from our Form S-4 filing and increased consulting fees of $0.6 million due to strategic initiatives being considered in 2008. A portion of the legal fees incurred in 2008 were or are expected to be reimbursed by insurance proceeds described below in “Other (income) expense.”
Impairment of long-lived assets
     As a result of the entry into our Restated Plasticizers Production Agreement and the shutdown of our PA unit, our management determined that a triggering event had occurred, as defined in SFAS No. 144, and therefore, during the second quarter of 2008, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in the second quarter of 2008.
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
Other (income) expense
     Other income was $2.0 million in 2008 versus $0.8 million of expense in 2007. In 2008, we recorded $2.1 million of insurance proceeds in other income for reimbursement of legal fees incurred in excess of our deductibles under our various insurance policies. In 2007, we recorded other expense of $0.8 million for the write-down of our cost-method investment in an e-commerce commodity trading business to its then fair value of less than $0.2 million after receiving notice of a distribution pursuant to the pending sale of the business.
Interest income
     Interest income was $4.4 million in 2008 and $1.6 million in 2007. The increase during 2008 was due to higher average daily cash balances in 2008 compared to 2007, slightly offset by lower average interest rates in 2008 compared to 2007.

Provision (benefit) for income taxes
     During 2008, our effective tax rate was 41.2% due to a refund of less than $0.1 million in alternative minimum tax. In 2007, our overall effective tax rate of 23% resulted from a decrease in our valuation allowance for other comprehensive income adjustments related to amendments to our benefit plans and a full valuation allowance recorded against our 2007 net loss. We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2008, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2008, our valuation allowance was $52.5 million, an increase of $16.3 million from December 31, 2007. This increase included a valuation allowance adjustment of $14.6 million for losses in other comprehensive income for adjustments to our benefits plans and resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2008.
Loss from discontinued operations, net of tax
     During 2008, net loss from discontinued operations was $8.3 million compared to a net loss of $11.2 million for 2007. Net loss in 2008 was primarily due to $18.9 million of costs incurred in connection with decommissioning our styrene facility, partially offset by $12.4 million of revenue recognized from the NOVA non-compete agreement. Net loss in 2007 was attributable to the closure of our styrene facility in late 2007.
Comparison of 2007 to 2006
Revenues and loss from continuing operations
     Our revenues were $129.8 million in 2007, a decrease of 8% from the $141.3 million in revenues we recorded in 2006. This decrease in revenues resulted primarily from a decrease in plasticizers revenues in 2007 due to the shutdown of our oxo-alcohols facility in 2006, partially offset by a slight increase in acetic acid revenues. We recorded a net loss from continuing operations of $7.7 million in 2007, compared to a net loss of $2.2 million from continuing operations in 2006. This increase in our net loss was primarily due to increased interest and debt related expenses associated with our issuance of $150 million of Secured Notes in 2007.
     Revenues from our acetic acid operations were $100.8 million in 2007, a 4% increase from the $96.7 million in revenues we recorded from these operations in 2006. This increase in acetic acid revenues in 2007 resulted from increased profit sharing revenue and an increase in cost reimbursements received from BP Chemicals. Gross profit from our acetic acid operations decreased $2.5 million during 2007 compared to 2006. This decrease was due to the impact of the blend gas dispute with BP Chemicals discussed in “Item 1. Business — Legal Proceedings” in 2007 and the receipt of a one-time $2.4 million utility cost reimbursement in 2006, partially offset by the $3.4 million favorable impact (year-over-year) of the previously discussed conversion from set payments to higher profit sharing under our Acetic Acid Production Agreement that occurred in August 2006.
     Revenues from our plasticizers operations were $28.1 million in 2007, a 37% decrease from the $44.5 million in revenues we recorded from these operations in 2006. This decrease in revenues in 2007 was primarily due to the permanent shut down of our oxo-alcohols unit in the second half of 2006. Gross profit for our plasticizers operations increased $1.7 million in 2007 primarily due to an increase in cost reimbursements received from BASF, partially offset by decreased revenues discussed above.
Selling, general & administrative expenses
     Our selling, general and administrative expenses were $8.7 million in 2007 and $7.1 million in 2006. This increase in 2007 was largely due to the incurrence of approximately $1 million for professional fees in connection with our transaction with INEOS NOVA.
Other (income) expense
     Other expense was $0.8 million in 2007, compared to other income of $0.7 million for 2006. The decrease in 2007 was due to other expense of $0.8 million for the write-down of our cost-method investment in an e-commerce commodity trading business to its fair value of less than $0.2 million, after receiving notice of a distribution pursuant to the pending sale of the business. The other income of $0.7 million recorded in 2006 represented the proceeds from an insurance claim related to damages caused by a barge incident in 2005.

Interest and debt related expenses
     Our interest expense was $17.3 million in 2007 and $10.7 million in 2006. The increase in 2007 was associated with higher debt levels after our debt refinancing that occurred in the first quarter of 2007.
Interest income
     Our interest income was $1.6 million in 2007 and $0.6 million in 2006. The increase in 2007 was associated with higher cash balances for the latter part of 2007.
Provision (benefit) for income taxes
     During 2007, our effective tax rate was 23% compared to 12% in 2006. Income tax benefit of $5.5 million in 2007 represents a $5.9 million tax benefit offset by $0.4 million of federal alternative minimum tax and less than $0.1 million of state income taxes. Our 2007 effective rate of 23% resulted in a decrease in the valuation allowance for other comprehensive income adjustments related to amendments to our benefit plans and a full valuation allowance recorded against our 2007 net loss. In 2006, our effective rate was impacted by a $28 million increase in our valuation allowance as a result of our analysis of the recoverability of our deferred tax assets at December 31, 2006. We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2007, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2007, our valuation allowance was $36.2 million, an increase of $6.6 million from December 31, 2006, which resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2007.
Loss from discontinued operations, net of tax
     We recorded a net loss from discontinued operations of $11.2 million in 2007, compared to a net loss of $103.5 million from discontinued operations in 2006. The net loss in 2006 was largely attributable to the $127.7 million impairment charge we recorded against our styrene assets in the fourth quarter of 2006, partially offset by a one-time reimbursement of $15 million in 2006 from an insurance claim related to the 2005 fire in our styrene unit.
Liquidity and Capital Resources
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. As of December 31, 2007, our borrowing base exceeded the maximum commitment under our revolving credit facility, making the total credit available under our revolving credit facility $50 million. However, since that time, the monetization of accounts receivable and inventory associated with our exit from the styrene business significantly decreased the borrowing base under our revolving credit facility. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, on June 30, 2008, we reduced our commitment under our revolving credit facility to $25 million. On November 7, 2008, we amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investments of cash and other assets, cash dividends, repurchase of debt and equity securities, modifications to preferred stock terms, affiliate transactions, asset dispositions, and certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment.
     As of December 31, 2008, total credit available under our revolving credit facility was limited to $15.0 million, there were no loans outstanding and we had $3.9 million in letters of credit outstanding, resulting in borrowing availability of $11.1 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $167.2 million at December 31, 2008, an increase of $29.2 million compared to our liquidity at December 31, 2007. This increase was primarily due to the monetization of the working capital from our prior styrene business. As a result of our exit from the styrene business, we expect our future cash flows from operations to be more positive and less volatile than in previous years.
     Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial condition, results of operations or liquidity during 2008. Our cash is invested in highly rated money market funds, which are guaranteed by the US Department of Treasury under its Temporary Guarantee Program for Money Market Funds. We expect to have positive cash flows from continuing operations for the reasonably foreseeable future, and we believe that our cash on hand and cash generated from continuing operations, along with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital, excluding assets and liabilities from discontinued operations, was $157.2 million as of December 31, 2008, an increase of $51.2 million from December 31, 2007. This increase in working capital resulted primarily from the monetization of our styrene discontinued operations working capital.
Cash Flow
     Net cash provided by our operations was $62.4 million in 2008 and $44.3 million in 2007. Net cash used in operations was $14.2 million in 2006. The improvement in net cash flow in 2008 compared to 2007 was primarily driven by monetization of our styrene-related working capital in 2008 after we shut down the styrene facility during the fourth quarter of 2007. The improvement in net cash flow in 2007 compared to 2006 was primarily due to the $60.0 million cash payment received from INEOS NOVA in 2007.
     Net cash flow used in our investing activities was $6.4 million, $6.2 million and $7.3 million in 2008, 2007 and 2006, respectively. Cash flows from investing activities included capital expenditures of $6.4 million, $6.4 million and $11.5 million in 2008, 2007 and 2006, respectively. Additionally, in 2006, cash flows included insurance proceeds of $2.0 million and proceeds from the sale of fixed assets of $3.0 million, offset by $0.7 million of cash used for dismantling our acrylonitrile and derivatives facilities.
     Net cash flow provided by our financing activities was zero for 2008, $41.4 million in 2007 and zero for 2006. The cash flow provided in 2007 was a result of the refinancing of our $100 million in secured notes with $150 million of new Secured Notes.
Capital Expenditures
     Our capital expenditures in continuing operations were $6.6 million in 2008, $3.8 million in 2007 and $4.9 million in 2006, and for discontinued operations were zero, $2.6 million and $6.6 million in 2008, 2007 and 2006, respectively. Capital expenditures are expected to be approximately $11.3 million in 2009. We expect to incur $1.5 million during 2009 for a capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City facility. We also expect to incur $4.7 million during 2009 related to our portion of acetic acid-related projects, including construction of an acetic acid pipeline and other replacement and debottlenecking projects. The remaining $5.1 million is primarily for routine safety, environmental replacement capital and profit improvement projects.
     Our capital expenditures for environmentally related prevention, containment and process improvements were $1.1 million in 2008, $0.5 million in 2007 and $2.0 million in 2006. We anticipate spending approximately $2.1 million on these types of expenditures during 2009.
Pensions
     Our projected benefit obligation was $121.2 million and $123.2 million as of December 31, 2008 and 2007, respectively. The decrease in the projected benefit obligation was due to an actuarial gain of $1.6 million and benefit payments of $8.5 million, offset by interest cost of $7.2 million and curtailment costs of $0.9 million.
Contractual Cash Obligations
     The following table summarizes our significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Less than 1
	year(1)	1-3 years	4-5 years	More than 5 years	Total
	(Dollars in Thousands)

Secured Notes	$—	$—	$—	$150,000	$150,000
Interest payments on debt	15,375	46,125	30,750	3,844	96,094
Operating leases(2)	8,099	24,297	16,198	12,968	61,562
Purchase obligations(3)	27,330	70,797	42,798	34,619	175,544
Pension and other postretirement benefits(4)	1,001	27,111	17,951	11,312	57,375

Total(5) (6)	51,805	168,330	107,697	212,743	$540,575

(1)	Payment obligations under our revolving credit facility are not presented because there were no outstanding borrowings as of December 31, 2008, and interest payments fluctuate depending on the interest rate and outstanding balance under our revolving credit facility at any point in time.

(2)	We have an operating lease with Praxair through July 31, 2016, which requires minimum purchases of carbon monoxide and a fixed facility fee that total $7.8 million annually. In addition, we have an operating lease for our Houston, Texas corporate offices that expires on September 30, 2013, for approximately $0.3 million per year.

(3)	For the purposes of this table, we have considered contractual obligations for the purchase of goods or services as agreements involving more than $1 million that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Most of the purchase obligations identified include variable pricing provisions. We have estimated the future prices of these items, utilizing forward curves where available. The pricing estimated for use in this table is subject to market risk.

(4)	Our future contributions to our pension plans according to minimum funding requirements imposed by laws governing employee benefit plans are expected to be $0.2 million in 2009, $8.3 million in 2010 and $8.2 million for each year beginning with 2011 through 2015. Our pension expense for 2009 is expected to be $4.7 million.

(5)	Our Series A Convertible Preferred Stock is excluded from our contractual cash obligations as it is not currently redeemable or probable of redemption. If our Series A Convertible Preferred Stock had been redeemable as of December 31, 2008, the redemption amount would have been approximately $61.7 million. The liquidation value of our Series A Convertible Preferred Stock as of December 31, 2008 was $77.3 million.

(6)	Unrecognized tax benefits are not included in the table due to the high degree of uncertainty associated with the realization of our net operating loss carryforward.
Critical Accounting Policies, Use of Estimates and Assumptions
     A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. The following accounting policies are the ones we believe are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments.
Revenue Recognition
     We produce acetic acid and plasticizers and recognize revenues (and the related costs) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is reasonably assured.
     Acetic Acid. Pursuant to our Acetic Acid Production Agreement, all of our acetic acid is sold to BP Chemicals, who takes delivery, title and risk of loss at the time the acetic acid is produced. BP Chemicals, in turn, markets and sells the acetic acid and pays us a portion of the profits derived from those sales. BP Chemicals reimburses us monthly for 100% of our fixed and variable costs of production (excluding some indirect expenses and direct depreciation associated with machinery and equipment used in the manufacturing of acetic acid) and the revenue associated with the reimbursement of these costs is matched against our costs as they are incurred. We recognize revenue related to the profit sharing component under our Acetic Acid Production Agreement based on quarterly estimates received from BP Chemicals. These estimates are based on the profits from sales of the acetic acid purchased from our acetic acid plant.

     Plasticizers. We generate revenues from our plasticizers operations through our Plasticizers Production Agreement with BASF. BASF purchases all of our plasticizers and takes delivery, title and risk of loss at the time of production. We receive fixed, level quarterly payments which are recognized on a straight-line basis. In addition, BASF reimburses us monthly for our actual fixed and variable costs of production (excluding direct depreciation associated with machinery and equipment used in the manufacturing of plasticizers), and the revenue associated with the reimbursement of these costs is matched against our costs as they are incurred.
     Deferred revenue. Deferred credits are amortized over the life of the contracts which gave rise to them. As of December 31, 2008, in continuing operations, we had a balance in deferred income of approximately $7.3 million, which represents certain payments received from our oxo-alcohol and PA operations, which previously were part of our plasticizers business. These oxo-alcohol and PA payments are being amortized using the straight-line method over the remaining lives of the relevant contracts of five years and two years, respectively. In discontinued operations, as of December 31, 2008, we had a balance in deferred income of approximately $47.8 million pertaining to the NOVA supply agreement discussed above that is being amortized using the straight-line method over the contractual non-compete period of five years, and is reflected in discontinued operations.
Inventories
     Inventories are carried at the lower-of-cost-or-market value. Cost is primarily determined on a first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. For the years ended December 31, 2008, 2007 and 2006, this comparison led to a lower-of-cost-or-market adjustment of $0.4 million, $1.4 million and zero, respectively. The adjustment in 2008, which was included in continuing operations, was due to decreasing ammonia prices in late 2008. The adjustment in 2007, which was included in discontinued operations, was due to decreasing benzene and styrene prices at the end of 2007.
Preferred stock dividends
     We record preferred stock dividends on our Series A Convertible Preferred Stock, or our Series A Preferred Stock, in our consolidated statements of operations based on the estimated fair value of dividends at each dividend accrual date. Our Series A Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Series A Preferred Stock, and is payable in arrears in additional shares of our Series A Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Series A Preferred Stock is $13,793 per share, and each share of our Series A Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our Series A Preferred Stock in our consolidated balance sheets represents the initial fair value at original issuance in 2002 plus the fair value of each of the quarterly dividends paid since issuance. The fair value of our preferred stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represent the greater of the liquidation value of the shares of Series A Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are recorded in our consolidated statements of operations, with an offset to redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital. Assumptions utilized in the Black-Scholes model include:

	2008	2007	2006

Risk-free interest rate	1.6%	3.5%	4.7%
Volatility	63.6%	55.5%	46.2%
Dividend yield	—	—	—
Expected term	5.0	5.0	5.0
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
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. We regularly assess deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2008, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2008, our valuation allowance was $52.5 million, an increase of $16.3 million from December 31, 2007. The increase included a valuation allowance adjustment of $14.6 million due to losses in other comprehensive income for adjustments to our benefits plans and resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2008.
Employee Benefit Plans
     We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements. Accounting guidance applicable to pension plans does not require immediate recognition of the current year effects of a deviation between these assumptions and actual experience. We experienced significant negative pension asset returns in 2008, the result of which will materially increase pension expense for 2009. We expect 2009 pension expense, on a pre-tax basis, to increase by approximately $4.7 million, however, a significant portion will be reimbursed through existing contractual arrangements. This increase in pension expense is primarily due to lower than expected return on assets in 2008 and an increase in the discount rate compared to 2008.
     During the third quarter of 2008, as a result of our work force reduction announced in July 2008, and in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded plan curtailment losses in discontinued operations of $0.9 million for our defined benefit pension plans and $0.3 million for our post-retirement medical plan.
     Effective July 1, 2007, we froze all accruals under our defined benefit pension plan for our hourly employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result, we recorded a pre-tax curtailment gain of $0.1 million in the second quarter of 2007. During the third quarter of 2007, we approved an amendment (to be effective December 31, 2007) to our postretirement medical plan which ended Medicare-supplemental medical and prescription drug coverage for retirees who retired after 1990 and who are Medicare eligible, except for Sterling Fibers, Inc. retirees. This amendment affects the majority of participants currently enrolled in our retiree medical plan who are enrolled in Medicare because they are 65 or over, and was communicated to the participants during the third quarter of 2007. This plan amendment reduced our other postretirement benefit plan liability by $13 million, with a corresponding increase to accumulated other comprehensive income.
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” Costs of turnarounds are expensed as incurred. As expenses for turnarounds can be significant, the impact of expensing turnaround costs as they are incurred can be material for financial reporting periods during which the turnarounds actually occur. Turnaround costs expensed during 2008, 2007 and 2006 that are included in continuing operations were $0.3 million, $0.1 million and $1.4 million, respectively. Turnaround costs expensed during 2008, 2007 and 2006 that are included in discontinued operations are zero, zero and $8.5 million, respectively.

New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of 2008 and determined it had no impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to recognize certain financial assets and liabilities at fair market value, therefore the implementation did not impact our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations, and expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not believe the implementation of SFAS No. 141R will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do not believe the implementation of SFAS No. 160 will have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not believe the implementation of SFAS No. 161 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 was effective on November 15, 2008 and did not have a material impact on our consolidated financial statements.

     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008, and all prior-period earnings per share data presented is required to be adjusted retrospectively. We do not believe the implementation of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.
     In October 2008, the FASB issued FASB Staff Position 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” or FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, or FSP 132R-1. FSP 132R-1 requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132R-1 are intended to provide users of financial statements with a greater understanding of: how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP 132R-1 is effective for the year ending December 31, 2009. We do not believe the implementation of FSP 132R-1 will have a material impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The table below provides information about our market sensitive financial instruments and constitutes a “forward-looking statement.”

								Fair Value
	Expected Maturity Dates							December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
	(Dollars in Thousands)
Liability
Secured Notes	$—	—	—	—	—	150,000	$150,000	$132,000
     The fair value of our Secured Notes is based on broker quotes for private transactions.

     Item 8. Financial Statements and Supplementary Data

INDEX TO HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
Sterling Chemicals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.
     We have audited the accompanying consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, changes in stockholders’ equity (deficiency in assets) and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
     We also have audited the adjustments described in Note 2 to the financial statements that were applied to revise the December 31, 2007 and 2006 financial statements to give effect to presentation of the Company’s styrene operations as discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the December 31, 2007 or 2006 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the December 31, 2007 or 2006 financial statements taken as a whole.
/s/ GRANT THORNTON LLP
Houston, Texas
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.
Houston, Texas:
     We have audited, before the effects of the retrospective adjustments for the discontinued operations of Sterling Chemicals, Inc and subsidiaries’ (the “Company”) styrene operations discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of the Company as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets), and cash flows for the years ended December 31, 2007 and 2006 (the 2007 and 2006 consolidated financial statements before the effects of the retrospective adjustments related to the Company’s styrene operations discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such 2007 and 2006 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations of the Company’s styrene operations discussed in Note 2 to the consolidated financial statements, present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. and subsidiaries as of December 31, 2007 , and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
     We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations related to the Company’s styrene operations discussed in Note 2 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.
     As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006.
/s/ DELOITTE & TOUCHE LLP
Houston, Texas
April 10, 2008

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

	Year Ended December 31,
	2008	2007	2006

Revenues	$161,452	$129,813	$141,259
Cost of goods sold	131,154	116,431	127,413

Gross profit	30,298	13,382	13,846
Selling, general and administrative expenses	12,331	8,679	7,073
Impairment of long-lived assets	7,403	—	—
Interest and debt related expenses	17,175	17,313	10,680
Interest income	(4,408)	(1,607)	(601)
Other (income) expense	(2,030)	839	(724)

Loss from continuing operations before income tax	(173)	(11,842)	(2,582)
Benefit for income taxes	(71)	(4,129)	(388)

Loss from continuing operations	(102)	(7,713)	(2,194)
Loss from discontinued operations, net of tax	(8,262)	(11,215)	(103,465)

Net loss	(8,364)	(18,928)	(105,659)
Preferred stock dividends	17,741	17,550	11,774

Net loss attributable to common stockholders	$(26,105)	$(36,478)	$(117,433)

Loss per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(6.31)	$(8.93)	$(4.94)
Loss from discontinued operations	(2.92)	(3.97)	(36.58)

Net loss per share, basic and diluted	$(9.23)	$(12.90)	$(41.52)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,828,460
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$156,126	$100,183
Accounts receivable, net of allowance of $18 and $39, respectively	22,080	29,157
Inventories, net	5,221	5,044
Prepaid expenses and other current assets	2,704	3,129
Deferred tax asset	—	5,029
Assets of discontinued operations	166	71,754

Total current assets	186,297	214,296
Property, plant and equipment, net	67,811	77,677
Other assets, net	7,838	14,471

Total assets	$261,946	$306,444

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$8,915	$13,715
Accrued liabilities	20,008	22,789
Liabilities of discontinued operations	12,444	11,528

Total current liabilities	41,367	48,032
Long-term debt	150,000	150,000
Deferred tax liability	—	5,029
Deferred credits and other liabilities	59,103	26,168
Long-term liabilities of discontinued operations	35,394	51,436
Commitments and contingencies (Note 9)
Redeemable preferred stock	117,607	99,866
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 20,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	123,740	141,174
Accumulated deficit	(240,906)	(232,542)
Accumulated other comprehensive (loss) income	(24,387)	17,253

Total stockholders’ deficiency in assets	(141,525)	(74,087)

Total liabilities and stockholders’ deficiency in assets	$261,946	$306,444

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
(Amounts in Thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance, December 31, 2005	2,828	$28	$170,311	$(107,955)	$(4,339)	$58,045
Comprehensive loss:
Net loss	—	—	—	(105,659)	—
Other comprehensive loss:
Benefit adjustment, net of tax of $2,249	—	—	—	—	3,903
Comprehensive loss						(101,756)
SFAS 158 adoption, net of tax of $3,719	—	—	—	—	6,756	6,756
Preferred stock dividends	—	—	(11,774)	—	—	(11,774)
Stock-based compensation	—	—	154	—	—	154

Balance, December 31, 2006	2,828	$28	$158,691	$(213,614)	$6,320	$(48,575)

Comprehensive loss:
Net loss	—	—	—	(18,928)	—
Other comprehensive loss:
Benefit adjustment, net of tax of $5,887	—	—	—	—	10,933
Comprehensive loss						(7,995)
Preferred stock dividends	—	—	(17,550)	—	—	(17,550)
Stock-based compensation	—	—	33	—	—	33

Balance, December 31, 2007	2,828	$28	$141,174	$(232,542)	$17,253	$(74,087)

Comprehensive loss:
Net loss	—	—	—	(8,364)	—
Other comprehensive loss:
Benefit adjustment, net of tax of zero	—	—	—	—	(41,640)
Comprehensive loss						(50,004)
Preferred stock dividends	—	—	(17,741)	—	—	(17,741)
Stock-based compensation	—	—	307	—	—	307

Balance, December 31, 2008	2,828	$28	$123,740	$(240,906)	$(24,387)	$(141,525)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:

Net loss	$(8,364)	$(18,928)	$(105,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Blend gas deferred payments	(2,653)	—	—
Bad debt benefit	(5)	(213)	(571)
Benefit plans curtailment loss	1,197	—	—
Depreciation and amortization	9,602	10,908	30,476
Interest amortization	1,347	933	400
Unearned income amortization	(13,036)	(1,064)	—
Impairment of long-lived assets	7,403	4,288	127,653
Lower-of-cost-or-market adjustment	351	1,363	—
Deferred tax benefit	—	—	(8,438)
Gain on disposal of property, plant and equipment	—	(182)	(4,917)
Other	307	1,066	154
Change in assets/liabilities:
Accounts receivable	62,911	(21,630)	(4,514)
Inventories	15,181	39,933	(22,608)
Prepaid expenses and other current assets	425	86	1,673
Other assets	4,897	(2,160)	(2,105)
Accounts payable	(5,083)	(21,933)	(4,140)
Accrued liabilities	(1,865)	18,106	(10,314)
Other liabilities	(10,255)	33,754	(11,298)

Net cash provided by (used in) operating activities	62,360	44,327	(14,208)

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(6,417)	(6,411)	(11,547)
Insurance proceeds relating to property, plant and equipment	—	—	1,960
Cash used for dismantling	—	—	(669)
Net proceeds from the sale of property, plant and equipment	—	182	2,957

Net cash used in investing activities	(6,417)	(6,229)	(7,299)

Cash flows provided by financing activities:
Repayment of Old Secured Notes	—	(100,579)	—
Proceeds from the issuance of Secured Notes	—	150,000	—
Debt issuance costs	—	(8,026)	—

Net cash provided by financing activities	—	41,395	—

Net increase (decrease) in cash and cash equivalents	55,943	79,493	(21,507)
Cash and cash equivalents beginning of year	100,183	20,690	42,197

Cash and cash equivalents end of year	$156,126	$100,183	$20,690

Supplemental disclosures of cash flow information:
Interest paid	$15,849	$13,045	$11,109
Interest income received	4,408	1,607	601
Cash paid for income taxes	313	299	60
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, we produce acetic acid and plasticizers and prior to the shutdown of our styrene operations in December 2007, we also produced styrene. We own all of the real property which comprises our Texas City facility and we own the acetic acid, styrene and plasticizers manufacturing units located at the site. Our Texas City site offers approximately 160 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant site. We also lease a portion of our Texas City site to Praxair Hydrogen Supply, Inc., or Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. As of December 31, 2008, we reported our operations in two segments: acetic acid and plasticizers.
Principles of Consolidation
     The consolidated financial statements include the accounts of our wholly-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investment in S&L Cogeneration Company is accounted for under the equity method. We recognized approximately $1.1 million of income from this investment in 2008.
Cash and Cash Equivalents
     We consider all investments having an initial maturity of three months or less to be cash equivalents. Our cash is invested in highly rated money market funds, which are guaranteed by the US Department of Treasury under its Temporary Guarantee Program for Money Market Funds.
Allowance for Doubtful Accounts
     Accounts receivable is presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectibility, adjust the allowance account accordingly. As of December 31, 2008 and 2007, the allowance for doubtful accounts for continuing operations was less than $0.1 million for both periods and zero for both periods in discontinued operations. Bad debt benefit for continuing operations was less than $0.1 million for 2008 and bad debt expense for continuing operations was less than $0.1 million for 2007 and 2006. Bad debt benefit for discontinued operations was zero, $0.3 million and $0.6 million for 2008, 2007 and 2006, respectively.
Inventories
     Inventories are stated at the lower-of-cost-or-market. Cost is primarily determined on a first-in, first-out basis, except for stores and supplies, which are valued at average cost. The comparison of cost to market value involves estimation of the market value of our products. For the years ended December 31, 2008, 2007 and 2006, a lower-of-cost-or-market adjustment was recorded in continuing operations for $0.4 million, zero and zero and in discontinued operations for zero, $1.4 million, and zero, respectively. The adjustment in 2008 for continuing operations was due to decreasing ammonia prices in late 2008 and the adjustment in 2007 for discontinued operations was due to decreasing benzene and styrene prices from December to January.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. For certain capital projects, our customers reimburse us for a portion of the project cost. For capital expenditures reimbursed by our customers, we treat the reimbursements as a reduction of our cost basis. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized in continuing operations for 2008, 2007 and 2006 was $0.2 million, $0.1 million and $0.3 million, respectively, and for discontinued operations was zero, $0.1 million and $0.5 million for 2008, 2007, and 2006, respectively.
Plant Turnaround Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turnarounds” or “shutdowns.” Costs of turnarounds are expensed as incurred. As expenses for turnarounds can be significant, the impact of expensing the costs of turnarounds can be material for financial reporting periods during which the turnarounds actually occur. Turnaround costs expensed during 2008, 2007 and 2006 for continuing operations were $0.3 million, less than $0.1 million and $1.4 million, respectively and for discontinued operations were zero, zero and $8.5 million during 2008, 2007 and 2006, respectively.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. An impairment is measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, impairment is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows, and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning.
     During the fourth quarter of 2006, we performed an asset impairment analysis on our styrene production unit. This analysis was performed due to contemporaneous industry forecasts, forecasted negative cash flow generated by our styrene business over the succeeding few years and the uncertainty surrounding the ability of the North American styrene industry to successfully restructure. Our management determined that a triggering event, as defined in Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” had occurred and an asset impairment analysis was performed. We analyzed the undiscounted cash flow stream from our styrene business over the next seven years, which represented the remaining book life of our styrene assets, and compared it to the $128 million net book carrying value of our styrene unit and related assets. This analysis showed that the undiscounted projected cash flow stream from our styrene business was less than the net book carrying value of our styrene unit and related assets. As a result, we performed a discounted cash flow analysis and subsequently concluded that our styrene unit and related assets were impaired and should be written down to zero. This write-down caused us to record an impairment of $128 million in discontinued operations in December 2006.
     During the fourth quarter of 2007 in anticipation of the shutdown of our styrene unit, we wrote down all construction in progress that had been capitalized in 2007 pertaining to that unit and the catalyst which we were using in production. This write-down resulted in an impairment expense of $4.3 million which was included in discontinued operations.
     In the second quarter of 2008, as a result of the permanent shutdown of our phthalic anhydride, or PA, manufacturing unit, our management determined that a triggering event, as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had occurred and, as a result, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of the PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June 2008.
     In the third quarter of 2008, our management determined that a triggering event had occurred as a result of the decision to permanently discontinue use and to sell the turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on our turbo generator units and determined the best estimate of fair market value would be the anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008.
Other Assets
     Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of earnings or losses from an investee company is not included in our consolidated balance sheet or consolidated statement of operations. However, any impairment charges related to an investee company would be recognized in our consolidated statement of operations, and if circumstances suggested that the value of that investee company had subsequently recovered, such recovery would not be recorded. At December 31, 2008, we had a cost method investment of $0.5 million included in other assets in our consolidated balance sheet.
Debt Issue Costs
     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $1.3 million, $0.9 million and $0.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2008, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2008, our valuation allowance was $52.5 million, an increase of $16.3 million from December 31, 2007. The increase included a valuation allowance adjustment of $14.6 million due to losses in other comprehensive income for adjustments to our benefits plans and resulted in an overall net deferred tax asset/liability balance of zero as of December 31, 2008.
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
Revenue Recognition
     We produce acetic acid and plasticizers and recognize revenues (and the related costs) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility is reasonably assured.
     Acetic Acid. Pursuant to our Acetic Acid Production Agreement, all of our acetic acid is sold to BP Chemicals, who takes delivery, title and risk of loss at the time the acetic acid is produced. BP Chemicals, in turn, markets and sells the acetic acid and pays us a portion of the profits derived from those sales. BP Chemicals reimburses us monthly for 100% of our fixed and variable costs of production (excluding some indirect expenses and direct depreciation associated with machinery and equipment used in the manufacturing of acetic acid) and the revenue associated with the reimbursement of these costs is matched against our costs as they are incurred. We recognize revenue related to the profit sharing component under our Acetic Acid Production Agreement based on quarterly estimates received from BP Chemicals. These estimates are based on the profits from sales of the acetic acid purchased from our acetic acid plant.
     Plasticizers. We generate revenues from our plasticizers operations through our Plasticizers Production Agreement with BASF. Under our Plasticizers Production Agreement, BASF purchases all of our plasticizers and takes delivery, title, and risk of loss at the time of production and we receive fixed, level quarterly payments which are recognized on a straight-line basis. In addition, BASF reimburses us monthly for our actual fixed and variable costs of production (excluding direct depreciation associated with machinery and equipment used in the manufacturing of plasticizers), and the revenue associated with the reimbursement of these costs is matched against our costs as they are incurred.
     Deferred revenue. Deferred credits are amortized over the life of the contracts which gave rise to them. As of December 31, 2008, in continuing operations, we had a balance in deferred income of approximately $7.3 million which represents certain payments received from the shutdown of our oxo-alcohol and PA operations, which previously were part of our plasticizers business. These oxo-alcohol and PA payments are being amortized using the straight-line method over the remaining lives of the relevant contracts of five years and two years, respectively. In discontinued operations, as of December 31, 2008, we had a balance in deferred income of approximately $47.8 million pertaining to the NOVA supply agreement that is being amortized using the straight-line method over the contractual non-compete period of five years, and is reflected in discontinued operations.
Preferred Stock Dividends
     We record preferred stock dividends on our Series A Convertible Preferred Stock, or our Series A Preferred Stock, in our consolidated statements of operations based on the estimated fair value of dividends at each dividend accrual date. Our Series A Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Series A Preferred Stock, and is payable in arrears in additional shares of our Series A Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Series A Preferred Stock is $13,793 per share, and each share of our Series A Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our Series A Preferred Stock in our consolidated balance sheets represents the cumulative balance of the initial fair value at original issuance in 2002 plus the fair value of each of the quarterly dividends paid since issuance. The fair value of our preferred stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the greater of the liquidation value of the preferred shares being issued or the fair value of the common stock into which the shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are recorded in our consolidated statements of operations, with an offset to redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.
Earnings (Loss) Per Share
     Basic earnings per share, or EPS, is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ending December 31, 2008, 2007 and 2006, we had no dilutive securities outstanding due to all common stock equivalents having an anti-dilutive effect during these periods.
Disclosures about Fair Value of Financial Instruments
     In preparing disclosures about the fair value of financial instruments, we have concluded that the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon broker quotes for private transactions or on the current interest rates available to us for debt with similar terms and remaining maturities.
Accounting Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include impairment considerations, allowance for doubtful accounts, inventory valuation, pension plan assumptions, preferred stock dividend valuation, revenue recognition related to profit sharing accruals, environmental and litigation reserves and provision and valuation allowance for income taxes.
Reclassifications
     We have reclassified certain amounts on the consolidated statements of operations and consolidated statements of cash flows to present interest expense and interest income separately for the years ended December 31, 2007 and 2006. We have also reclassified certain amounts on the consolidated statements of operations for the years ended December 31, 2007 and 2006, and on the consolidated balance sheet as of December 31, 2007, to reflect our discontinued styrene operations with no impact on net loss or stockholders’ equity (deficiency in assets). See Note 2 for more information on discontinued operations.

2. Discontinued Operations
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, obtained clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us from INEOS NOVA in November 2007. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period of time was initially eight years. However, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements, and sold substantially all remaining inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008 and the associated costs incurred for 2007 and 2008 were $0.7 million and $18.9 million, respectively. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized and paid $1.4 million of severance costs in 2008. Additionally, as a result of the work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in 2008.
     In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of these businesses as discontinued operations in our consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of December 31, 2008 and 2007 were as follows:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets of discontinued operations:
Accounts receivable, net	$166	$55,995
Inventories	—	15,709
Other assets	—	50

Total	$166	$71,754

Liabilities of discontinued operations:
Accounts payable	$—	$3,363
Accrued liabilities(1)	12,444	8,165
Deferred credits and other liabilities(1)	35,394	51,436

Total	$47,838	$62,964

(1)	As of December 31, 2008, includes $47.8 million of deferred income for the NOVA supply agreement that is being amortized over the contractual non-complete period of five years using the straight-line method. Accrued liabilities include the current portion of $12.4 million and deferred credits and other liabilities include the long-term portion of $35.4 million.
     Revenues and pre-tax losses from discontinued operations for the years ended December 31, 2008, 2007 and 2006 are presented below (in thousands):

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Revenues	$26,591	$681,513	$524,922
Loss before income taxes	(8,262)	(12,589)	(117,703)

     3. Detail of Certain Balance Sheet Accounts

	December 31,
	2008	2007
	(Dollars in Thousands)
Inventories:
Raw materials	$1,149	$1,048
Stores and supplies (net of obsolescence reserve of $1,380 and $1,472, respectively)	4,072	3,996

	$5,221	$5,044

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	4,824	4,809
Plant and equipment	122,563	121,900
Construction in progress	6,448	2,470
Less: accumulated depreciation	(73,173)	(58,651)

	$67,811	$77,677

Other assets, net:
Investments	$511	$5,483
Debt issuance costs	6,615	7,673
Other	712	1,315

	$7,838	$14,471

Accrued liabilities:
Employee compensation and benefits	$4,885	$6,425
Deferred income	2,965	3,719
Interest payable	4,368	4,036
Property taxes	2,193	3,089
Advances from customers	3,572	3,726
Other	2,025	1,794

	$20,008	$22,789

Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$51,319	$16,067
Deferred income	5,165	7,653
Advances from customers	1,000	1,000
Other	1,619	1,448

	$59,103	$26,168

4. Valuation and Qualifying Accounts
     Below is a summary of valuation and qualifying accounts for the years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006
Continuing Operations
Allowance for doubtful accounts:
Balance at beginning of year	$(39)	$—	$(2)
Add: bad debt (expense) benefit	5	(39)	(13)
Deduct: written-off accounts	16	—	15

Balance at end of year	$(18)	$(39)	$—

Reserve for inventory obsolescence:
Balance at beginning of year	$1,472	$2,149	$2,573
Add: obsolescence accrual	36	163	81
Deduct: disposal of inventory	(128)	(840)	(505)

Balance at end of year	$1,380	$1,472	$2,149

Discontinued Operations
Allowance for doubtful accounts:
Balance at beginning of year	$—	$(367)	$(951)
Add: bad debt (expense) benefit	—	252	584
Deduct: written-off accounts	—	115	—

Balance at end of year	$—	$—	$(367)

5. Long-Term Debt
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
     On November 7, 2008, we amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investments of cash and other assets, cash dividends, repurchase of debt and equity securities, modifications to preferred stock terms, affiliate transactions, asset dispositions and certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in conection with this amendment. As of December 31, 2008, total credit available under our revolving credit facility was limited to $15.0 million, there were no loans outstanding and we had $3.9 million in letters of credit outstanding, resulting in borrowing availability of $11.1 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments of cash and other assets, make capital expenditures, engage in mergers and acquisitions and pay cash dividends. Our revolving credit facility also includes various circumstances and conditions that would, upon their occurrence and subject in certain cases to notice and grace periods, create an event of default thereunder. Our revolving credit facility does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our revolving credit facility.
Debt Maturities
     Our Secured Notes, which had an aggregate principal balance of $150 million outstanding as of December 31, 2008, are due on April 1, 2015.

6. Income Taxes
     A reconciliation of federal statutory income taxes to our effective tax benefit is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Benefit for income taxes at statutory rates	$(60)	$(8,551)	$(42,100)
Non-deductible expenses	19	23	19
State income taxes	—	13	(1,262)
Change in valuation allowance	(24)	3,021	27,621
Other	(6)	(9)	1,096

Effective tax benefit	$(71)	$(5,503)	$(14,626)

     The income tax benefit for continuing operations and discontinued operations is shown below:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Tax benefit – continuing operations	$(71)	$(4,129)	$(388)
Tax benefit – discontinued operations	—	(1,374)	(14,238)

Total tax benefit	$(71)	$(5,503)	$(14,626)

     The income tax benefit is composed of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Current federal	$(71)	$364	$299
Deferred federal	—	(5,887)	(13,685)
Current and deferred state	—	20	(1,240)

Total tax benefit	$(71)	$(5,503)	$(14,626)

     The components of our deferred income tax assets and liabilities are summarized below:

	December 31,
	2008	2007
	(Dollars in Thousands)

Deferred tax assets:

Accrued liabilities	$1,163	$1,496
Accrued postretirement cost	1,048	2,236
Accrued pension cost	14,096	—
Tax loss and credit carry forwards	25,691	26,846
State deferred taxes	185	98
Unearned revenue	23,194	23,656
Other	670	719

Total deferred tax assets	$66,047	$55,051

Deferred tax liabilities:

Property, plant and equipment	$(13,596)	$(17,609)
Accrued liabilities	—	—
Accrued pension cost	—	(1,277)

Subtotal	(13,596)	(18,886)
Less: valuation allowance	(52,451)	(36,165)

Total deferred tax liabilities	(66,047)	(55,051)

Net deferred tax assets	$—	$—

     As of December 31, 2008, we had an available U.S. federal income tax net operating loss, or NOL, of approximately $85.9 million, which expires during the years 2023 through 2028. The State of Texas enacted the revised Texas Franchise Tax effective January 1, 2008. Under the provisions of the Texas Franchise Tax, our existing State of Texas net operating loss carry-forwards, or State NOLs, were converted into state tax temporary credits. As of December 31, 2008, we had state tax temporary credits of $4.6 million and state carry-forward investment tax credits of $0.3 million resulting in a state valuation allowance of $2.7 million. As of December 31, 2007, we had approximately $5.0 million of state tax temporary credits and $0.8 million in carry-forward investment tax credits resulting in a state valuation allowance of approximately $4.0 million. The $1.3 million change in our state valuation allowance was due to expired or utilized state tax credits and current year activity.
     We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2008, we concluded that a valuation allowance was needed against our deferred tax assets for $52.5 million, including a valuation allowance of $14.6 million for losses in other comprehensive income due to adjustments to our benefit plans, resulting in an overall net deferred tax asset/liability balance of zero as of December 31, 2008.
     At January 1, 2007, we had a $3.7 million contingent tax liability relating to certain tax deductions taken in previous tax returns. Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48, we concluded that these deductions do not meet the more likely than not recognition threshold. As such, the deferred tax asset was not recognized and the related contingent tax liability was eliminated at the date of adoption. This had no net impact on our financial statements and there was no cumulative impact on retained earnings. Our accounting policy is to recognize any accrued interest or penalties associated with unrecognized tax benefits as a component of income tax expense. Due to significant net operating losses incurred during the tax periods associated with our uncertain tax positions, no amount for penalties or interest has been recorded in our financial statements. We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. As of December 31, 2008, there were no changes to our uncertain tax positions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance, January 1, 2007	$3,685
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years for
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2007	$3,685

Balance, January 1, 2008	$3,685
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years for
Changes in judgment	18
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2008	$3,703

     We file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the State of Texas. We remain subject to federal examination for tax years ended December 31, 2002 and subsequent years, and we remain subject to examination by the State of Texas for tax years ended December 31, 2004 and subsequent years.

7. Employee Benefits
     We have established the following benefit plans:
Retirement Benefit Plans
     We have non-contributory pension plans which cover our salaried and hourly wage employees who were employed by us on or before June 1, 2004. Under our hourly plan, the benefits are based primarily on years of service and an employee’s pay as of the earlier of the employee’s retirement or July 1, 2007. Under our salaried plan, the benefits are based primarily on years of service and an employee’s pay as of the earlier of the employee’s retirement or January 1, 2005. Our funding policy is consistent with the funding requirements of federal law and regulations.
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

	As of December 31,
	2008	2007
Equities	56%	63%
Bonds	30%	26%
Other	14%	11%

Total	100%	100%

     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

	December 31,
	2008	2007
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$123,165	$126,135
Service cost	—	228
Interest cost	7,188	7,096
Actuarial gain	(1,575)	(2,196)
Curtailment loss (gain)	907	(19)
Benefits paid	(8,518)	(8,079)

Benefit obligation at end of year	$121,167	$123,165

	December 31,
	2008	2007
	(Dollars in Thousands)
Change in plan assets:
Fair value at beginning of year	$118,383	$109,654
Actual return on plan assets	(35,247)	10,695
Employer contributions	3,189	6,113
Benefits paid	(8,518)	(8,079)

Fair value at end of year	$77,807	$118,383

Funded status	$(43,360)	$(4,782)

	December 31,
	2008	2007
	(Dollars in Thousands)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(212)	$(163)
Non-current liabilities	(43,148)	(4,619)

Net amount recognized in financial position	$(43,360)	$(4,782)

	December 31,
	2008	2007
	(Dollars in Thousands)
Amount recognized in accumulated other comprehensive (loss) income consists of (pre-tax):
Net (loss) gain	$(38,098)	$3,895

Net amount recognized in accumulated other comprehensive (loss) income(1)	$(38,098)	$3,895

(1)	$3.5 million of actuarial loss in accumulated other comprehensive loss as of December 31, 2008 is expected to be recognized as a component of net pension costs during 2009.

	December 31,
	2008	2007
Weighted-average assumptions to determine benefit obligations:
Discount Rate	6.25%	6.00%
Rates of increase in salary compensation level	—	—
     All plans have projected benefit obligations in excess of plan assets as of December 31, 2008. The total accumulated benefit obligation was $121.2 million and $123.2 million as of December 31, 2008 and 2007, respectively. Estimated contributions for 2009 are expected to be approximately $0.2 million. The expected pension expense for 2009 is $4.7 million.
     Effective July 1, 2007, we froze all accruals under our defined benefit pension plan for our hourly employees, which resulted in a plan curtailment under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” As a result, we recorded a pre-tax curtailment gain of less than $0.1 million in 2007.
     During the third quarter of 2008, as a result of our work force reduction announced in July 2008, and in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded plan curtailment losses in discontinued operations of $0.9 million for our defined benefit pension plans.
     Net periodic pension costs consist of the following components:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Components of net pension costs:
Service cost-benefits earned during the year	$—	$228	$593
Interest on prior year’s projected benefit obligation	7,188	7,096	7,610
Expected return on plan assets	(8,352)	(8,246)	(7,767)
Net amortization of actuarial loss	31	13	13
Curtailment loss (gain)	907	(19)	—

Net pension (benefit) costs	$(226)	$(928)	$449

	December 31,
	2008		2007
	(Dollars in Thousands)
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive (loss) income (pre-tax):
Net (loss) gain	$	(38,098)	$4,645
Amortization of loss		—	13

Total		$(38,098)	$4,658

	December 31,
	2008	2007	2006
Weighted-average assumptions to determine net periodic benefit cost:
Discount Rate	6.00%	5.50%	5.75%
Rates of increase in salary compensation level	—	—	—
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Postretirement Benefits Other Than Pensions
     We provide certain health care benefits and life insurance benefits for retired employees. Substantially all of our employees become eligible for these benefits at early retirement age. We accrue the cost of these benefits during the period in which the employee renders the necessary service.
     Health care benefits are currently provided to employees hired prior to June 1, 2004, who retire from us with ten or more years of credited service. Some of our employees are eligible for postretirement life insurance, depending on their hire date. Postretirement health care benefit plans are contributory. Benefit provisions for most hourly employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred.
     During the third quarter of 2007, we approved an amendment (effective December 31, 2007) to our postretirement medical plan which ended Medicare-supplemental medical and prescription drug coverage for retirees who are Medicare eligible. This amendment affects the majority of participants currently enrolled in our retiree medical plan who are enrolled in Medicare because they are 65 or over and was communicated to the participants during the third quarter of 2007. This plan amendment reduced our other postretirement benefit plan liability by $13 million with a corresponding change to accumulated other comprehensive (loss) income.
     During the third quarter of 2008, as result of our work force reduction announced in July 2008, and in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” we recorded plan curtailment losses in discontinued operations of $0.3 million for our post retirement medical plan.
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Act, was passed. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy through 2010. In 2008, we received a subsidy of $0.1 million under the Act.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	December 31,
	2008	2007
	(Dollars in Thousands)

Change in projected benefit obligation:
Benefit obligation at beginning of year	$11,019	$25,942
Service cost	55	119
Interest cost	575	1,198
Curtailments/plan amendments	290	(13,291)
Actuarial gain	(2,518)	(487)
Benefits paid	(1,277)	(2,462)

Benefit obligation at end of year	$8,144	$11,019

Plan assets	$—	$—

Funded status	$(8,144)	$(11,019)

	December 31,
	2008	2007
	(Dollars in Thousands)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(789)	$(1,294)
Non-current liabilities	(7,355)	(9,725)

Net amount recognized in financial position	$(8,144)	$(11,019)

	December 31,
	2008	2007
	(Dollars in Thousands)
Amounts recognized in accumulated other comprehensive income (loss) consist of (pre-tax):
Net gain (loss)	$391	$(2,128)
Plan amendment/prior service costs	22,686	24,852

Net amount recognized in accumulated other comprehensive income (loss)	$23,077	$22,724

	Year Ended December 31,
	2008	2007

Discount rate used to determine benefit obligations	6.25%	6.00%
     Net periodic plan costs consist of the following components:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Components of net plan costs:
Service cost	$55	$119	$174
Interest cost	575	1,198	1,463
Net amortization:
Actuarial loss	—	1	99
Plan amendment/prior service costs	(2,165)	(1,617)	(1,434)
Curtailment and special termination benefits	—	—	—

Net plan (benefit) costs	$(1,535)	$(299)	$302

Discount rate used to determine periodic cost	6.00%	5.75%	5.75%

	December 31,
	2008	2007
	(Dollars in Thousands)
Changes in benefit obligations recognized in accumulated other comprehensive (loss) income (pre-tax):
Net gain	$2,519	$1,567
Amortization of prior service cost	(2,165)	(1,617)
Plan amendment	—	12,212

Total	$354	$12,162

     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2009. The rate is assumed to decrease gradually to 4.5% by 2016 and remain level thereafter. Estimated contributions for 2009 are expected to be approximately $0.8 million. The expected amortization of amounts included in accumulated other comprehensive income as of December 31, 2008 to net benefit income for 2009 is $2.2 million. Based on plan changes enacted, assumed health care cost trend rates no longer have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in Thousands)

Effect on total of service and interest cost components	$22	$(20)
Effect on post-retirement benefit obligation	358	(321)
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” or SFAS No. 158. SFAS No. 158 requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet. The overfunded or underfunded status is recognized as an asset or liability in the balance sheet with changes occurring during the current year reflected through the comprehensive income portion of equity. SFAS No. 158 also requires the measurement date of the funded status of our defined benefit postretirement plans match the date of our fiscal year-end financial statements, eliminating the use of earlier measurement dates that were previously permissible. We recognized the funded status of our defined benefit postretirement plans in our balance sheet as of December 31, 2006. We also measured the assets and benefit obligations of our defined benefit postretirement plans as of the date of our fiscal year-end statement of financial position. The incremental effect of applying SFAS No. 158 to our employee benefit plans as of December 31, 2006 is summarized below (in thousands):

		Other
	Pension	Postretirement
	Plan	Benefits Plan
Increase (decrease) in liabilities	$87	$(10,562)
Increase (decrease) in accumulated other comprehensive income	(56)	6,812
Increase (decrease) in deferred income tax liabilities	(31)	3,750
Estimated Future Benefits Payable
     We estimate that the future benefits payable over the next ten years under our pension and other post-retirement benefits as of December 31, 2008 are as follows (in thousands):

				Other
	Pensions-	Pensions-	Pensions-	Postretirement
	hourly	salaried	other	Benefits	Total
2009	$3,397	$4,784	$212	$789	$9,182
2010	3,149	4,842	205	828	9,024
2011	3,071	4,937	199	816	9,023
2012	3,062	5,038	193	837	9,130
2013	3,120	5,123	187	825	9,255
2014-2018	16,545	27,022	896	3,928	48,391
Savings and Investment Plan
     Our Eighth Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the plan. A participant may direct up to a maximum of 100% of eligible earnings to the plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. We match 100% of employees’ contributions; to the extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Our expense under this plan was $1.0 million, $1.0 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Bonus Plan and Gain Sharing Plan
     In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan, which has been amended several times since its original adoption, is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. We expensed $1.2 million, $1.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with payments under our Bonus Plan and our Gain Sharing Plan.
Key Employee Protection Plan
     On January 26, 2000, we instituted our Key Employee Protection Plan, which has subsequently been amended several times. We established this plan to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control, and to assure their continued dedication and objectivity during those periods. Our Compensation Committee has designated a select group of management or highly compensated employees as participants under our Key Employee Protection Plan, and has established their respective applicable multipliers and other variables for determining benefits. Our Compensation Committee is also authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant’s participation under the plan with 60 days prior notice if it determines that the participant is no longer one of our key employees.
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
     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. We expensed zero, $0.6 million and zero in 2008, 2007 and 2006, respectively, pursuant to this plan.
Severance Pay Plan
     On March 8, 2001, our Board of Directors approved our Severance Pay Plan, which has subsequently been amended. This plan covers all of our non-unionized employees and was established to help us retain these employees by assuring them that they will receive some compensation in the event that their employment is adversely affected in specified ways. Under our Severance Pay Plan, any participant that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” is entitled to benefits under our Severance Pay Plan. If a participant becomes entitled to benefits under our Severance Pay Plan, we are required to provide the participant with a lump sum cash payment in an amount equivalent to two weeks of such participant’s base salary for each credited year of service, with a maximum payment of one year’s base salary, however, certain salary grades are guaranteed a minimum payment of six month’s base salary without consideration of credited years of service. The amount of this lump sum payment is reduced, however, by the amount of any other separation, severance or termination payments made by us to the participant under any other plan or agreement, including our Key Employee Protection Plan, or pursuant to law.
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
     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. With respect to continuing operations, we recorded zero expense in 2008, 2007 and 2006.
Employment Agreement
     Effective as of May 27, 2008, John V. Genova was appointed as our President and Chief Executive Officer and was elected as a member of our Board of Directors. Mr. Genova’s employment as our President and Chief Executive Officer is governed by an Employment Agreement, or the Employment Agreement, dated effective as of May 27, 2008. The Employment Agreement has a term of three years with automatic one-year extensions each year unless we or he elect to stop the automatic extensions. The Employment Agreement governs Mr. Genova’s base salary, bonus, incentive plan and other employee benefits as well as severance benefits if his employment is terminated in specified ways for specified reasons. In addition, when Mr. Genova signed the Employment Agreement, we granted Mr. Genova options to acquire 120,000 shares of our common stock at an exercise price of $31.60 per share. These options, which were granted under our Existing 2002 Stock Plan, have a ten-year term and will vest and become exercisable in three equal, annual installments, with the first installment vesting and becoming exercisable on May 27, 2009 (subject to Mr. Genova’s continued employment with us on each applicable vesting date).
8. Stock-Based Compensation
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under the plan (subject to adjustment), which has since been amended, or our Existing 2002 Stock Plan. Under our Existing 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 347,500 shares of our common stock outstanding under our Existing 2002 Stock Plan, with a weighted average contractual term of ten years, all at an exercise price of $31.60, and an additional 16,414 shares of common stock available for issuance under our Existing 2002 Stock Plan.
     During the second quarter of 2008, we granted 125,000 stock options at a weighted-average exercise price of $31.60. The fair value of each grant was estimated to be $7.25 on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

2008
Expected life (years)	7.5
Expected volatility	54.3%
Expected dividend yield	—
Risk-free interest rate	3.5%
     On January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS No. 123-Revised 2004, “Share-Based Payments,” or SFAS No. 123(R), using the modified prospective method. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, and superseded Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25. Under SFAS No. 123(R), the cost of employee services received in exchange for a stock-based award is determined based on the grant-date fair value (with exceptions). That cost is then recognized over the period during which the employee is required to provide services in exchange for the award (usually the vesting period).
     On January 1, 2006, using the modified prospective method under SFAS No. 123(R), we began recognizing expense on any unvested awards under our Existing 2002 Stock Plan that were granted prior to that time. Any awards granted under our Existing 2002 Stock Plan after December 31, 2005 are being expensed over the vesting period of the award. The impact to net income and cash flows from operations for our stock based compensation expense was $0.3 million and less than $0.1 million for the years ended December 31, 2008 and 2007, respectively.
     A summary of our stock option activity for the years ended December 31, 2008, 2007 and 2006 is presented below:

	December 31, 2008		December 31, 2007		December 31, 2006
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	245,500	$31.60	278,500	$31.60	278,500	$31.60
Forfeited	(23,000)	31.60	(33,000)	31.60	—	—
Exercised	—	—	—	—	—	—
Granted	125,000	31.60	—	—	—	—

Outstanding at end of year	347,500	$31.60	245,500	$31.60	278,500	$31.60

Options exercisable at end of year	222,500		245,500		269,333

     On December 5, 2008, the Compensation Committee of our Board adopted our Second Amended and Restated 2002 Stock Plan. The effectiveness of our Second Amended and Restated 2002 Stock Plan is subject to the approval of our stockholders. If approved by our stockholders, an additional 1,000,000 shares of our common stock will be available for issuance under our Second Amended and Restated 2002 Stock Plan.
9. Commitments and Contingencies
Product Contracts
     We have certain long-term agreements, which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. Our Acetic Acid Production Agreement provides for cost recovery plus an agreed margin or element of profit based upon market price. See Note 10 for more information.

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
     Our operating expenditures for environmental matters, primarily waste management and compliance, were $15.9 million, $17.8 million and $20.4 million in 2008, 2007 and 2006, respectively. We spent $1.1 million, $0.5 million and $2.0 million for environmentally-related capital projects in 2008, 2007 and 2006, respectively. In 2009, we anticipate spending approximately $2.1 million for capital projects related to waste management, incident prevention and environmental compliance. We do not expect to make any capital expenditures in 2009 related to remediation of environmental conditions.
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
Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, two of the defendants have been dismissed from the case. The plaintiffs are seeking in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. The case is currently in trial, with jury deliberations expected to begin in April. At this time, it is impossible to determine what, if any, liability we will have for this incident and we are vigorously defending the suit. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible, which was met in January 2008. As of December 31, 2008, we have received $0.6 million from our insurance carrier for the reimbursement of amounts exceeding the deductible, and we have accrued an additional $0.3 million for the reimbursement of amounts exceeding the deductible which were incurred during the fourth quarter of 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On August 17, 2006, we initiated an arbitration proceeding against BP Amoco Chemical Company, or BP Chemicals, to resolve a dispute involving the interpretation of provisions of our Acetic Acid Production Agreement with BP Chemicals related to blend gas credits. On August 20, 2008, we and BP Chemicals entered into a Mutual Release and Settlement Agreement, or the Settlement Agreement, which resolved the dispute over the blend gas credits. Under the Settlement Agreement, each of the parties released all known claims against each other related to the acetic acid relationship that pertained to periods prior to January 1, 2008, BP Chemicals paid us $3.3 million on August 26, 2008 and we retained all previous amounts we received from BP Chemicals related to blend gas credits, which resulted in us recording $6.5 million in revenue in the third quarter of 2008. Concurrently with the entry into the Settlement Agreement, we and BP Chemicals entered into our Restated Acetic Acid Production Agreement.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. The plaintiffs have moved for partial summary judgment and for class certification related to their claims for denial of benefits under our retiree medical plans and the defendants are opposing that motion. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas (Case #08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility our demand for off-gas is below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the contract’s undue economic hardship clause and requested that Marathon enter into good faith negotiations to modify the terms of the Off-Gas Purchase Agreement. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of economic hardship provision, and Marathon counter-claimed against us for breach of contract. Significant discovery occurred in connection with this matter during the fourth quarter of 2008 and first quarter of 2009. On February 3, 2009, the parties engaged in an unsuccessful mediation for this case. This matter is scheduled for trial the week of April 13, 2009. At this time, it is impossible to determine what, if any, liability we will have under Marathon’s counter-claim and we are vigorously pursuing our declaratory judgment filing and defending against Marathon’s counter-claim. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding, or MOU, entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. This lawsuit also named certain of our officers, a director and our primary stockholder as defendants. Gulf Hydrogen did not allege a specific amount of money damages in the lawsuit but asked the court to enforce certain MOU provisions which expired on March 1, 2008, including restrictions on our ability to engage in negotiations related to transactions that would result in a change of control or to enter into mergers, stock sales or other transactions relating to a material part of our business or operations and other insignificant restrictions customary for transactions of a similar nature. Gulf Hydrogen alleged that the defendants breached the terms of the MOU and made certain misrepresentations in connection therewith. In March 2009, the parties entered into a confidential settlement agreement and the lawsuit was dismissed with prejudice by all parties. This matter did not have a material adverse affect on our business, financial condition, results of operations or cash flows.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     As we believe the potential for an unfavorable outcome regarding one or more of the matters described above is probable, in accordance with SFAS No. 5, “Accounting for Contingencies,” we have accrued a $1.0 million litigation reserve during 2008.
10. Leasing Arrangements
     Certain of our contractual arrangements with customers and suppliers qualify as leasing arrangements under EITF No. 01-8, “Determining Whether an Arrangement is a Lease,” and SFAS No. 13, “Accounting for Leases.” These leasing arrangements consist principally of our Acetic Acid Production Agreement with BP Chemicals, our Plasticizers Production Agreement with BASF, and a supply agreement with Praxair related to the purchase of hydrogen and carbon monoxide. These agreements are classified as operating leases in accordance with SFAS No. 13, and expire over the next eight to 23 years.
     The following schedule provides an analysis of the net book value of our plant, property and equipment under the operating leases with BP Chemicals and BASF as of December 31, 2008 (in thousands):

Machinery and equipment	$72,859
Other	768
Less: accumulated depreciation	(47,546)

$26,081

     The following is a schedule by year of minimum future rentals on noncancelable operating leases with BP Chemicals and BASF as of December 31, 2008 (in thousands):

Year ending December 31:
2009	$8,075
2010	8,075
2011	8,075
2012	8,075
2013	8,075
Thereafter	12,594

$52,969

     The following schedule shows the composition of revenue derived from the operating leases with BP Chemicals and BASF (in thousands):

	Year ended December 31,
	2008	2007	2006

Minimum rentals	$3,200	$3,200	$3,200
Contingent rentals (1)	28,634	—	—

	$31,834	$3,200	$3,200

(1)	Contingent rentals are primarily based on profit sharing.
     The following is a schedule by year of future minimum rental payments required under the operating lease with Praxair that has a remaining noncancelable lease term in excess of one year as of December 31, 2008 (in thousands):

Year ending December 31:
2009	$7,751
2010	7,751
2011	7,751
2012	7,751
2013	7,751
Thereafter	20,023

$58,778

     The following schedule shows the composition of total rental expense for the operating lease with Praxair (in thousands):

Year ended
December 31,
2008
Minimum rentals	$7,751
Contingent rentals (1)	216

$7,967

(1)	Contingent rentals are based on carbon monoxide purchases in excess of the minimum purchase requirement.

     We have entered into various non-cancelable long-term operating leases. Specifically, future minimum lease commitments for the lease of our corporate offices at December 31, 2008 are as follows: 2009 $0.3 million; 2010 $0.3 million; 2011 $0.3 million; 2012 $0.3 million; 2013 $0.3 million and thereafter zero. Rent expense for our corporate offices was $0.3 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.
11. Operating Segment and Sales Information
     As of December 31, 2008, after considering the effects of discontinued operations, we have reported our operations through two segments: acetic acid and plasticizers. The accounting policies are the same as those described in Note 1. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit (losses) for each of our reportable operating segments are as follows:

	Year Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Revenues:
Acetic acid	$129,506	$100,772	$96,724
Plasticizers	30,997	28,133	44,535
Other	949	908	—

Total	$161,452	$129,813	$141,259

Segment gross profit:
Acetic acid	$28,321	$23,441	$25,976
Plasticizers	4,099	840	(847)
Other(1)	(2,122)	(10,899)	(11,283)

Gross profit:	30,298	13,382	13,846
Selling, general and administrative expenses	12,331	8,679	7,073
Impairment of long-lived assets	7,403	—	—
Interest and debt related expenses	17,175	17,313	10,680
Interest income	(4,408)	(1,607)	(601)
Other expense (income)	(2,030)	839	(724)

Loss from continuing operations before income tax	$(173)	$(11,842)	$(2,582)

Depreciation and amortization expenses:
Acetic acid	$6,209	$5,319	$6,108
Plasticizers	1,724	1,990	4,328
Other(2)	1,669	3,599	20,040

Total	$9,602	$10,908	$30,476

Capital expenditures:
Acetic acid	$3,467	$1,220	$771
Plasticizers	—	—	—
Other-plant infrastructure(3)	2,950	5,191	10,776

Total	$6,417	$6,411	$11,547

	Year Ended December 31
	2008	2007
Total assets:
Acetic acid	$40,050	$53,769
Plasticizers	5,885	13,216
Other(4)	216,011	239,459

Total	$261,946	$306,444

(1)	Gross profit (loss) for Other includes residual, unallocated costs from styrene operations and various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expense of $0.5 million, $2.5 million and $18.1 million for discontinued operations in 2008, 2007 and 2006, respectively.

(3)	Includes capital expenditures of zero, $2.6 million and $6.6 million for discontinued operations in 2008, 2007 and 2006, respectively.

(4)	Components of “Other” are presented in the table below:

	Year Ended December 31
	2008	2007
Total assets:
Corporate:
Cash	$156,126	$100,183
Other	17,989	27,998
Plant infrastructure:
Property, plant and equipment, net	41,730	39,524
Assets of discontinued operations.	166	71,754

Total	$216,011	$239,459

     Sales to major customers constituting 10% or more of total revenues from continuing operations were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Major customers:
BP Chemicals	$129,506	$100,772	$96,724
BASF	30,997	28,132	44,535
     There were no export sales in continuing operations.
12. Financial Instruments
Concentrations of Risk
     We sell our products primarily to two companies involved in the petrochemicals industry. We perform ongoing credit evaluations of our customers and generally do not require collateral for accounts receivable. Historically, our credit losses have been minimal.
     We maintain cash deposits with major banks, which from time to time may exceed federally insured limits. We periodically assess the financial condition of these institutions and believe that the likelihood of any possible loss is minimal.
Fair Value of Financial Instruments
     The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities approximate fair value due to the short maturities of these instruments. As of December 31, 2008 and 2007, the fair value of our Secured Notes was $132.0 million and $152.0 million, respectively, based on broker quotes for private transactions.
13. Capital Stock
     Under our Certificate of Incorporation, we are authorized to issue 20,125,000 shares of capital stock, consisting of 20,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we made our initial issuance of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation, the indenture governing our Secured Notes and our revolving credit facility, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock. Upon the effective date of our Plan of Reorganization, we also issued warrants to purchase, in the aggregate, 949,367 shares of common stock. None of these warrants were exercised prior to their expiration on December 19, 2008.

14. Series A Convertible Preferred Stock
     Under our Certificate of Incorporation, we are authorized to issue 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we authorized 25,000 shares and made an initial issuance of 2,175 shares of our Series A Convertible Preferred Stock, or our Series A Preferred Stock. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. Our Series A Preferred Stock has a cumulative dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Series A Preferred Stock, payable in additional shares of our Series A Preferred Stock in arrears on the first business day of each calendar quarter. As shares of our Series A Preferred Stock are convertible into shares of our common stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of our Series A Preferred Stock, we have issued an additional 3,431.704 shares of our Series A Preferred Stock in dividends (convertible into 3,431,704 shares of our common stock).
     Our Series A Preferred Stock carries a liquidation preference of $13,793 per share, subject to adjustments. We may redeem all or any number of our shares of Series A Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with the Certificate of Designations, Preferences, Rights and Limitations of our Series A Preferred Stock, provided that the current equity value of our capital stock issued in December 2002 exceeds specified levels. The holders of our Series A Preferred Stock may elect to have us redeem all or any of their shares of our Series A Preferred Stock following a specified change of control at a redemption price equal to the greater of:
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
     Given that certain of the redemption features are outside of our control, our Series A Preferred Stock has been reflected in the consolidated balance sheet as temporary equity.
     Our preferred stock dividends are recorded at their fair value, at each dividend accrual date. The fair value of our preferred stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the greater of the liquidation value of the shares of our Series A Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are recorded in our consolidated statements of operations, with an offset to redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital. Assumptions utilized in the Black-Scholes model include:

	2008	2007	2006
Risk-free interest rate	1.6%	3.5%	4.7%
Volatility	63.6%	55.5%	46.2%
Dividend yield	—	—	—
Expected term	5.0	5.0	5.0
     Our Series A Preferred Stock is not currently redeemable or probable of redemption. If our Series A Preferred Stock had been redeemed as of December 31, 2008, the redemption amount would have been approximately $61.7 million. The liquidation value of the outstanding shares of our Series A Preferred Stock as of December 31, 2008 was $77.3 million.
15. Related Party Transactions
     Resurgence Asset Management, L.L.C., or Resurgence, has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of 98.7% of our Series A Preferred Stock and 55.5% of our common stock, representing ownership of 85% of the total voting power of our equity. Each share of our Series A Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Series A Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of Series A Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Series A Preferred Stock. Each dividend paid in additional shares of our Series A Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Series A Preferred Stock dividends were 814.069 shares, 695.874 shares and 594.832 shares during 2008, 2007 and 2006, respectively. Three of our directors, Messrs. Byron Haney, Karl Schwarzfeld and Philip Sivin, are currently employed by Resurgence or its affiliates. In addition, one of our former directors, Steven L. Gidumal, was employed by Resurgence during the period he served as a director on our Board. Pursuant to established policies of Resurgence, all director compensation earned by these directors was paid to Resurgence. During 2008, 2007 and 2006, we paid Resurgence an aggregate amount equal to $201,000, $150,000 and $115,000, respectively, related to director compensation for Messrs. Gidumal, Haney, Schwarzfeld and Sivin, along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors.
16. New Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS No. 157 in the first quarter of 2008 and determined it had no impact on our consolidated financial statements.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159. SFAS No. 159, which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of operations. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to recognize certain financial assets and liabilities at fair market value, therefore the implementation did not impact our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations, and expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We do not believe the implementation of SFAS No. 141R will have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We do not believe the implementation of SFAS No. 160 will have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We do not believe the implementation of SFAS No. 161 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 was effective on November 15, 2008 and did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal periods beginning after December 15, 2008, and all prior-period earnings per share data presented is required to be adjusted retrospectively. We do not believe the implementation of FSP EITF 03-6-1 will have a material impact on our consolidated financial statements.
     In October 2008, the FASB issued FASB Staff Position 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active,” or FSP 157-3. FSP 157-3 clarifies the application of SFAS No. 157 by demonstrating how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.
     In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, or FSP 132R-1. FSP 132R-1 requires enhanced disclosures about the plan assets of our defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP 132R-1 are intended to provide users of financial statements with a greater understanding of: how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and significant concentrations of risk within plan assets. FSP 132R-1 is effective for the year ending December 31, 2009. We do not believe the implementation of FSP 132R-1 will have a material impact on our consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA
(unaudited)

	Three Months Ended,
	March 31	June 30	September 30	December 31

2008
Revenues	$38,199	$47,795	$42,317	$33,141
Gross profit	4,400	9,826	9,127	6,945
Income (loss) from continuing operations	(905)	(4,222)	3,079	1,946
Income (loss) from discontinued operations, net of tax	(6,224)	(1,588)	(1,791)	1,341
Net loss attributable to common stockholders	(11,400)	(10,232)	(3,632)	(841)
Basic and diluted net loss per share	(4.03)	(3.62)	(1.28)	(0.30)

2007
Revenues	$32,715	$34,133	$32,988	$29,977
Gross profit (loss)	5,627	2,804	5,915	(963)
Loss from continuing operations	(56)	(3,947)	(30)	(3,680)
Income (loss) from discontinued operations, net of tax	2,725	4,474	46	(18,462)
Net loss attributable to common stockholders	(380)	(4,450)	(5,118)	(26,530)
Basic and diluted net loss per share	(0.14)	(1.57)	(1.81)	(9.38)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.
     Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of the our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
     Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 11. Executive Compensation
     Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services
     Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2009 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

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
Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 15, 2008).

3.2	—
Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.1	—
Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002 (SEC File Number 000-50132)).

4.2	—
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

4.3	—
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

4.4	—
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

4.5	—
Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

Exhibit
Number		Description of Exhibit

4.6	—
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

10.1	—
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

10.1(a)	—
First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.2	—
Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3	—
Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.4	—
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

10.5*	—
Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.6*	—	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.7*	—	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7(a)*	—	First Amendment to Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.8*	—
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
Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(c) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

Exhibit
Number		Description of Exhibit

10.8(d)*	—
Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(d) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

**10.8(e)*	—	415 Compliance Appendix to Sterling Chemicals, Inc. Eighth Amended and Restated Salaried Employees’ Pension Plan.

10.9*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.9(a)*	—
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

10.10(a)*	—
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
First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.11(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

**10.11(b)	—	415 Compliance Appendix to Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan.

**10.12*	—	Sterling Chemicals, Inc. Eighth Amended and Restated Savings and Investment Plan.

10.13*	—	2009 Bonus Plan (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed January 15, 2009).

10.13(a)*	—	2008 Bonus Plan (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2008).

10.14*	—	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

**10.14 (a)	—	First Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.

**10.14 (b)	—	Sterling Chemicals, Inc. Flexible Spending Account Plan (amended and restated January 1, 2008)

10.15	—
Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.16*	—
Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

+10.17	—
2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.18	—
Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

10.19	—
License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

Exhibit
Number		Description of Exhibit

+10.20	—
Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

10.21*	—
Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated effective as of May 27, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2008).

**12.1	—	Computation of Ratio of Earnings (Losses) to Fixed Charges.

14.1	—
Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	—	Subsidiaries of Sterling Chemicals, Inc.

**23.1	—	Consent of Grant Thornton LLP

**23.2	—	Consent of Deloitte & Touche LLP

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Chief Financial Officer

99.1	—
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

99.3	—	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
By:	/s/ JOHN V. GENOVA
John V. Genova
President, Chief Executive Officer and Director

By:	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer

Date: March 17, 2009
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ JOHN V. GENOVA John V. Genova	President, Chief Executive Officer and Director	March 17, 2009
Principal Financial Officer:
/s/ JOHN R. BEAVER John R. Beaver	Senior Vice President-Finance and Chief Financial Officer	March 17, 2009
Principal Accounting Officer:
/s/ CARLA E. STUCKY Carla E. Stucky	Vice President and Corporate Controller	March 17, 2009
/s/ RICHARD K. CRUMP Richard K. Crump	Director	March 17, 2009
/s/ JOHN W. GILDEA John W. Gildea	Director	March 17, 2009
/s/ BYRON J. HANEY Byron J. Haney	Director	March 17, 2009
/s/ KARL W. SCHWARZFELD Karl W. Schwarzfeld	Director	March 17, 2009
/s/ PHILIP M. SIVIN Philip M. Sivin	Director	March 17, 2009
/s/ DR. PETER TING KAI WU Dr. Peter Ting Kai Wu	Director	March 17, 2009

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—
Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 15, 2008).

3.2	—
Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.1	—
Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002 (SEC File Number 000-50132)).

4.2	—
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

4.3	—
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

4.4	—
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

4.5	—
Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.6	—
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

10.1	—
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

10.1(a)	—
First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

Exhibit
Number		Description of Exhibit

10.2	—
Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3	—
Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.4	—
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

10.5*	—
Sterling Chemicals, Inc. Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.6*	—	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.7*	—	Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.7(a)*	—	First Amendment to Third Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.8*	—
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
Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(c) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.8(d)*	—
Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(d) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

**10.8(e)*	—	415 Compliance Appendix to Sterling Chemicals, Inc. Eighth Amended and Restated Salaried Employees’ Pension Plan.

10.9*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.9(a)*	—
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

Exhibit
Number		Description of Exhibit

10.10(a)*	—
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
First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.11(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

**10.11(b)	—	415 Compliance Appendix to Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan.

**10.12*	—	Sterling Chemicals, Inc. Eighth Amended and Restated Savings and Investment Plan.

10.13*	—	2009 Bonus Plan (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed January 15, 2009).

10.13(a)*	—	2008 Bonus Plan (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2008).

10.14*	—	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

**10.14 (a)	—	First Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.

**10.14 (b)	—	Sterling Chemicals, Inc. Flexible Spending Account Plan (amended and restated January 1, 2008)

10.15	—
Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.16*	—
Form of Indemnity Agreement with each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

+10.17	—
2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.18	—
Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

10.19	—
License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

+10.20	—
Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

10.21*	—
Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated effective as of May 27, 2008 (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2008).

**12.1	—	Computation of Ratio of Earnings (Losses) to Fixed Charges.

14.1	—
Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	—	Subsidiaries of Sterling Chemicals, Inc.

**23.1	—	Consent of Grant Thornton LLP

Exhibit
Number		Description of Exhibit

**23.2	—	Consent of Deloitte & Touche LLP

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Chief Financial Officer

99.1	—
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

99.3	—	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.