Form 10-Q
period 2009-03-31
STERLING CHEMICALS INC
filed 2009-05-15
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of April 30, 2009, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
     Other sections of this Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or our Annual Report, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
Document Summaries
     Descriptions of documents and agreements contained in this Form 10-Q are provided in summary form only, and such summaries are qualified in their entirety by reference to the actual documents and agreements filed as exhibits to our Annual Report, other periodic reports we file with the SEC or this Form 10-Q.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com), at no cost, as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website (or the third-party websites accessible through the various hyperlinks) are not, and shall not be deemed to be, incorporated into this Form 10-Q.

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4T. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 6. Exhibits	24
EX-3.1
EX-10.1
EX-10.3
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
May 15, 2009

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended March 31,
	2009	2008

Revenues	$31,377	$38,258
Cost of goods sold	25,809	33,885

Gross profit	5,568	4,373
Selling, general and administrative expenses	3,883	2,418
Interest and debt related expenses	4,003	4,213
Interest income	(384)	(1,326)
Other income	(1,145)	—

Loss from continuing operations before income tax	(789)	(932)
Benefit for income taxes	(195)	—

Loss from continuing operations	$(594)	$(932)
Income (loss) from discontinued operations, net of tax of $869 and zero	1,622	(6,254)

Net income (loss)	$1,028	$(7,186)
Preferred stock dividends	4,147	4,271

Net loss attributable to common stockholders	$(3,119)	$(11,457)

Income (loss) per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(1.67)	$(1.84)
Income (loss) from discontinued operations, net of tax	0.57	(2.21)

Basic and diluted loss per share	$(1.10)	$(4.05)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$163,065	$156,126
Accounts and other receivables, net of allowance of $18 and $18	17,777	23,163
Inventories, net	5,410	5,221
Prepaid expenses and other current assets	2,017	2,704
Assets of discontinued operations	146	166

Total current assets	188,415	187,380

Property, plant and equipment, net	68,151	67,811
Other assets, net	7,476	7,838

Total assets	$264,042	$263,029

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$10,094	$8,915
Accrued liabilities	21,844	20,008
Liabilities of discontinued operations	12,407	12,444

Total current liabilities	44,345	41,367

Long-term debt	150,000	150,000
Deferred credits and other liabilities	59,111	59,103
Long-term liabilities of discontinued operations	32,297	35,394
Commitments and contingencies (Note 4)
Redeemable preferred stock	121,754	117,607
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 20,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	119,689	123,740
Accumulated deficit	(238,795)	(239,823)
Accumulated other comprehensive loss	(24,387)	(24,387)

Total stockholders’ deficiency in assets	(143,465)	(140,442)

Total liabilities and stockholders’ deficiency in assets	$264,042	$263,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,028	$(7,186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	96	—
Depreciation and amortization	2,245	2,635
Interest amortization	277	279
Unearned income amortization	(3,637)	(2,125)
Gain on disposal of property, plant and equipment	(83)	—
Other	—	10
Change in assets/liabilities:
Accounts and other receivables	5,406	72,321
Inventories	(189)	14,900
Prepaid expenses and other current assets	687	1,102
Other assets	(119)	(164)
Accounts payable	1,240	(4,303)
Accrued liabilities	1,799	(4,905)
Other liabilities	548	(251)

Net cash provided by operating activities	9,298	72,313

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(2,442)	(2,037)
Net proceeds from the sale of property, plant and equipment	83	—

Net cash used in investing activities	(2,359)	(2,037)

Cash flows provided by financing activities:
Net cash provided by financing activities	—	—

Net increase in cash:	6,939	70,276
Cash and cash equivalents — beginning of year	156,126	100,183

Cash and cash equivalents — end of period	$163,065	$170,459

Supplemental disclosures of cash flow information:
Interest paid	$(70)	$(128)
Interest income received	384	1,326
Cash paid for income taxes	—	404
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
Reclassifications and Revisions:
     During the quarter ended March 31, 2009, we determined we had incorrectly accounted for certain utility allocations at our Texas City facility, specifically accounting for the flow of various waters throughout our facility. In accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, we evaluated the materiality of the misstatement from qualitative and quantitative perspectives and concluded that although the misstatement was immaterial to all prior year financial statements, its correction in the current quarter would be material. Therefore, we are revising the condensed consolidated statement of operation and statement of cash flows for the three-month period ended March 31, 2008, and the condensed consolidated balance sheet as of December 31, 2008, to correct the utility allocation misstatement.
     The following table summarizes the effects of the revision on the applicable periods:

	Three Months Ended
	March 31, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Statement of Operations:
Revenues	38,199	38,258
Cost of goods sold	33,799	33,885
Gross profit	4,400	4,373
Loss from continuing operations before income tax	(905)	(932)
Loss from continuing operations	(905)	(932)
Loss from discontinued operations, net of tax	(6,224)	(6,254)
Net loss	(7,129)	(7,186)
Net loss attributable to common stockholders	(11,400)	(11,457)

Loss per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	(1.83)	(1.84)
Loss from discontinued operations, net of tax	(2.20)	(2.21)

Basic and diluted loss per share	(4.03)	(4.05)

Statement of Cash Flows:
Net loss	(7,129)	(7,186)
Change in accounts and other receivables	72,264	72,321

	As of December 31, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Balance Sheet:
Accounts and other receivables, net of allowance	22,080	23,163
Total current assets	186,297	187,380
Total assets	261,946	263,029
Accumulated deficit	(240,906)	(239,823)
Total stockholders’ deficiency in assets	(141,525)	(140,442)
Total liabilities and stockholders’ deficiency in assets	261,946	263,029
In addition to the above, our valuation allowance as of December 31, 2008 decreases from $52.5 million, as previously reported, to $52.0.
2. Discontinued Operations
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, received clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us from INEOS NOVA. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period of time was initially eight years. However, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     We operated our styrene facility through early December 2007 as we completed our production of inventory and exhausted our raw materials and purchase requirements. We sold substantially all of our remaining inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008 and the associated costs incurred for 2007 and 2008 were $0.7 million and $18.9 million, respectively.
     In accordance with Statement of Financial Accounting Standards, or SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of this business as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$146	$166

Liabilities of discontinued operations:
Accrued liabilities (1)	$12,407	$12,444
Deferred credits and other liabilities (1)	32,297	35,394

Total	$44,704	$47,838

(1)	As of March 31, 2009, represents deferred income for the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities include the current portion of $12.4 million and deferred credits and other liabilities include the long-term portion of the deferred income of $32.3 million.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     Revenue and pre-tax losses from discontinued operations for the three-month periods ended March 31, 2009 and March 31, 2008 are presented below:

	Three months ended March 31,
	2009	2008
	(Dollars in Thousands)
Revenues	$3,096	$14,597
Income (loss) before income taxes	2,491	(6,254)
3. Long-Term Debt
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement for the exchange offer to become effective by December 24, 2007, and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of the exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007 and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008, and the exchange offer was closed on September 19, 2008. As a result, the interest rate on our Secured Notes reverted back to the face amount of 10 1/4% per annum when the exchange offer closed. The additional interest incurred from December 25, 2007 through the closing of the exchange offer was approximately $0.5 million and was paid on April 1 and October 1, 2008.
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a borrowing base calculation that is updated monthly and consists of 70% of eligible accounts receivable plus 65% of eligible inventory. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, we reduced our commitment under our revolving credit facility to $25 million on June 30, 2008. On November 7, 2008, we further amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investment of cash and other assets, payment of cash dividends, repurchase of debt and equity securities, modification of preferred stock terms, entry into affiliated transactions, disposition of assets and engagement in certain business activities. We paid the administrative agent under our revolving credit facility an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment.
     As of March 31, 2009, total credit available under our revolving credit facility was limited to $10.1 million, there were no loans outstanding and we had $3.9 million in letters of credit outstanding, resulting in borrowing availability of $6.2 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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
4. Commitments and Contingencies
Product Contracts:
     We have long-term agreements which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. See Note 7 for more information.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     In April 2004, the HGB area was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act. However, in response to a request from the Governor of Texas, the EPA has now reclassified the HGB area as a “severe” non-attainment area, effective October 31, 2008. As a result, the new mandated compliance date for attainment of the 8-hour ozone standard is June 15, 2019. A revised 8-hour SIP to address the HGB area’s “severe” non-attainment designation will now have to be submitted to the EPA by April 10, 2010. The content of the revised 8-hour SIP is unknown at this time making it difficult to predict our final cost of compliance with these regulations. However, given the permanent shutdown of our phthalic anhydride and styrene facilities, we do not anticipate incurring any further cost of compliance in connection with the revised 8-hour SIP.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City facility in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, five of the other defendants were dismissed from the case. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. Closing arguments for this case occurred during the first week of May 2009 and, on May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict for the plaintiffs. At this time, it is impossible to determine whether the plaintiffs will appeal the verdict. We believe that all, or substantially all, of any

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. The parties expect to complete discovery in the next few months. The plaintiffs moved for partial summary judgment and for class certification related to their claims for denial of benefits under our retiree medical plans. The defendants filed a cross-motion for summary judgment on the denial of the benefits claim. The court certified the class of plaintiffs for the denial of benefits claim, but denied both motions for summary judgment and identified issues for trial. Trial for this matter is currently scheduled for September 2009. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas (Case #08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility, our demand for off-gas has been below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the contract’s undue economic hardship clause and requested that Marathon enter into good faith negotiations to modify the terms of the Off-Gas Purchase Agreement. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of the Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of the economic hardship provision, and Marathon counter-claimed against us for breach of contract. Significant discovery has occurred in connection with this matter and, on February 3, 2009, the parties engaged in an unsuccessful mediation for this case. This matter is scheduled for trial in October 2009. At this time, it is not possible to determine what, if any, liability we will have under Marathon’s counter-claim and we are vigorously pursuing our declaratory judgment filing and defending against Marathon’s counter-claim. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On March 4, 2008, Gulf Hydrogen and Energy, L.L.C., or Gulf Hydrogen, filed suit against us in the 212th District Court of Galveston County, Texas (Cause No. 08CV0220) to enforce the provisions of a Memorandum of Understanding entered into between us and Gulf Hydrogen involving the possible sale of our outstanding equity interests to Gulf Hydrogen for approximately $390 million. The parties entered into a confidential settlement agreement in March 2009 and the lawsuit was dismissed with prejudice by all parties. This matter did not have a material adverse affect on our business, financial condition, results of operations or cash flows.
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
     As of December 31, 2008, we had a receivable of $1.3 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and are therefore reimbursable through our insurance carriers. For the quarter ended March 31, 2009, we incurred $1.3 million of legal costs. We received $0.1

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million of payments in the first quarter of 2009 resulting in a balance of $2.5 million as of March 31, 2009, $0.2 million of which was paid in April 2009.
5. Income Taxes
     During the first quarters of 2009 and 2008, we recorded a net tax benefit of $0.2 million and zero, respectively, for income taxes from continuing operations. Due to interim reporting, our continuing operations effective tax rate is 24.76% for the period ending March 31, 2009 compared to an effective tax rate of zero for the period ending March 31, 2008. The allocation of the tax benefit to continuing operations reflects the effect of utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. This resulted in no change to the valuation allowance of $52.0 million. For year end, we expect to have a net effective tax rate of zero.
6. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs (benefits) consisted of the following components:

	Three months ended March 31,
	2009	2008
	(Dollars in Thousands)
Interest cost	$1,828	$1,788
Expected return on plan assets	(1,513)	(2,148)
Amortization	864	2

Net pension cost (benefit)	$1,179	$(358)

     Other postretirement costs (benefits) consisted of the following components:

	Three months ended March 31,
	2009	2008
	(Dollars in Thousands)
Service cost	$11	$3
Interest cost	121	28
Amortization of unrecognized costs	(541)	(106)

Net plan benefit	$(409)	$(75)

7. Operating Segment and Sales Information
     We report our operations through two segments: acetic acid and plasticizers. The critical accounting policies for these operating segments are the same as those disclosed in our Annual Report. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit for each of our reportable operating segments are as follows:

	Three months ended March 31,
	2009	2008
	(Dollars in Thousands)
Revenues:
Acetic acid	$23,838	$28,977
Plasticizers	7,284	9,011
Other	255	270

Total	$31,377	$38,258

Segment gross profit:
Acetic acid	$4,574	$3,944
Plasticizers	1,323	1,908
Other(1)	(329)	(1,479)

Gross profit	5,568	4,373

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31,
	2009	2008
	(Dollars in Thousands)
Selling, general and administrative expenses	3,883	2,418
Interest and debt related expenses	4,003	4,213
Interest income	(384)	(1,326)
Other income	(1,145)	—

Loss from continuing operations before income tax	$(789)	$(932)

Depreciation and amortization expenses:
Acetic acid	$1,643	$1,512
Plasticizers	312	532
Other(2)	290	591

Total	$2,245	$2,635

Capital expenditures:
Acetic acid	$1,455	$800
Plasticizers	—	—
Other—plant infrastructure	987	1,237

Total	$2,442	$2,037

(1)	Gross loss for Other includes various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expense of less than $0.1 million and $0.3 million for discontinued operations for the three months ended March 31, 2009 and 2008, respectively.

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Total assets:
Acetic acid	$33,140	$40,707
Plasticizers	6,425	6,311
Other(3)	224,477	216,011

Total	$264,042	$263,029

(3)	Components of Other are presented in the table below:

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Other:
Corporate:
Cash	$163,065	$156,126
Other	17,895	17,989
Plant infrastructure:
Property, plant and equipment, net	43,371	41,730
Assets of discontinued operations	146	166

Total	$224,477	$216,011

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Sales to major customers constituting 10% or more of total revenues from continuing operations were as follows (there were no export sales):

	Three months ended March 31,
	2009	2008
	(Dollars in Thousands)
Major customers:
BP Chemicals	$23,838	$28,977
BASF Corporation	7,284	9,011
8. New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations, and expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. We implemented SFAS No. 141R effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented SFAS No. 160 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented SFAS No. 161 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. We implemented SFAS No. 162 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” or FSP No. 141(R)-1. FSP No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP No. 141(R)-1 requires the acquirer to recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if, consistent with SFAS No. 5, “Accounting for Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and the amount of the asset or liability can be reasonably estimated. We implemented FSP No. 141(R)-1 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Future Adoption of Accounting Standards:
     In December 2008, the FASB issued FASB Staff Position SFAS No.132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” or FSP No. 132R-1. FSP No. 132R-1 requires enhanced disclosures about the plan assets of defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP No. 132R-1 are intended to provide users of financial statements with a greater understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP No. 132R-1 is effective for the year ending December 31, 2009. We do not believe the implementation of FSP No. 132R-1 will have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. 107-1. FSP No. 107-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP No. 107-1 to have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP Nos. 115-2 and 124-2, which provide new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provide new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP Nos. 115-2 and 124-2 are effective for our quarter ending June 30, 2009. We do not expect the adoption of FSP Nos. 115-2 and 124-2 to have a material impact on our condensed consolidated financial statements.

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
     Although recent slowdowns in the housing and automotive markets are reducing short-term global demand for vinyl acetate monomer, the largest derivative of acetic acid, annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some early termination rights held by BASF that begin in 2010. Under our agreement with BASF, or our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us while reimbursing us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Due to the contract terms in our Plasticizers Production Agreement with BASF, we are not exposed to fluctuations in costs or market conditions. Our Plasticizers Production Agreement was amended in May 2008 after BASF nominated zero pounds of phthalic anhydride, or PA, under the prior version of the agreement due to deteriorating market conditions which ultimately resulted in the closure of our PA unit.
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., which as subsequently assigned to INEOS NOVA, LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.

     We sold substantially all remaining styrene inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008 and the associated costs incurred for 2007 and 2008 were $0.7 million and $18.9 million, respectively. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized and paid $1.4 million of severance costs in 2008. Additionally, as a result of our work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in 2008.
     We own the acetic acid and plasticizers manufacturing units located at our Texas City facility. We lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land. We also lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, who constructed a cogeneration facility on that land. However, as our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy elected to terminate the joint venture and the Joint Venture Agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, was amended to extend its term until June 30, 2009, to address several matters related to the sale of the cogeneration facility, the distribution of S&L Cogeneration Company’s assets and the termination and winding-up of the joint venture. We lease space for our principal offices located in Houston, Texas. We operate in two segments: acetic acid and plasticizers.
Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Revenues and net loss from continuing operations
     Our revenues were $31.4 million for the first quarter of 2009, an 18% decrease from the $38.3 million in revenues we recorded for the first quarter of 2008. We had a net loss from continuing operations of $0.6 million for the first quarter of 2009, compared to a net loss from continuing operations of $0.9 million in the first quarter of 2008.
     Revenues from our acetic acid operations were approximately $23.8 million in the first quarter of 2009, an 18% decrease from the $29.0 million in revenues from these operations in the first quarter of 2008. This decrease in acetic acid revenues in the first quarter of 2009 was primarily due to an approximate $6.0 million decrease in cost reimbursements from BP Chemicals as a result of lower energy costs in the first quarter of 2009 compared to the first quarter of 2008, slightly offset by higher profit sharing revenue of approximately $0.9 million. Gross profit for our acetic acid operations was $4.6 million for the first quarter of 2009 compared to $3.9 million for the first quarter of 2008. The increase in profit sharing revenue and gross profit was primarily due to higher margins on acetic acid sales for the first quarter of 2009 compared to the first quarter of 2008, partially offset by lower sales volumes.
     Revenues from our plasticizers operations were approximately $7.3 million in the first quarter of 2009, a 19% decrease from the $9.0 million in revenues from these operations in the first quarter of 2008. Gross profit from our plasticizers operations was $1.3 million for the first quarter of 2009 compared to $1.9 million for the first quarter of 2008. This decrease in revenues and gross profit is primarily due to a reimbursement by BASF of $1.4 million for cost savings achieved during prior periods that were approved and paid by BASF in the first quarter of 2008.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $3.9 million for the first quarter of 2009 compared to $2.4 million for the first quarter of 2008. This increase in 2009 was primarily due to increased legal fees of $0.8 million resulting from the lawsuits described in Note 4 to the condensed consolidated financial statements included in Item 1 of Part 1 of this report, and $0.3 million of expenses incurred in the first quarter of 2009 for strategic initiatives we are pursuing.
     Other income expense

     We recorded $1.1 million of insurance proceeds in the first quarter of 2009 for reimbursement of legal fees incurred in excess of our deductibles under our various insurance policies. As of March 31, 2009, we have an insurance reimbursement receivable of $2.5 million. There were no such legal fee reimbursements in the first quarter of 2008.
     Interest income
     We recorded $0.4 million of interest income in the first quarter of 2009 compared to $1.3 million in the first quarter of 2008. This decrease was due to lower interest rates earned on our cash investments in 2009 compared to 2008.
     Benefit for income taxes
     During the first quarters of 2009 and 2008, we recorded a net tax benefit of $0.2 million and zero, respectively, for income taxes from continuing operations. Due to interim reporting, our continuing operations effective tax rate is 24.76% for the period ending March 31, 2009 compared to an effective tax rate of zero for the period ending March 31, 2008. The allocation of the tax benefit to continuing operations reflects the effect of utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. This resulted in no change to the valuation allowance of $52.0 million. For year end, we expect to have a net effective tax rate of zero.
     Income (loss) from discontinued operations
     During the first quarter of 2009, net income from discontinued operations was $1.6 million compared to a net loss of $6.3 million for the first quarter of 2008. This improvement was primarily due to costs incurred for decommissioning our styrene facility in 2008 as a result of our exit from the styrene business in late 2007.
Liquidity and Capital Resources
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement for the exchange offer to become effective by December 24, 2007, and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of the exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007, and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008, and the exchange offer was closed on September 19, 2008. As a result, the interest rate on our Secured Notes reverted back to the face amount of 10 1/4% per annum when the exchange offer closed. The additional interest incurred from December 25, 2007 through the closing of the exchange offer was approximately $0.5 million and was paid on April 1 and October 1, 2008.
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, we reduced our commitment under our revolving credit facility to $25 million on June 30, 2008. On November 7, 2008, we further amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investment of cash and other assets, payment of cash dividends, repurchase of debt and equity securities, modification of preferred stock terms, entry into affiliated transactions, disposition of assets and engagement in certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment.
     As of March 31, 2009, total credit available under our revolving credit facility was limited to $10.1 million, there were no loans outstanding and we had $3.9 million in letters of credit outstanding, resulting in borrowing availability of $6.2 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $169.3 million at March 31, 2009, an increase of $2.1 million compared to our liquidity at December 31, 2008. This increase was primarily due to acetic acid profit sharing payments for 2008 received from BP Chemicals during the first quarter of 2009.
     Recent distress in the financial markets has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial condition, results of operations or liquidity during the first quarter of 2009. Our cash is invested in highly rated money market funds, which are guaranteed by the US Department of Treasury under its Temporary Guarantee Program for Money Market Funds. We believe that our cash on hand and cash generated from continuing operations, along with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital was $144.1 million as of March 31, 2009, a decrease of $1.9 million from our working capital of $146.0 million as of December 31, 2008.
Cash Flow
     Net cash provided by operations was $9.3 million for the first three months of 2009, compared to $72.3 million during the first three months of 2008. This decrease in net cash flow provided by operations during the first three months of 2009 was primarily due to the monetization of our styrene working capital of approximately $67.0 million in 2008. Net cash flow used in investing activities increased to $2.4 million during the first three months of 2009, compared to $2.0 million for the first three months of 2008, and such increase was due to increased capital expenditures. There was no cash flow provided by financing activities in either the first three months of 2009 or 2008.
Capital Expenditures
     Our capital expenditures were $2.4 million during the first three months of 2009 compared to $2.0 million during the first three months of 2008. We expect our capital expenditures for the remainder of 2009 to be approximately $10.1 million, including $0.8 million for a capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City facility and $3.3 million for our portion of acetic acid related projects, including construction of an acetic acid pipeline and other replacement and debottlenecking projects. The remaining $6.0 million is primarily for routine safety, environmental, replacement capital and profit improvement projects.
Contractual Cash Obligations
     As of March 31, 2009, there have been no significant changes to the contractual obligations disclosed in our Annual Report.
Critical Accounting Policies, Use of Estimates and Assumptions
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and related notes. Actual results could differ from those estimates. On an ongoing basis, we review our estimates, including those related to the allowance for doubtful accounts, recoverability of long-lived assets, deferred tax asset valuation allowance, litigation, environmental liabilities, pension and post-retirement benefits, preferred stock dividends and various other operating allowances and accruals, based on currently available information. Changes in facts and circumstances may alter such estimates and affect our results of operations and financial position in future periods. There have been no material changes or developments in our evaluation of the accounting estimates or the underlying assumptions or methodologies that we believe to be critical accounting policies disclosed in our Annual Report.
New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations, and expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. We implemented SFAS No. 141R effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented SFAS No. 160 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented SFAS No. 161 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. We implemented SFAS No. 162 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF No. 03-6-1, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings Per Share.” Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and need to be included in the computation of earnings per share pursuant to the two-class method. We implemented FSP EITF No. 03-6-1 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” or FSP No. 141(R)-1. FSP No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP No. 141(R)-1 requires the acquirer to recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if, consistent with SFAS No. 5, “Accounting for Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and the amount of the asset or liability can be reasonably estimated. We implemented FSP No. 141(R)-1 effective January 1, 2009 and it did not have a material impact on our condensed consolidated financial statements.
Future Adoption of Accounting Standards:
     In December 2008, the FASB issued FASB Staff Position SFAS No.132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” or FSP No. 132R-1. FSP No. 132R-1 requires enhanced disclosures about the plan assets of defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP No. 132R-1 are intended to provide users of financial statements with a greater understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP No. 132R-1 is effective for the year ending December 31, 2009. We do not believe the implementation of FSP No. 132R-1 will have a material impact on our consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. 107-1. FSP No. 107-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of FSP No. 107-1 to have a material impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP Nos. 115-2 and 124-2, which provide new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provide new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP Nos. 115-2 and 124-2 are effective for our quarter ending June 30, 2009. We do not expect the adoption of FSP Nos. 115-2 and 124-2 to have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our $150 million of Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of March 31, 2009, the fair value of our Secured Notes was approximately $132.0 million.
Item 4T. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 due to the identification of a control deficiency that represents a material weakness in our internal control over financial reporting. This material weakness resulted from a lack of effective controls over the accounting for utilities at our Texas City facility, specifically accounting for the flow of water throughout our facility. As a result of the identification of this material weakness, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).
     Management is in the process of identifying the actions required to successfully remediate the identified material weakness in our internal controls over financial reporting, which will include supplementing our written policies and procedures to ensure we have a review and approval processes in place between accounting and operational personnel while increasing the level of monitoring controls. We anticipate that the remediation actions will be identified and implemented by the end of the second quarter of 2009.
      Notwithstanding our assessment that our internal controls over financial reporting were not effective and our identification of the above-described material weakness, we believe that our financial statements contained in this report on Form 10-Q for the quarter ended March 31, 2009, accurately present our financial condition, results of operations and cash flows in all material respects.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 4 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

*3.1	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc.

+*10.1	—	Second Amended and Restated 2002 Stock Plan.

+10.2	—	2009 Bonus Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 15, 2009).

+*10.3	—	Sterling Chemicals, Inc. Eighth Amended and Restated Savings and Investment Plan.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Chief Financial Officer.

*	Filed or furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: May 15, 2009	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: May 15, 2009	By	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

*3.1	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc.

+*10.1	—	Second Amended and Restated 2002 Stock Plan.

+10.2	—	2009 Bonus Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed January 15, 2009).

+*10.3	—	Sterling Chemicals, Inc. Eighth Amended and Restated Savings and Investment Plan.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Chief Financial Officer.

*	Filed or furnished herewith

+	Management contract or compensatory plan or arrangement