Form 10-Q
period 2009-06-30
STERLING CHEMICALS INC
filed 2009-08-11
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of July 31, 2009, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	31
Item 6. Exhibits	32
EX-10.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009. These interim financial statements are the responsibility of the Company’s management.
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
GRANT THORNTON LLP
Houston, Texas
August 11, 2009

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$26,941	$47,837	$58,318	$86,095
Cost of goods sold	25,773	38,040	51,582	71,925

Gross profit	1,168	9,797	6,736	14,170
Selling, general and administrative expenses	3,344	3,787	7,227	6,205
Impairment of long-lived assets	—	6,649	—	6,649
Interest and debt related expenses	3,968	4,719	7,971	8,931
Interest income	(212)	(1,107)	(596)	(2,432)
Other income	(1,544)	—	(2,689)	—

Loss from continuing operations before income tax	(4,388)	(4,251)	(5,177)	(5,183)
Benefit for income taxes	(1,022)	—	(1,217)	—

Loss from continuing operations	$(3,366)	$(4,251)	$(3,960)	$(5,183)
Income (loss) from discontinued operations, net of tax of $1,043, zero, $1,912 and zero, respectively	1,928	(1,603)	3,550	(7,857)

Net loss	$(1,438)	$(5,854)	$(410)	$(13,040)
Preferred stock dividends	3,894	4,422	8,041	8,693

Net loss attributable to common stockholders	$(5,332)	$(10,276)	$(8,451)	$(21,733)

Income (loss) per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(2.57)	$(3.06)	$(4.25)	$(4.91)
Income (loss) from discontinued operations, net of tax	0.68	(0.57)	1.26	(2.77)

Basic and diluted loss per share	$(1.89)	$(3.63)	$(2.99)	$(7.68)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$150,786	$156,126
Accounts receivable, net of allowance of $18 and $18, respectively	15,060	23,163
Inventories, net	5,692	5,221
Prepaid expenses and other current assets	1,257	2,704
Assets of discontinued operations	100	166

Total current assets	172,895	187,380

Property, plant and equipment, net	71,073	67,811
Other assets, net	7,232	7,838

Total assets	$251,200	$263,029

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$8,469	$8,915
Accrued liabilities	13,146	20,008
Liabilities of discontinued operations	14,310	12,444

Total current liabilities	35,925	41,367

Long-term debt	150,000	150,000
Deferred credits and other liabilities	59,130	59,103
Long-term liabilities of discontinued operations	29,201	35,394
Commitments and contingencies (Note 4)
Redeemable preferred stock	125,648	117,607
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	115,888	123,740
Accumulated deficit	(240,233)	(239,823)
Accumulated other comprehensive loss	(24,387)	(24,387)

Total stockholders’ deficiency in assets	(148,704)	(140,442)

Total liabilities and stockholders’ deficiency in assets	$251,200	$263,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(410)	$(13,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	189	46
Bad debt expense	—	10
Depreciation and amortization	4,547	5,082
Interest amortization	553	810
Unearned income amortization	(7,274)	(5,744)
Impairment of long-lived assets	—	6,649
Gain on disposal of property, plant and equipment	(305)	—
Other	—	2
Change in assets/liabilities:
Accounts and other receivables	8,169	60,295
Inventories	(471)	15,010
Prepaid expenses and other current assets	1,447	2,620
Other assets	(422)	(126)
Accounts payable	(1,400)	1,846
Accrued liabilities	(4,996)	(6,533)
Other liabilities	1,108	(3,862)

Net cash provided by operating activities	$735	$63,065

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(6,380)	(2,757)
Net proceeds from the sale of property, plant and equipment	305	—

Net cash used in investing activities	(6,075)	(2,757)

Cash flows provided by financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash:	(5,340)	60,308
Cash and cash equivalents — beginning of year	156,126	100,183

Cash and cash equivalents — end of period	$150,786	$160,491

Supplemental disclosures of cash flow information:
Interest paid	$8,358	$8,039
Interest income received	596	2,433
Cash paid for income taxes	—	404
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
Reclassifications and Revisions:
     During the quarter ended March 31, 2009, we determined we had incorrectly accounted for certain utility allocations at our Texas City facility, specifically accounting for the flow of water throughout our facility. In accordance with Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we evaluated the materiality of the misstatement from qualitative and quantitative perspectives and concluded that although the misstatement was immaterial to all prior year financial statements, its correction in the quarter ended March 31, 2009 would be material. Therefore, we are revising the condensed consolidated statement of operation and statement of cash flows for the three and six-month periods ended June 30, 2008, and the condensed consolidated balance sheet as of December 31, 2008, to correct the utility allocation misstatement.
     The following table summarizes the effects of the revision on the applicable periods:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	(Dollars in Thousands)		(Dollars in Thousands)
	Previously		Previously
	Reported	As Revised	Reported	As Revised
Statement of Operations:
Revenues	$47,795	$47,837	$85,995	$86,095
Cost of goods sold	37,969	38,040	71,767	71,925
Gross profit	9,826	9,797	14,228	14,170
Loss from continuing operations before income tax	(4,222)	(4,251)	(5,125)	(5,183)
Loss from continuing operations	(4,222)	(4,251)	(5,125)	(5,183)
Loss from discontinued operations, net of tax of zero	(1,588)	(1,603)	(7,813)	(7,857)
Net loss	(5,810)	(5,854)	(12,938)	(13,040)
Net loss attributable to common stockholders	(10,232)	(10,276)	(21,631)	(21,733)

Loss per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(3.06)	$(3.06)	$(4.89)	$(4.91)
Loss from discontinued operations, net of tax	(0.56)	(0.57)	(2.76)	(2.77)

Basic and diluted loss per share	$(3.62)	$(3.63)	$(7.65)	$(7.68)

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Six Months Ended
	June 30, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Statement of Cash Flows:
Net loss	$(12,938)	$(13,040)
Change in accounts and other receivables	60,193	60,295

	As of December 31, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Balance Sheet:
Accounts and other receivables, net of allowance	$22,080	$23,163
Total current assets	186,297	187,380
Total assets	261,946	263,029
Accumulated deficit	(240,906)	(239,823)
Total stockholders’ deficiency in assets	(141,525)	(140,442)
Total liabilities and stockholders’ deficiency in assets	261,946	263,029
In addition to the above, our valuation allowance as of December 31, 2008 decreased from $52.5 million, as previously reported, to $52.0 million.
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
Subsequent Events
     In accordance with the Statement of Financial Accounting Standards, or SFAS, No. 165, “Subsequent Events,” or SFAS No. 165, we determined there were no subsequent events that should be disclosed or recognized in the financial statements. This evaluation was performed through August 11, 2009, the date of issuance of this Form 10-Q.
2. Discontinued Operations
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, received clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us from INEOS NOVA. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period of time was initially eight years. However, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
     We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements. We sold substantially all of our remaining inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008, and the associated costs incurred for 2008 were $18.9 million.
     In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long Lived Assets,” we have reported the operating results of this business as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$100	$166

Liabilities of discontinued operations:
Accrued liabilities(1)	$14,310	$12,444
Deferred credits and other liabilities(1)	29,201	35,394

Total	$43,511	$47,838

(1)	As of June 30, 2009, represents deferred income for the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities include the current portion of $12.4 million and deferred credits and other liabilities include the long-term portion of the deferred income of $29.2 million.
     Revenue and pre-tax losses from discontinued operations for the three and six-month periods ended June 30, 2009 and 2008 are presented below:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
		(Dollars in Thousands)
Revenues	$3,311	$611	$6,406	$15,208
Income (loss) before income taxes	2,971	(1,603)	5,462	(7,857)
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our fixed assets and certain related assets, including, without limitation, all property, plant and equipment and (ii) on a second priority basis by our other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries, intellectual property, deposit accounts and investment property.
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
     As of June 30, 2009, total credit available under our revolving credit facility was $9.1 million, there were no loans outstanding and we had $3.5 million in letters of credit outstanding, resulting in borrowing availability of $5.6 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
     Our revolving credit facility contains numerous covenants and conditions, including, but not limited to, restrictions on our ability to incur indebtedness, create liens, sell assets, make investments of cash and other assets,

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     On December 13, 2007, the Texas Commission for Environmental Quality, or TCEQ, issued an agreed order requiring us to remove all process wastewater from the North Ditch Holding Pond in order to prevent outfall violations during heavy rain events. This project has been constructed and will be operational prior to September 2, 2009.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard under the Clean Air Act by 2007. The EPA approved this “1-hour” SIP, which required an 80% reduction of NOx emissions and extensive monitoring of emissions of highly reactive VOCs, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria area, or the HGB area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These “Section 185 fees” will be assessed on all NOx and VOC emissions in 2008 and beyond in the HGB area which are in excess of 80% of the baseline year. The method for calculating baseline emissions, as well as other details of the program, has not yet been developed. At the present time, we do not expect to be assessed any fees for our emissions for 2008, primarily due to the reduction in emissions from our Texas City facility following the closure of our styrene facility. The rules for administering this fee system are currently under development, and are expected to become effective in 2010. At the present time, we do not expect to be assessed any fees for our emissions for 2008 or 2009, due to the reduction in emissions from our Texas City facility following the closure of the styrene facility.
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
     To reduce the risk of offsite consequences from unanticipated events, we participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, five of the other defendants were dismissed from the case. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. A hearing on plaintiffs’ motion is currently scheduled for late August 2009. At this time, it is impossible to determine whether the plaintiffs will appeal the verdict. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas
(Case #08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility, our demand for off-gas has been below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the contract’s undue economic hardship clause and requested that Marathon enter into good faith negotiations to modify the terms of the Off-Gas Purchase Agreement. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of the Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of the economic hardship provision, and Marathon counter-claimed against us for breach of contract. This matter is scheduled for trial in February 2010. At this time, it is not possible to determine what, if any, liability we will have under Marathon’s counter-claim, and we are vigorously pursuing our declaratory judgment filing and defending against Marathon’s counter-claim. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
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
     As we believe the potential for an unfavorable outcome regarding one or more of the matters described above is probable, in accordance with SFAS No. 5, “Accounting for Contingencies,” we accrued a $1.0 million litigation reserve during 2008.
     As of December 31, 2008, we had a receivable of $1.3 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and are, therefore, reimbursable through our insurance carriers. For the six months ended June 30, 2009, we incurred $1.9 million of legal costs and received $1.3 million of payments, resulting in a receivable balance of $1.9 million as of June 30, 2009.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
5. Income Taxes
     During the three and six month periods ended June 30, 2009, we recorded a net tax benefit of $1.0 million and $1.2 million, respectively, for income taxes from continuing operations. For each of the three and six month periods ended June 30, 2008, we recorded a net tax expense of zero for income taxes from continuing operations. The net tax benefit in the three and six month periods ended June 30, 2009 was generated as a result of utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. Our continuing operations effective tax rate was 23.5% for the six-month period ended June 30, 2009. For the three and six month periods ended June 30, 2009, there was no change in the valuation allowance of $52.0 million.
6. Pension Plans and Other Postretirement Benefits
     Net periodic pension costs (benefits) consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Interest cost	$1,828	$1,788	$3,656	$3,576
Expected return on plan assets	(1,513)	(2,148)	(3,026)	(4,296)
Amortization	864	2	1,728	4

Net pension cost (benefit)	$1,179	$(358)	$2,358	$(716)

     Other postretirement costs (benefits) consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)		(Dollars in Thousands)
Service cost	$11	$14	$22	$28
Interest cost	121	142	242	284
Amortization of unrecognized costs	(541)	(541)	(1,082)	(1,082)

Net plan benefit	$(409)	$(385)	$(818)	$(770)

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Revenues:
Acetic acid	$19,796	$39,170	$43,635	$68,147
Plasticizers	6,890	8,498	14,173	17,509
Other	255	169	510	439

Total	$26,941	$47,837	$58,318	$86,095

Segment gross profit:
Acetic acid	$(134)	$9,547	$4,441	$13,491

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Plasticizers	1,402	1,166	2,724	3,075
Other(1)	(100)	(916)	(429)	(2,396)

Total	1,168	9,797	6,736	14,170

Selling, general and administrative expense	3,344	3,787	7,227	6,205
Impairment of long-lived assets	—	6,649	—	6,649
Interest and debt related expenses	3,968	4,719	7,971	8,931
Interest income	(212)	(1,107)	(596)	(2,432)
Other income	(1,544)	—	(2,689)	—

Loss from continuing operations before income tax	$(4,388)	$(4,251)	$(5,177)	$(5,183)

Depreciation and amortization expenses:
Acetic acid	$1,715	$1,525	$3,359	$3,037
Plasticizers	325	532	637	1,064
Other(2)	262	390	551	981

Total	$2,302	$2,447	$4,547	$5,082

Capital expenditures:
Acetic acid	$2,252	$348	$3,707	$1,142
Other — plant infrastructure	1,686	372	2,673	1,615

Total	$3,938	$720	$6,380	$2,757

(1)	Gross loss for Other includes various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expense of less than $0.1 million for discontinued operations for each of the three month periods ended June 30, 2009 and 2008, and less than $0.1 million and $0.4 million for the six month periods ended June 30, 2009 and 2008, respectively.

	As of	As of
	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Total assets:
Acetic acid	$32,497	$40,707
Plasticizers	5,798	6,311
Other(3)	212,905	216,011

Total	$251,200	$263,029

(3)	Components of Other are presented in the table below:

	As of	As of
	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Other:
Corporate:
Cash	$150,786	$156,126
Other	16,422	17,989
Plant infrastructure:
Property, plant and equipment, net	45,597	41,730
Assets of discontinued operations	100	166

Total	$212,905	$216,011

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
8. New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, “Business Combinations,” extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations, and expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. We implemented SFAS No. 141R effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented SFAS No. 160 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued Emerging Issues Task Force, or EITF, 07-1 “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We implemented EITF 07-1 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to February 12, 2008 must continue to apply all provisions of SFAS No. 157. We implemented SFAS No. 157-2 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented SFAS No. 161 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” or FSP No. 141(R)-1. FSP No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP No. 141(R)-1 requires the acquirer to recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if, consistent

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
with SFAS No. 5, “Accounting for Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and the amount of the asset or liability can be reasonably estimated. We implemented FSP No. 141(R)-1 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. 107-1. FSP No. 107-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We implemented FSP No. 107-1 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP Nos. 115-2 and 124-2, which provide new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provide new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP Nos. 115-2 and 124-2 are effective for our quarter ending June 30, 2009. We implemented FSP Nos. 115-2 and 124-2 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP No. 157-4. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for our quarter ending June 30, 2009. We implemented FSP No. 157-4 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth:
•	the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;
•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
     SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We implemented SFAS No. 165 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
Future Adoption of Accounting Standards:
     In December 2008, the FASB issued FASB Staff Position SFAS No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” or FSP No. 132R-1. FSP No. 132R-1 requires enhanced disclosures about the plan assets of defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP No. 132R-1 are intended to provide users of financial statements with a greater understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP No. 132R-1 is effective for the year ending December 31, 2009. We do not believe the implementation of FSP No. 132R-1 will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe the implementation of SFAS No. 167 will have a material impact on our consolidated financial statements.
     In June 2009, The FASB issued SFAS No. 168, “FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification TM, or Codification, as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon implementation, we will follow the guidance of SFAS No. 168 and the Codification in applying U.S. GAAP.

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
     Our acetic acid is used primarily to manufacture vinyl acetate monomer, which is used in a variety of products, including adhesives and surface coatings. Pursuant to our 2008 Amended and Restated Production Agreement, or our Acetic Acid Production Agreement, that extends to 2031, all of our acetic acid production is sold to BP Amoco Chemicals Company, or BP Chemicals. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals.
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
     Although recent slowdowns in the housing and automotive markets have reduced short-term global demand for vinyl acetate monomer, the largest derivative of acetic acid, annual global production of vinyl acetate monomer is expected to increase from 10.4 billion pounds in 2005 to 12.2 billion pounds in 2010. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some early termination rights held by BASF that begin in 2010. Under our agreement with BASF, or our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us while reimbursing us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Due to the terms of our Plasticizers Production Agreement, we are not exposed to fluctuations in costs or market conditions. Our Plasticizers Production Agreement was amended in May 2008, after BASF nominated zero pounds of phthalic anhydride, or PA, under the prior version of the agreement due to deteriorating market conditions, which ultimately resulted in the closure of our PA unit.
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., which was subsequently assigned to INEOS NOVA, LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years; however, INEOS NOVA unilaterally reduced the restricted period to five years on April 1, 2008.

     We sold substantially all remaining styrene inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008, and the associated costs incurred for 2007 and 2008 were $0.7 million and $18.9 million, respectively. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recognized and paid $1.4 million of severance costs in 2008. Additionally, as a result of our work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” in 2008.
     We own the acetic acid and plasticizers manufacturing units located at our Texas City facility. We lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land. We also lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, who constructed a cogeneration facility on that land. However, because our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy elected to terminate the joint venture and have amended the joint venture agreement governing S&L Cogeneration Company to extend its term until the later of November 30, 2009 or upon completion of all final audits, and to address several matters related to the sale of the cogeneration facility, the distribution of the joint venture’s assets and the termination and winding-up of its affairs. We lease space for our principal offices located in Houston, Texas. We operate in two segments: acetic acid and plasticizers.
Recent Developments
     On June 4, 2009 our acetic acid plant was shut down for 42 days for a scheduled turnaround to coincide with the required maintenance shutdown of our carbon monoxide supplier. Capital projects installed in the acetic acid plant during the shutdown included replacement of the acetic acid product column, two exchangers and the distributive control systems, as well as consolidation of two cooling towers and several smaller projects. Sterling’s portion of the capital cost of these projects totaled $5.5 million, of which $1.8 million was incurred during the second quarter of 2009, with the balance incurred previously. Maintenance work in the acetic acid and utilities departments during the shutdown totaled $3.0 million and included the cleaning, inspection and repair of a large number of columns, exchangers, control and block valves, instruments and other miscellaneous repairs. As a result of the shutdown, the maximum sustainable annual production rate of our acetic acid plant has increased from approximately 1.2 billion pounds per year to approximately 1.3 billion pounds per year, and we will be able to extend the unit turnaround interval.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Revenues and loss from continuing operations
     Our revenues were $26.9 million for the second quarter of 2009, a 44% decrease from the $47.8 million in revenues we recorded for the second quarter of 2008. We had a net loss from continuing operations of $3.4 million for the second quarter of 2009, compared to a net loss from continuing operations of $4.3 million in the second quarter of 2008.
     Revenues from our acetic acid operations were $19.8 million in the second quarter of 2009, a 49% decrease from the $39.2 million in revenues from these operations in the second quarter of 2008. This decrease in acetic acid revenues in the second quarter of 2009 was primarily due to reduced profit-sharing revenue of approximately $9.0 million as a result of reduced margins and slightly lower sales volumes compared to the second quarter of 2008. Additionally, reimbursement of variable costs for the second quarter of 2009 was lower by approximately $11.0 million due to the shutdown of our acetic acid unit in June 2009 for scheduled maintenance work. Gross loss for our acetic acid operations was $0.1 million for the second quarter of 2009 compared to gross profit of $9.5 million for the second quarter of 2008. This decrease in gross profit was primarily due to the reduced profit-sharing revenue discussed above.

     Revenues from our plasticizers operations were $6.9 million in the second quarter of 2009, a 19% decrease from the $8.5 million in revenues from these operations in the second quarter of 2008. Our higher revenues for the second quarter of 2008 were primarily due to a $1.9 million reimbursement of costs during the quarter related to the closure of the phthalic anhydride, or PA, unit. Gross profit from our plasticizers operations was $1.4 million for the second quarter of 2009 compared to $1.2 million for the second quarter of 2008.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $3.3 million for the second quarter of 2009 compared to $3.8 million for the second quarter of 2008. This decrease was primarily due to decreased legal fees resulting from the resolution of various lawsuits in the second quarter of 2009. These figures exclude insurance reimbursements of $1.2 million which are recorded in other income.
     Impairment of long-lived assets
     We recorded zero and $6.6 million for impairment of long-lived assets for the three months ended June 30, 2009 and 2008, respectively. The $6.6 million impairment in the second quarter of 2008 was for the write-down of the phthalic anhydride, or PA, assets to zero as a result of the shutdown of the PA unit.
     Interest and debt related expenses
     We recorded $4.0 million and $4.7 million of interest and debt related expenses for the three months ended June 30, 2009 and 2008, respectively. The decrease for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily due to $0.3 million write-off of debt fees resulting from the reduction of our commitment under our revolving credit facility in the second quarter of 2008. The remaining decrease was due to increased capitalized interest and reduced credit facility fees for the second quarter of 2009 compared to the second quarter of 2008.
     Interest income
     We recorded $0.2 million of interest income in the second quarter of 2009 compared to $1.1 million in the second quarter of 2008. This decrease was due to lower interest rates earned on our cash investments in 2009 compared to 2008.
     Other income
     Our other income was $1.5 million for the second quarter of 2009 compared to zero for the second quarter of 2008. This increase in other income was primarily due to the receipt of a previously disputed contractual payment and the reimbursement from insurers of legal fees related to various lawsuits during the second quarter of 2009.
     Benefit for income taxes
     During the second quarter of 2009, we recorded a net tax benefit of $1.0 million for income taxes from continuing operations, compared to a net tax expense of zero for income taxes from continuing operations for the second quarter of 2008. The net tax benefit in the second quarter of 2009 was generated as a result of utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. Our continuing operations effective tax rate was 23.3% for the three month period ended June 30, 2009 compared to an effective tax rate of zero for the period ended June 30, 2008; and there was no change to the valuation allowance of $52.0 million.

     Income (loss) from discontinued operations, net of tax
     During the second quarter of 2009, net income from discontinued operations, net of tax was $1.9 million compared to a net loss of $1.6 million for the second quarter of 2008. This improvement was primarily due to costs incurred for completing the decommissioning of our styrene facility in 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Revenues and loss from continuing operations
     Our revenues were $58.3 million for the six-month period ended June 30, 2009, a 32% decrease from the $86.1 million in revenues we recorded for the six-month period ended June 30, 2008. We had a net loss from continuing operations of $4.0 million in the first six months of 2009, compared to a net loss from continuing operations of $5.2 million in the first six months of 2008.
     Revenues from our acetic acid operations were approximately $43.6 million for the six-month period ended June 30, 2009, a 36% decrease from the $68.1 million in revenues from these operations for the six-month period ended June 30, 2008. This decrease in acetic acid revenues in the first six months of 2009 was primarily due to reduced profit-sharing revenue of approximately $8.0 million as a result of lower sales volumes and reduced margins compared to the first six months of 2008. Additionally, reimbursement of variable costs for the first six months of 2009 was lower by approximately $17.0 million due to the shutdown of our acetic acid unit in June 2009 for scheduled maintenance. Gross profit from our acetic acid operations was $4.4 million for the first six months of 2009 compared to $13.5 million for the first six months of 2008. The decrease in gross profit was primarily due to the reduced profit-sharing revenue discussed above.
     Revenues from our plasticizers operations were approximately $14.2 million for the six-month period ended June 30, 2009, a 19% decrease from the $17.5 million in revenues from these operations for the six-month period ended June 30, 2008. Our higher revenues for the six-month period ended June 30, 2008 is primarily due to a $3.7 million reimbursement of costs in the first six months of 2008 related to the closure of our PA unit. Gross profit from our plasticizers operations was $2.7 million for the first six months of 2009 compared to $3.1 million for the first six months of 2008.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $7.2 million for the six-month period ended June 30, 2009, compared to $6.2 million for the six-month period ended June 30, 2008. This increase in 2009 was primarily due to increased legal fees related to various lawsuits. These figures exclude insurance reimbursements of $1.3 million which are recorded in other income.
     Impairment of long-lived assets
     We recorded zero and $6.6 million for impairment of long-lived assets for the six months ended June 30, 2009 and 2008, respectively. The $6.6 million impairment in the second quarter of 2008 was for the write-down of PA assets to zero as a result of the shutdown of the PA unit.
     Interest and debt related expenses
     We recorded $8.0 million and $8.9 million of interest and debt related expenses for the six months ended June 30, 2009 and 2008, respectively. The decrease for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was primarily due to $0.3 million write-off of debt fees resulting from the reduction of our commitment under our revolving credit facility in the second quarter of 2008. The remaining decrease was due to increased capitalized interest and reduced credit facility fees for first six months of 2009 compared to the first six months of 2008.

     Interest income
     We recorded $0.6 million of interest income for the first six months of 2009 compared to $2.4 million in the first six months of 2008. This decrease was due to lower interest rates earned on our cash investments in 2009 compared to 2008.
     Other income
     Our other income was $2.7 million for the first six months of 2009 compared to zero for the first six months of 2008. This increase in other income was primarily due to the receipt of a previously disputed contractual payment and the reimbursement of legal fees related to various lawsuits during the first six months of 2009.
     Benefit for income taxes
     During the six month periods ended June 30, 2009 and 2008, we recorded net tax benefit of $1.2 million and zero, respectively, for income taxes from continuing operations. The net tax benefit in the six-month period ended June 30, 2009, was generated as a result of utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. Our continuing operations effective tax rate was 23.5% for the six month period ended June 30, 2009, compared to an effective tax rate of zero for the six month period ended June 30, 2008. For the six months ended June 30, 2009, there was no change to our valuation allowance of $52.0 million.
     Income (loss) from discontinued operations, net of tax
     During the first six months of 2009, net income from discontinued operations, net of tax was $3.6 million compared to a net loss of $7.9 million for the first six months of 2008. This improvement was primarily due to costs incurred for completing the decommissioning of our styrene facility in 2008.
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
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our fixed assets and certain related assets, including, without limitation, all property, plant and equipment and (ii) on a second priority basis by our other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries, intellectual property, deposit accounts and investment property.
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
     CIT Group, Inc., the administrative agent and a lender under our revolving credit facility, has incurred significant rating downgrades due to liquidity concerns. The bank recently announced that it had entered into a $3 billion loan facility provided by a group of its major bondholders and that it intends to commence a comprehensive restructuring of its liabilities to provide additional liquidity and further strengthen its capital position. We are closely monitoring this situation; we do not believe it will have a material impact on our financial condition or our ability to fund operations.
     As of June 30, 2009, total credit available under our revolving credit facility was $9.1 million, there were no loans outstanding and we had $3.5 million in letters of credit outstanding, resulting in borrowing availability of $5.6 million. Pursuant to Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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

     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $156.4 million at June 30, 2009, a decrease of $10.8 million compared to our liquidity at December 31, 2008. This decrease was primarily due to a $5.9 million decrease in our borrowing base as a result of the reduction in accounts receivable from December 31, 2008, and $6.4 million for capital expenditures during the first six months of 2009.
     Distress in the financial markets during 2008 and 2009 has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial condition, results of operations or liquidity during the second quarter of 2009. Our cash is invested in highly rated money market funds, which are guaranteed by the US Department of Treasury under its Temporary Guarantee Program for Money Market Funds. We believe that our cash on hand and cash generated from continuing operations, along with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital was $137.0 million as of June 30, 2009, a decrease of $9.0 million from our working capital of $146.0 million as of December 31, 2008. This decrease was primarily due to a $7.7 million accrual for interest related to our Secured Notes, capital expenditures of $6.4 million, shutdown costs of $2.7 million, a variable compensation accrual of $1.0 million and property tax accrual of $0.9 million, offset by a $9.8 million increase in the profit sharing accrual.
Cash Flow
     Net cash provided by operations was $0.7 million for the first six months of 2009, compared to $63.1 million during the first six months of 2008. This decrease in net cash flow provided by operations during the first six months of 2009 was primarily due to the monetization of our styrene working capital of approximately $67.0 million in 2008. Net cash flow used in investing activities was $6.1 million during the first six months of 2009, compared to $2.8 million for the first six months of 2008. This increase was primarily due to increased capital expenditures. There was no cash flow provided by financing activities in the first six months of 2009 or 2008.
Capital Expenditures
     Our capital expenditures were $6.4 million during the first six months of 2009 compared to $2.8 million during the first six months of 2008. Capital expenditures during the first six months of 2009 were $3.7 million for our portion of acetic acid related projects, including construction of an acetic acid pipeline and other replacement and debottlenecking projects and $1.8 million for the capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City facility. Costs incurred for routine safety, environmental, replacement capital and profit improvement projects decreased $0.9 million for the first six months of 2009 compared to the first six months of 2008.
     We expect our capital expenditures for the remainder of 2009 to be approximately $7.4 million, including $0.6 million for our portion of acetic acid related projects and $0.2 million for the capital project to prevent the discharge of process wastewater during periods of heavy rain at our Texas City facility. The remaining $6.6 million is primarily for routine safety, environmental, replacement capital and profit improvement projects.
Contractual Cash Obligations
     As of June 30, 2009, there have been no significant changes to the contractual obligations disclosed in our Annual Report.

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
New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141R. SFAS No. 141R broadens the guidance of SFAS No. 141, “Business Combinations,” extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS No. 141R broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations, and expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. We implemented SFAS No. 141R effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented SFAS No. 160 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued Emerging Issues Task Force, or EITF, 07-1 “Accounting for Collaborative Arrangements,” or EITF 07-1. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We implemented EITF 07-1 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). An entity that has issued interim or annual financial statements reflecting the application of the measurement and disclosure provisions of SFAS No. 157 prior to February 12, 2008 must continue to apply all provisions of SFAS No. 157. We implemented SFAS No. 157-2 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, with the intent to provide users of financial statements with an enhanced understanding of (a)

how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented SFAS No. 161 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies,” or FSP No. 141(R)-1. FSP No. 141(R)-1 applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. FSP No. 141(R)-1 requires the acquirer to recognize such an asset or liability if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If it cannot be determined during the measurement period, then the asset or liability should be recognized at the acquisition date if, consistent with SFAS No. 5, “Accounting for Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date, and the amount of the asset or liability can be reasonably estimated. We implemented FSP No. 141(R)-1 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP No. 107-1. FSP No. 107-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. FSP No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We implemented FSP No. 107-1 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP Nos. 115-2 and 124-2, which provide new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provide new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP Nos. 115-2 and 124-2 are effective for our quarter ending June 30, 2009. We implemented FSP Nos. 115-2 and 124-2 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP No. 157-4. FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FASB Staff Position also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for our quarter ending June 30, 2009. We implemented FSP No. 157-4 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth:
•	the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
     SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We implemented SFAS No. 165 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.

Future Adoption of Accounting Standards:
     In December 2008, the FASB issued FASB Staff Position SFAS No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” or FSP No. 132R-1. FSP No. 132R-1 requires enhanced disclosures about the plan assets of defined benefit pension and other postretirement plans. The enhanced disclosures required by FSP No. 132R-1 are intended to provide users of financial statements with a greater understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. FSP No. 132R-1 is effective for the year ending December 31, 2009. We do not believe the implementation of FSP No. 132R-1 will have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS No. 167. SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe the implementation of SFAS No. 167 will have a material impact on our consolidated financial statements.
     In June 2009, The FASB issued SFAS No. 168, “FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification TM, or Codification, as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon implementation, we will follow the guidance of SFAS No. 168 and the Codification in applying U.S. GAAP.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our $150 million of Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of June 30, 2009, the fair value of our Secured Notes was approximately $136.5 million.
Item 4T. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009, due to the identification of a control deficiency in the first quarter of 2009 that represents a material weakness in our internal control over financial reporting. This material weakness resulted from a lack of effective controls over the accounting for utilities at our Texas City facility, specifically accounting for the flow of water throughout our facility. Management has taken steps to remedy the material weakness by implementing three additional controls:
▪	management review and annual approval of the pre-established allocation percentages and any changes to the allocation;

▪	management review and approval of the methodology used to address the allocation limitations in our general ledger system; and

▪	management review and approval of the volume data from the meter to our general ledger system, including formulas used to correct the volume data.
     Although these controls were implemented in the second quarter of 2009, they were not in effect for a sufficient period of time and therefore have not been tested. As a result, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).
     Management is in the process of completing the remediation and testing of the new controls. We anticipate that the new implemented controls will be tested by the end of the third quarter of 2009.
     Notwithstanding our assessment that our internal controls over financial reporting were not effective and our identification of the above-described material weakness, we believe that our financial statements contained in this report on Form 10-Q for the three and six months ended June 30, 2009, accurately present our financial condition, results of operations and cash flows in all material respects.
     Changes in Internal Control over Financial Reporting. Other than the identified changes discussed above, there have been no changes in our internal control over financial reporting for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 4 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Stockholders for 2009, or our Annual Meeting, was held on April 30, 2009. At our Annual Meeting:
•	seven of our incumbent directors were re-elected;

•	the appointment of Grant Thornton LLP as our independent registered accounting firm for the fiscal year ending December 31, 2009 was ratified and approved;

•	our Amended and Restated 2002 Stock Plan was ratified and approved;

•	our Second Amended and Restated Certificate of Incorporation which increases the number of our total authorized shares of Common Stock from 20,000,000 to 100,000,000 was approved.
     Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Series A Convertible Preferred Stock, or our Preferred Stock, the holders of our Preferred Stock, voting separately as a class, are entitled to elect a percentage of our directors determined by the aggregate amount of shares of our Preferred Stock and our common stock beneficially owned by Resurgence Asset Management, L.L.C. and certain permitted transferees. Currently, the holders of our Preferred Stock are entitled to elect a majority of our directors. All of our other directors are elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for our Annual Meeting. At our Annual Meeting, three of our directors were elected by the holders of our Preferred Stock and four of our directors were elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class. The voting results for the re-election of our seven incumbent directors are set forth below:
     Directors elected by the holders of our Preferred Stock:

Director	For	Withheld
Byron J. Haney	5,601,280	0
Philip M. Sivin	5,601,280	0
Karl W. Schwarzfeld	5,601,280	0
     Directors elected by the holders of our Preferred Stock and the holders of our common stock, voting together as a single class:

Director	For	Withheld
Richard K. Crump	8,232,436	82,566
John V. Genova	8,231,539	83,463
John W. Gildea	8,232,436	82,566
Dr. Peter Ting Kai Wu	8,314,970	32
     Holders of our Preferred Stock and holders of our common stock voted together as a single class on the ratification and approval of the appointment of Grant Thornton LLP as our independent registered accounting firm for the fiscal year ending December 31, 2009. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for our Annual Meeting. The voting results for the ratification and approval of the appointment of Grant Thornton LLP as our independent registered accounting firm for the fiscal year ending December 31, 2009 are set forth below:

For	Against	Abstain
8,359,088	58	51
     Holders of our Preferred Stock and holders of our common stock voted together as a single class on the proposal to amend and restate our Amended and Restated 2002 Stock Plan. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for our Annual Meeting. The voting results for the proposal to amend and restate our Amended and Restated 2002 Stock Plan are set forth below:

For	Against	Abstain
7,581,466	333,246	84
     Holders of our Preferred Stock and holders of our common stock voted together as a single class on the proposal to amend and restate our Amended and Restated Certificate of Incorporation. For purposes of class voting, each share of our Preferred Stock has the right to one vote for each share of our common stock into which such share is convertible on the record date for such vote, which was 1,000 shares on the record date for our Annual Meeting. The voting results for the proposal to amend and restate our Amended and Restated Certificate of Incorporation are set forth below:

For	Against	Abstain
8,022,163	336,979	55
     There were no broker non-votes on any matter voted on at our Annual Meeting.
Item 5. Other Information
     On August 7, 2009, our Board of Directors adopted the Long-Term Incentive Plan, or our LTI Plan. Our LTI Plan provides for the issuance of performance awards to our Chief Executive Officer and President, our Senior Vice Presidents and other key employees. The purpose of the LTI Plan is to provide an incentive to our executive officers and other designated employees to contribute to our growth and profitability, to increase stockholder value and to retain such employees.
     Performance awards under our LTI Plan may be payable in the form of cash or other property, and are payable upon the satisfaction of pre-determined performance goals over performance periods; provided, that the recipient remains employed by us on the last day of the performance period for which such recipient is receiving the award. Performance goals, for purposes of the LTI Plan, include any of the following business criteria: revenue; earnings before interest, taxes, depreciation and amortization, or EBITDA (as may be adjusted for certain non-recurring and other items as described in the LTI Plan); free cash flow; funds from operations; funds from operations per share; operating income (loss); pre or after tax income (loss); cash available for distribution; cash available for distribution per share; cash and/or cash equivalents available for operations; net earnings (loss); earnings (loss) per share; return on equity; return on assets; share price performance; improvements in our attainment of expense levels; implementation or completion of critical projects, including, without limitation, implementation of strategic plan(s), improvement in investor relations, marketing and manufacturing of key products, improvement in cash-flow (before or after tax), development of critical projects or product development; or progress relating to research and development. The terms of a participant’s performance award will be established by the compensation committee of our Board of Directors and may be set forth in an award agreement.
     On August 7, 2009, each of our named executive officers, John V. Genova, President and Chief Executive Officer; John R. Beaver, Senior Vice President — Finance and Chief Financial Officer; Kenneth M. Hale, Senior Vice President, General Counsel and Corporate Secretary; Paul C. Rostek, Senior Vice President — Commercial; and Walter B. Treybig, Senior Vice President — Manufacturing, was awarded performance units under the LTI Plan, having a redemption value of $1,000 per unit, based on our achievement of the following cumulative free cash flow benchmarks for the period commencing on July 1, 2009 and ending on December 31, 2011, or the Performance Period:

Cumulative Free Cash Flow(1)
Threshold	$27,600,000
Target	$33,900,000
Maximum	$54,200,000

(1) “Free Cash Flow” means operating cash flow (from the cash flow statement), plus out-of-pocket cash used for project development activities (i.e., cash used to explore or implement new strategic initiatives (not involving existing businesses) aimed to improve future free cash flow such as gasification, mergers and acquisitions, terminalling and sale of utilities to new customers), plus net proceeds from equipment sales plus $15.4 million (interest on our Secured Notes without reduction for paydowns/purchases), plus insurance proceeds related to plant, property and equipment, plus LTI Plan cash payments, minus sustaining (non-return) capital.
     The number of performance units granted, which is dependent on the cumulative Free Cash Flow achieved (Threshold, Target or Maximum) during the Performance Period, is as follows:

Cumulative Free Cash Flow
	Threshold	Target	Maximum
Named Executive Officer	$27,600,000	$33,900,000	$54,220,000
John V. Genova	310 Units	620 Units	1,240 Units
John R. Beaver	123 Units	245 Units	490 Units
Kenneth M. Hale	130 Units	260 Units	520 Units
Paul C. Rostek	120 Units	240 Units	480 Units
Walter B. Treybig	110 Units	220 Units	440 Units
     Assuming we meet at least the Threshold level of performance (as certified by the compensation committee in writing), the actual amount of performance units earned and payable will be prorated between the Threshold, Target and Maximum levels of performance, based on the actual cumulative Free Cash Flow earned by us during the Performance Period. The payment of performance units is contingent on the participant’s employment through the end of the Performance Period; however, in the event a participant retires or his employment is terminated without “Cause” or for “Good Reason” (as such terms are defined in the LTI Plan) he will be entitled to a pro rata cash portion of his award based on the level of performance achieved during the Performance Period measured as of the end of such period.
     Upon a participant’s death or “Disability” (as such term is defined in the LTI Plan), any incomplete performance periods applicable to a performance award will end at such time and will require a payment of the applicable award as provided at the time of grant. In the case of awards made on August 7, 2009, each recipient of an award would be deemed to have earned the number of performance units set forth opposite his name under the column “Target — $33,900,000” in the table above and we would redeem those performance units for $1,000 each in cash.
     In the event that a participant’s employment with us is terminated without “Cause” or for “Good Reason,” as such terms are defined in the LTI Plan, such participant will be deemed to have earned the number of performance units set forth opposite his name under the column “$33,900,000” in the table above multiplied by a fraction, the numerator of which is the number of days in the Performance Period during which such participant was employed by us and the denominator of which is 913, and we will redeem those performance units for $1,000 each in cash on or before March 14 of the calendar year immediately following the calendar year in which such participant’s employment with us was so terminated.
     Upon a “Change in Control,” as such term is defined in the LTI Plan, if a Transaction Fee (as defined in that certain Amended and Restated Employment Agreement dated as of June 16, 2009 between us and John V. Genova) is paid to any participant pursuant to the transaction resulting in such Change in Control, all outstanding performance units granted on August 6, 2009 that are held by each of the participants will automatically lapse and be canceled upon the consummation of such transaction. However, if no Transaction Fee is paid to any participant pursuant to the transaction resulting in such Change in Control, each participant will be deemed to have earned the number of performance units set forth opposite his name under the column “$33,900,000” in the table above and we will redeem those performance units for $1,000 each in cash.
Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

3.1	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

+10.1	—	Amended and Restated Employment Agreement dated June 16, 2009 between Sterling Chemicals, Inc. and John V. Genova (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 16, 2009).

*+10.2	—	Long-Term Incentive Plan.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.

Exhibit
Number		Description of Exhibit

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Chief Financial Officer.

*	Filed or furnished herewith

+	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: August 11, 2009	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: August 11, 2009	By	/s/ JOHN R. BEAVER
John R. Beaver
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

+10.1	—	Amended and Restated Employment Agreement dated June 16, 2009 between Sterling Chemicals, Inc. and John V. Genova (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 16, 2009).

*+10.2	—	Long-Term Incentive Plan.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Chief Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Chief Financial Officer.

*	Filed or furnished herewith

+	Management contract or compensatory plan or arrangement