Form 10-Q
period 2009-09-30
STERLING CHEMICALS INC
filed 2009-11-10
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐.
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
     As of October 31, 2009, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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

STERLING CHEMICALS, INC.
INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4T.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 6.	Exhibits	30
EX-10.1
EX-10.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009. These interim financial statements are the responsibility of the Company’s management.
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

GRANT THORNTON LLP

Houston, Texas
November 10, 2009

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$27,179	$42,377	$85,497	$128,471
Cost of goods sold	24,932	33,283	76,514	105,207

Gross profit	2,247	9,094	8,983	23,264
Selling, general and administrative expenses	2,916	3,692	10,143	9,749
Impairment of long-lived assets	—	754	—	7,403
Interest and debt related expenses	3,984	4,188	11,955	13,121
Interest income	(94)	(1,026)	(690)	(3,458)
Other income	(234)	(1,489)	(2,923)	(1,489)

(Loss) income from continuing operations before income tax	(4,325)	2,975	(9,502)	(2,062)
Benefit for income taxes	(1,316)	(71)	(2,533)	(71)

(Loss) income from continuing operations	$(3,009)	$3,046	$(6,969)	$(1,991)
Income (loss) from discontinued operations, net of tax expense of $972, zero, $2,884 and zero, respectively	1,805	(1,816)	5,355	(9,819)

Net (loss) income	$(1,204)	$1,230	$(1,614)	$(11,810)
Preferred stock dividends	4,271	4,920	12,312	13,613

Net loss attributable to common stockholders	$(5,475)	$(3,690)	$(13,926)	$(25,423)

(Loss) income per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(2.58)	$(0.66)	$(6.81)	$(5.52)
Income (loss) from discontinued operations, net of tax	0.64	(0.64)	1.89	(3.47)

Basic and diluted loss per share	$(1.94)	$(1.30)	$(4.92)	$(8.99)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$153,439	$156,126
Accounts receivable, net of allowance of $18 and $18, respectively	10,177	23,163
Inventories, net	5,293	5,221
Prepaid expenses and other current assets	3,415	2,704
Assets of discontinued operations	60	166

Total current assets	172,384	187,380
Property, plant and equipment, net	69,749	67,811
Other assets, net	6,985	7,838

Total assets	$249,118	$263,029

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$7,684	$8,915
Accrued liabilities	15,298	20,008
Liabilities of discontinued operations	15,274	12,444

Total current liabilities	38,256	41,367

Long-term debt	150,000	150,000
Deferred credits and other liabilities	58,921	59,103
Long-term liabilities of discontinued operations	26,106	35,394
Commitments and contingencies (Note 4)	—	—
Redeemable preferred stock	129,919	117,607
Stockholders’ equity:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	111,712	123,740
Accumulated deficit	(241,437)	(239,823)
Accumulated other comprehensive loss	(24,387)	(24,387)

Total stockholders’ deficiency in assets	(154,084)	(140,442)

Total liabilities and stockholders’ deficiency in assets	$249,118	$263,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,614)	$(11,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock compensation expense	284	177
Blend gas deferred payments	—	(2,653)
Benefit plans curtailment loss	—	1,197
Depreciation and amortization	7,358	7,372
Interest amortization	830	1,074
Unearned income amortization	(10,911)	(9,399)
Impairment of long-lived assets	—	7,403
Gain on disposal of property, plant and equipment	(362)	—
Other	—	10
Change in assets/liabilities:
Accounts and other receivables	13,092	62,050
Inventories	(72)	15,175
Prepaid expenses and other current assets	(711)	521
Other assets	(431)	4,523
Accounts payable	(1,101)	(2,908)
Accrued liabilities	(1,880)	(1,972)
Other liabilities	1,441	(8,826)

Net cash provided by operating activities	$5,923	$61,934

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(8,972)	(4,835)
Net proceeds from the sale of property, plant and equipment	362	—

Net cash used in investing activities	(8,610)	(4,835)

Cash flows provided by financing activities:
Net cash provided by financing activities	—	—

Net increase (decrease) in cash	(2,687)	57,099
Cash and cash equivalents — beginning of year	156,126	100,183

Cash and cash equivalents — end of period	$153,439	$157,282

Supplemental disclosures of cash flow information:
Interest paid	$8,449	$8,128
Interest income received	690	3,458
Cash paid for income taxes	—	313
The accompanying notes are an integral part of the condensed consolidated financial statements

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
Reclassifications and Revisions:
     During the quarter ended March 31, 2009, we determined we had incorrectly accounted for certain utility allocations at our Texas City facility, specifically accounting for the flow of water throughout our facility. We evaluated the materiality of the misstatement from qualitative and quantitative perspectives and concluded that although the misstatement was immaterial to all prior year financial statements, its correction in the quarter ended March 31, 2009 would be material. Therefore, we have revised the condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2008, the statement of cash flows for the nine-month period ended September 30, 2008, and the condensed consolidated balance sheet as of December 31, 2008, to correct the utility allocation misstatement.
     The following table summarizes the effects of the revisions on the applicable periods:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	(Dollars in Thousands,		(Dollars in Thousands,
	Except Per Share Data)		Except Per Share Data)
	Previously		Previously
	Reported	As Revised	Reported	As Revised
Statements of Operations:
Revenues	$42,317	$42,377	$128,311	$128,471
Cost of goods sold	33,190	33,283	104,956	105,207
Gross profit	9,127	9,094	23,355	23,264
Income (loss) from continuing operations before income tax	3,008	2,975	(1,971)	(2,062)
Income (loss) from continuing operations	3,079	3,046	(1,900)	(1,991)
Loss from discontinued operations, net of tax of zero	(1,791)	(1,816)	(9,750)	(9,819)
Net income (loss)	1,288	1,230	(11,650)	(11,810)
Net loss attributable to common stockholders	(3,632)	(3,690)	(25,263)	(25,423)

Loss per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(0.65)	$(0.66)	$(5.48)	$(5.52)
Loss from discontinued operations, net of tax	(0.63)	(0.64)	(3.45)	(3.47)

Basic and diluted loss per share	$(1.28)	$(1.30)	$(8.93)	$(8.99)

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Nine Months Ended
	September 30, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Statement of Cash Flows:
Net loss	$(11,650)	$(11,810)
Change in accounts and other receivables	61,890	62,050

	As of December 31, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Balance Sheet:
Accounts and other receivables, net of allowance	$22,080	$23,163
Total current assets	186,297	187,380
Total assets	261,946	263,029
Accumulated deficit	(240,906)	(239,823)
Total stockholders’ deficiency in assets	(141,525)	(140,442)
Total liabilities and stockholders’ deficiency in assets	261,946	263,029
In addition to the above, our valuation allowance as of December 31, 2008 decreased from $52.5 million, as previously reported, to $52.0 million.
Disclosures about Fair Value of Financial Instruments:
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
Subsequent Events:
     The evaluation for subsequent events was performed through November 10, 2009, the date of issuance of this Form 10-Q. We determined there were no subsequent events or transactions that provided additional evidence about conditions that existed as of September 30, 2009, and there were no events or transactions that occurred subsequent to September 30, 2009, other than the resignation of our Senior Vice President — Finance and Chief Financial Officer, and the removal of one of our Directors who was also the Chairman of the Audit Committee of our Board of Directors. Neither of these events had an impact on our condensed consolidated financial statements.
     On October 12, 2009, John R. Beaver announced his resignation effective as of October 31, 2009. Ms. Carla Stucky, our Vice President and Corporate Controller, will assume Mr. Beaver’s responsibilities as our Principal Financial Officer beginning October 31, 2009, until we engage a new Chief Financial Officer. Ms. Stucky has been our Corporate Controller since December 2007 and has served as one of our Vice Presidents since September 2008.
     Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Series A Convertible Preferred Stock, or our Preferred Stock, the holders of our Preferred Stock have the exclusive right to remove and replace members of our Board of Directors that were elected to our Board of Directors by the holders of our Preferred Stock. On November 6, 2009, the holders of our Preferred Stocked removed Mr. Byron J. Haney as a Director, which also caused Mr. Haney’s removal as a member and the Chairman of the Audit Committee of our Board of Directors. Mr. Haney had served as a Director and as Chairman of the Audit Committee of our Board of Directors since December 2002. On November 6, 2009, the holders of our Preferred Stock elected Daniel Fishbane to our Board of Directors, effective as of November 6, 2009, to fill the vacancy resulting from Mr. Haney’s removal.
     Mr. Fishbane is a Senior Vice President and the Chief Financial Officer of M.D. Sass Investors Services. Inc., or M.D. Sass, the sole owner of Resurgence Asset Management, L.L.C., or Resurgence. Resurgence has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Preferred Stock and over 55% of our common stock, representing ownership of over 85% of the total voting power of our equity. The holders of our Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     As a result of our styrene facility being permanently shut down, we have no significant continued involvement in the styrene business and have, therefore, reported the operating results of this business as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$60	$166

Liabilities of discontinued operations:(1)
Accrued liabilities	$15,274	$12,444
Deferred credits and other liabilities	26,106	35,394

Total	$41,380	$47,838

(1)	As of September 30, 2009, represents deferred income from the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities include the current portion of $12.4 million, and deferred credits and other liabilities include the long-term portion of the deferred income of $26.1 million. Accrued liabilities also include accrued income tax expense of $2.9 million.
     Revenues and pre-tax losses from discontinued operations for the three and nine-month periods ended September 30, 2009 and 2008 are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
		(Dollars in Thousands)

Revenues	$3,096	$3,317	$9,502	$23,496
Income (loss) before income taxes	2,777	(1,816)	8,239	(9,819)
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc, or CIT. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our indenture.
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with CIT as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, we reduced our commitment under our revolving credit facility to $25 million on June 30, 2008. On November 7, 2008, we further amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investment of cash and other assets, payment of cash dividends, repurchase of debt and equity securities, modification of preferred stock terms, entry into affiliated transactions, disposition of assets and engagement in certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment.
     As of September 30, 2009, total credit available under our revolving credit facility was $6.9 million, there were no loans outstanding and we had $3.5 million in letters of credit outstanding, resulting in borrowing availability of $3.4 million. As our revolving credit facility includes both a subjective acceleration clause and a lock-box

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
arrangement, any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.
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
     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental, health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred, and may continue to incur, liabilities for investigation and cleanup of waste or contamination at our own facilities or at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities, but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us. Based on information available at this time and reviews undertaken to identify potential exposure, we believe our amounts reserved for environmental matters are adequate to cover our potential exposure for clean-up costs.
     On December 13, 2007, the Texas Commission for Environmental Quality, or the TCEQ, issued an agreed order requiring us to remove all process wastewater from the north ditch holding pond at our manufacturing facility in Texas City, Texas, or our Texas City facility, in order to prevent outfall violations during heavy rain events. We

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
implemented a capital project addressing the issues raised by the TCEQ during 2009 at a total cost to us of $2.7 million to reroute all process wastewater via hard piping, and are now fully compliant with this order.
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, or NAAQS, which lowered the ozone and particulate matter concentration thresholds for attainment. Our Texas City facility is located in an area that the Environmental Protection Agency, or the EPA, has classified as not having achieved attainment under the NAAQS for ozone, either on a 1-hour or an 8-hour basis. Ozone is typically controlled by reduction of emissions of volatile organic compounds, or VOCs, and nitrogen oxide, or NOx. TCEQ has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve attainment under the NAAQS for ozone. Local authorities may also impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future control costs for emissions of NOx, VOCs and particulate matter, the amount and full impact of which cannot be determined at this time.
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard under the Clean Air Act by 2007. The EPA approved this 1-hour SIP, which required an 80% reduction of NOx emissions and extensive monitoring of emissions of highly reactive VOCs, or HRVOCs, such as ethylene, in the Houston-Galveston-Brazoria area, or the HGB area. We are in full compliance with these regulations. However, the HGB area failed to attain compliance with the 1-hour ozone standard, and Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until the standard is attained. These fees will be assessed on all NOx and VOC emissions in 2008 and beyond in the HGB area which are in excess of 80% of the baseline year. The final rules for administering this fee system will be adopted in 2010. Based on the current draft rules, we do not expect to be assessed any fees due to the reduction in emissions from our Texas City facility as a result of operating unit closures.
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
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. Since that time, five of the other defendants were dismissed from the case. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict, but granted plaintiffs’ motion for a new trial. We and the other remaining defendant timely filed notices of appeal of that order, as well as other orders issued during the trial. We expect the plaintiffs to also appeal some of the orders issued during the trial. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1 million deductible, which was met in January 2008. We do not believe that this incident will have a material

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, we received a summons naming us, several benefit plans and the plan administrators for those plans as defendants in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. Trial for this matter is currently scheduled for the second week of November 2009. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas (Case No. 08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility, our demand for off-gas has been below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the undue economic hardship clause of the Off-Gas Purchase Agreement and requested that Marathon enter into good faith negotiations to modify its terms. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of the Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of the economic hardship provision, and Marathon counter-claimed against us for breach of contract. This matter is currently scheduled for trial in February 2010 and discovery is on-going. At this time, it is not possible to determine what, if any, liability we will have under Marathon’s counter-claim, and we are vigorously pursuing our declaratory judgment filing and defending against Marathon’s counter-claim. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
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
     Previously we believed the potential for an unfavorable outcome regarding one or more of the matters described above was both estimable and probable and, as a result, we accrued a $1.0 million litigation reserve during 2008. During the third quarter of 2009, as a result of updated information, we determined that this potential for an unfavorable outcome was no longer probable and, therefore, reversed this reserve.
     As of December 31, 2008, we had a receivable of $1.3 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and were, therefore, reimbursable through our insurance carriers. For the nine months ended September 30, 2009, we incurred $2.0 million of legal costs that are

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
reimbursable under our insurance policies and received $3.1 million of payments from our insurance carriers, resulting in a receivable balance of $0.2 million as of September 30, 2009.
5. Income Taxes
     During the three and nine month periods ended September 30, 2009, we recorded a net tax benefit of $1.3 million and $2.5 million, respectively, for income taxes from continuing operations generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. For each of the three and nine month periods ended September 30, 2008, we recorded a net tax benefit of less than $0.1 million for income taxes from continuing operations related to a refund of alternative minimum tax. Our continuing operations effective tax rate was 26.9% for the nine-month period ended September 30, 2009. For the three and nine month periods ended September 30, 2009, there was no change in the valuation allowance of $52.0 million.
6. Employee Benefits
     Net periodic pension costs (benefits) consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Interest cost	$1,828	$3,589	$5,484	$8,954
Expected return on plan assets	(1,512)	(4,097)	(4,538)	(10,601)
Amortization	863	—	2,591	4
Curtailment loss	—	907	—	907

Net pension cost (benefit)	$1,179	$399	$3,537	$(736)

     Other postretirement costs (benefits) consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Service cost	$12	$14	$34	$43
Interest cost	121	144	363	428
Amortization of unrecognized costs	(542)	(541)	(1,624)	(1,624)
Curtailment loss	—	290	—	290

Net plan benefit	$(409)	$(93)	$(1,227)	$(863)

Long-term Incentive Plan:
     On August 7, 2009, our Board of Directors adopted the Long-Term Incentive Plan, or our LTI Plan. Our LTI Plan provides for the issuance of performance awards to our Chief Executive Officer and President, our Senior Vice Presidents and other key employees. The purpose of the LTI Plan is to provide an incentive to our executive officers and other designated employees to contribute to our growth and profitability, to increase stockholder value and to retain such employees. Performance awards under our LTI Plan may be payable in the form of cash or other property, and are payable upon the satisfaction of pre-determined performance goals over performance periods; provided that the recipient remains employed by us on the last day of the performance period for which such recipient is receiving the award.
7. Operating Segment and Sales Information

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in Thousands)
Revenues:
Acetic acid	$20,892	$35,788	$64,527	$103,934
Plasticizers	6,032	6,558	20,205	24,067
Other	255	31	765	470

Total	$27,179	$42,377	$85,497	$128,471

Segment gross profit (loss):
Acetic acid	$43	$9,581	$4,484	$23,072
Plasticizers	1,511	399	4,235	3,474
Other(1)	693	(886)	264	(3,282)

Total	2,247	9,094	8,983	23,264
Selling, general and administrative expenses	2,916	3,692	10,143	9,749
Impairment of long-lived assets	—	754	—	7,403
Interest and debt related expenses	3,984	4,188	11,955	13,121
Interest income	(94)	(1,026)	(690)	(3,458)
Other income	(234)	(1,489)	(2,923)	(1,489)

(Loss) income from continuing operations before income tax	$(4,325)	$2,975	$(9,502)	$(2,062)

Depreciation and amortization expenses:
Acetic acid	$2,114	$1,563	$5,473	$4,601
Plasticizers	342	302	979	1,366
Other(2)	355	424	906	1,405

Total	$2,811	$2,289	$7,358	$7,372

Capital expenditures:
Acetic acid	$1,472	$1,733	$5,179	$2,875
Other — plant infrastructure	1,120	345	3,793	1,960

Total	$2,592	$2,078	$8,972	$4,835

(1)	Gross loss for Other includes various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expenses of less than $0.1 million for discontinued operations for each of the three month periods ended September 30, 2009 and 2008, and less than $0.1 million and $0.5 million for the nine month periods ended September 30, 2009 and 2008, respectively.

	As of	As of
	September 30, 2009	December 31, 2008
	(Dollars in Thousands)
Total assets:
Acetic acid	$34,710	$40,707
Plasticizers	5,509	6,311
Other(3)	208,899	216,011

Total	$249,118	$263,029

(3)	Components of Other are presented in the table below:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of	As of
	September 30, 2009	December 31, 2008
	(Dollars in Thousands)
Other:
Corporate:
Cash	$153,439	$156,126
Other	15,763	17,989
Plant infrastructure:
Property, plant and equipment, net	39,637	41,730
Assets of discontinued operations	60	166

Total	$208,899	$216,011

8. New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, Topic 805, “Business Combinations,” or Topic 805. Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. Topic 805 provides guidance for fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred and disclosures required as a result of a business combination. We implemented Topic 805 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued ASC Topic 810-10-65-1, “Consolidation — Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or Topic 810-10-65-1. Topic 810-10-65-1 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Topic 810-10-65-1 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented Topic 810-10-65-1 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued ASC Topic 808, “Collaborative Arrangements,” or Topic 808. Topic 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Topic 808 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applies retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We implemented Topic 808 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging,” or Topic 815. Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented Topic 815 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 805-20-25-18A, “Business Combinations — Assets and Liabilities that Arise from Contingencies,” or Topic 805-20-25-18A, which applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. Topic 805-20-25-18A requires the acquirer to

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
recognize such an asset or liability at the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period or, if it cannot be determined during the measurement period, if, consistent with ASC Topic 450, “Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. We implemented ASC Topic 805-20-25-18A effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 825-10-65-1, “Financial Instruments — Interim Disclosures about Fair Value of Financial Instruments,” or Topic 825-10-65-1. Topic 825-10-65-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as for their annual financial statements. Topic 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We implemented Topic 825-10-65-1 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 320-10-65-1, “Investments — Debt and Equity Securities — Recognition and Presentation of Other-Than-Temporary Impairments,” or Topic 320-10-65-1, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. Topic 320-10-65-1 became effective for our quarter ending June 30, 2009. We implemented Topic 320-10-65-1 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 820-10-65-4, “Fair Value Measurements and Disclosures - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or Topic 820-10-65-4. Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased. Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Topic 820-10-65-4 became effective for our quarter ending June 30, 2009. We implemented Topic 820-10-65-4 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” or Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, Topic 855 sets forth:
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
Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We implemented Topic 855 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” or Topic 105, which establishes the FASB Accounting Standards CodificationTM, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
periods ending after September 15, 2009. We implemented Topic 105 effective September 30, 2009, and are following the guidance of Topic 105 and the Codification in applying U.S. GAAP.
Future Adoption of Accounting Standards:
     In December 2008, the FASB issued ASC Topic 715-20-50, “Compensation — Retirement Benefits,” or Topic 715-20-50. Topic 715-20-50 requires enhanced disclosures about the assets held by defined benefit pension and other post-retirement plans. The enhanced disclosures required by Topic 715-20-50 are intended to provide users of financial statements with a greater understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for reporting periods and (e) significant concentrations of risk within plan assets. Topic 715-20-50 is effective for the year ending December 31, 2009. We do not believe the implementation of Topic 715-20-50 will have a material impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued ASC Topic 810-10-15, “Consolidation — Variable Interest Entities,” or Topic 810-10-15. Topic 810-10-15 improves financial reporting by enterprises involved with variable interest entities and provides more relevant and reliable information to users of financial statements. Topic 810-10-15 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe the implementation of Topic 810-10-15 will have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall,” or ASU No. 2009-05, which provides guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after its issuance, and is, therefore, effective for us beginning with the fourth quarter of 2009. We do not believe the implementation of ASU 2009-05 will have a material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued ASU No. 2009-12, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall,” or ASU No. 2009-12, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). ASU No. 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009. We do not believe the implementation of ASU 2009-12 will have a material impact on our condensed consolidated financial statements.

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
     Although slowdowns in the housing and automotive markets over the last year have reduced short-term global demand for vinyl acetate monomer, the largest derivative of acetic acid, annual global production of vinyl acetate monomer is expected to increase from 10.8 billion pounds in 2007 to 14.2 billion pounds in 2013. The North American acetic acid industry tends to sell most of its products through long-term sales agreements having “cost plus” pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF, pursuant to a long-term production agreement that extends until 2013, subject to some early termination rights held by BASF that begin in 2010. Under our agreement with BASF, or our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Due to the terms of our Plasticizers Production Agreement, we are not exposed to fluctuations in costs or market conditions. Our Plasticizers Production Agreement was amended in May 2008, after BASF nominated zero pounds of phthalic anhydride, or PA, under the prior version of the agreement due to deteriorating market conditions, which ultimately resulted in the closure of our PA unit, and again in July 2009, to add the use of an additional storage tank by BASF to the facility fee.
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
     We sold substantially all of our remaining styrene inventory during the first quarter of 2008. The process of decommissioning our styrene facility was completed by the end of 2008, and the associated costs incurred for 2008 was $18.9 million. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people and recognized and paid $1.4 million of severance costs in 2008. In addition, as a result of our work force reduction, the accrual of defined benefits for all future services of a significant number of employees was eliminated and we recorded a curtailment loss of $1.2 million for our benefit plans in 2008.
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
Recent Developments
     On October 12, 2009, John R. Beaver, our Senior Vice President — Finance and Chief Financial Officer announced his resignation from Sterling, effective as of October 31, 2009. Ms. Carla Stucky, Vice President and Corporate Controller of Sterling, will assume Mr. Beaver’s responsibilities as our principal financial officer beginning October 31, 2009 until we engage a new Chief Financial Officer. Ms. Stucky has been our Corporate Controller since December 2007 and has served as one of our Vice Presidents since September 2008. Prior to joining us, Ms. Stucky served as Corporate Controller for Outsource Partners International, Inc. from July 2006 through November 2007, as Director of Finance for Hempel A/S from April 2005 to July 2006, as Assistant Controller for Nabors Industries, Ltd., from April 2003 to March 2005, as Director of Reporting and Corporate Accounting for Live Nation from May 1999 to March 2003, and as an Audit Manager in the audit practice of PricewaterhouseCoopers prior to May 1999.
     Under the Restated Certificate of Designations, Preferences, Rights and Limitations of our Series A Convertible Preferred Stock, or our Preferred Stock, the holders of our Preferred Stock have the exclusive right to remove and replace members of our Board of Directors that were elected to our Board of Directors by the holders of our Preferred Stock. On November 6, 2009, the holders of our Preferred Stocked removed Mr. Byron J. Haney as a Director, which also caused Mr. Haney’s removal as a member and the Chairman of the Audit Committee of our Board of Directors. Mr. Haney had served as a Director and as Chairman of the Audit Committee of our Board of Directors since December 2002. On November 6, 2009, the holders of our Preferred Stock elected Daniel Fishbane to our Board of Directors, effective as of November 6, 2009, to fill the vacancy resulting from Mr. Haney’s removal.
     Mr. Fishbane is a Senior Vice President and the Chief Financial Officer of M.D. Sass Investors Services. Inc., or M.D. Sass, the sole owner of Resurgence Asset Management, L.L.C., or Resurgence. Resurgence has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of over 98% of our Preferred Stock and over 55% of our common stock, representing ownership of over 85% of the total voting power of our equity. The holders of our Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity.
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Revenues and income (loss) from continuing operations
     Our revenues were $27.2 million for the third quarter of 2009, a 36% decrease from the $42.4 million in revenues we recorded for the third quarter of 2008. We had a net loss from continuing operations of $3.0 million for the third quarter of 2009, compared to net income from continuing operations of $3.0 million in the third quarter of 2008.
     Revenues from our acetic acid operations were $20.9 million in the third quarter of 2009, a 42% decrease from the $35.8 million in revenues we received from these operations in the third quarter of 2008. This decrease in acetic acid revenues in the third quarter of 2009 was primarily due to a $6.2 million reduction in cost reimbursements from BP Chemicals as a result of lower production and energy costs compared to the third quarter of 2008, a $1.9 million reduction in revenue due to lower acetic acid contribution margin and sales volumes and the inclusion of $6.5 million of revenues in the third quarter of 2008 related to the settlement of a blend gas dispute with BP Chemicals. Gross profit for our acetic acid operations was zero for the third quarter of 2009 compared to a gross profit of $9.6 million for the third quarter of 2008. This decrease in gross profit was primarily due to reduced revenue resulting from lower acetic acid contribution margin and sales volumes discussed above for the three-month period ended

September 30, 2009 compared to the same period in 2008, as well as the inclusion of $6.5 million in revenues in the third quarter of 2008 related to the settlement of the blend gas dispute with BP Chemicals. In addition, we incurred $0.3 million of project start-up costs in 2009.
     Revenues from our plasticizers operations were $6.0 million in the third quarter of 2009, a 9% decrease from the $6.6 million in revenues we received from these operations in the third quarter of 2008. Revenues for the third quarter of 2009 were lower primarily due to decreased cost reimbursements of $0.7 million from BASF as a result of lower energy costs in the third quarter of 2009 compared to the third quarter of 2008. Gross profit from our plasticizers operations was $1.5 million for the third quarter of 2009 compared to $0.4 million for the third quarter of 2008. This increase in gross profit for the third quarter of 2009 was primarily due to favorable economic indices applicable to various components of reimbursable costs under our Plasticizers Production Agreement.
     Other gross profit was $0.7 million for the third quarter of 2009 compared to a loss of $0.9 million for the third quarter of 2008. This improvement was primarily due to the reversal of the $1.0 million litigation reserve in the third quarter of 2009.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $2.9 million for the third quarter of 2009 compared to $3.7 million for the third quarter of 2008. This decrease was primarily due to a reduction in legal fees resulting from the resolution of various lawsuits that were being litigated during the 2008 period. The amounts stated above for the third quarter of 2009 and 2008 exclude insurance reimbursements of $0.2 million and $0.7 million, respectively, which are recorded in other income.
     Impairment of long-lived assets
     We recorded zero and $0.8 million for impairment of long-lived assets for the third quarter of 2009 and 2008, respectively. The $0.8 million impairment in the third quarter of 2008 was for the write-down of our turbo generator units as a result of the decision to permanently discontinue use of those units.
     Interest income
     We recorded $0.1 million of interest income in the third quarter of 2009 compared to $1.0 million in the third quarter of 2008. This decrease was due to lower interest earned on our cash investments in 2009 compared to 2008.
     Other income
     Our other income was $0.2 million for the third quarter of 2009 compared to $1.5 million for the third quarter of 2008. This decrease in other income for the third quarter of 2009 compared to the third quarter of 2008 was primarily due to a decrease in reimbursements under our insurance policies for legal fees as a result of the resolution of various lawsuits that were being litigated during the 2008 period.
     Benefit for income taxes
     During the third quarter of 2009, we recorded a net tax benefit of $1.3 million for income taxes from continuing operations, compared to a net tax benefit of less than $0.1 million for income taxes from continuing operations for the third quarter of 2008. The net tax benefit in the third quarter of 2009 was generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. The net tax benefit in the third quarter of 2008 was generated due to a refund of alternative minimum tax. Our continuing operations effective tax rate was 31.1% for the three-month period ended September 30, 2009 compared to an effective tax rate of 3.4% for the period ended September 30, 2008. There was no change to the valuation allowance of $52.0 million.

     Income (loss) from discontinued operations, net of tax
     During the third quarter of 2009, net income from discontinued operations, net of tax was $1.8 million compared to a net loss from discontinued operations, net of tax, of $1.8 million for the third quarter of 2008. The difference was primarily due to the significant costs we incurred during the third quarter of 2008 to complete the decommissioning of our styrene facility.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Revenues and loss from continuing operations
     Our revenues were $85.5 million for the nine-month period ended September 30 2009, a 33% decrease from the $128.5 million in revenues we recorded for the nine-month period ended September 30, 2008. We had a net loss from continuing operations of $7.0 million in the first nine months of 2009, compared to a net loss from continuing operations of $2.0 million in the first nine months of 2008.
     Revenues from our acetic acid operations were $64.5 million for the nine-month period ended September 30, 2009, a 38% decrease from the $103.9 million in revenues we received from these operations for the nine-month period ended September 30, 2008. This decrease in acetic acid revenues in the first nine months of 2009 compared to the first nine months of 2008 was primarily due to a $23.3 million reduction in cost reimbursements from BP Chemicals due to lower energy costs and reduced production, which resulted from the shutdown of our acetic acid unit in June 2009 for scheduled maintenance. Additionally we had an $8.3 million reduction in revenue resulting from reduced contribution margin and sales volumes for the first nine months of 2009 compared to the first nine months of 2008 and revenues for the first nine months of 2008 included $6.5 million for the blend gas dispute with BP Chemicals. Gross profit from our acetic acid operations was $4.5 million for the first nine months of 2009 compared to $23.1 million for the first nine months of 2008. The $18.6 million decrease in gross profit was primarily due to $8.3 million of reduced revenue resulting from reduced contribution margins and sales volumes discussed above, a $6.5 million decrease related to the settlement of the blend gas dispute in 2008 and increased project start-up costs and overhead expenses in 2009 of $0.9 million and $0.8 million, respectively, compared to 2008.
     Revenues from our plasticizers operations were approximately $20.2 million for the nine months ended September 30, 2009, a 16% decrease from the $24.1 million in revenues we received from these operations for the nine months ended September 30, 2008. In the first nine months of 2009, our revenues were lower primarily due to decreased cost reimbursements of $2.5 million resulting from lower energy costs, which were offset by increased revenues of $2.7 million due to reimbursement for the capital project to redesign our process wastewater treatment system. Additionally, our revenues for the nine months ended September 30, 2008 included $3.7 million in cost reimbursements related to the closure of our phthalic anhydride, or PA, unit. Gross profit from our plasticizers operations was $4.2 million for the first nine months of 2009 compared to $3.5 million for the first nine months of 2008. The increase in gross profit for the first nine months of 2009 compared to the first nine months of 2008 was primarily due to favorable economic indices applicable to various components of reimbursable costs under our Plasticizers Production Agreement.
     Other gross profit was approximately $0.3 million for the nine months ended September 30, 2009 compared to a loss of $3.3 million for the nine months ended September 30, 2008. This improvement was primarily a result of styrene residual costs incurred in 2008 that were significantly reduced, with the remaining costs being allocated to the acetic acid and plasticizers segments in 2009. Additionally, we reversed the $1.0 million litigation reserve in the third quarter of 2009.
     Impairment of long-lived assets
     We recorded zero and $7.4 million for impairment of long-lived assets for the nine months ended September 30, 2009 and 2008, respectively. The $7.4 million impairment in the first nine months 2008 was for the $6.6 million write-down of PA assets to zero as a result of the shutdown of our PA unit, and a $0.8 million write-down of our turbo generator units as a result of the decision to permanently discontinue use of those units.

     Interest and debt related expenses
     We recorded $12.0 million and $13.1 million of interest and debt related expenses for the nine months ended September 30, 2009 and 2008, respectively. The reduction in interest and debt expense for the nine months ended September 30, 2009 was primarily due to the penalty interest incurred on our Secured Notes in 2008 of $0.3 million and a $0.2 million write-off of debt fees resulting from the reduction of our commitment under our revolving credit facility in the second quarter of 2008.
     Interest income
     We recorded $0.7 million of interest income for the first nine months of 2009 compared to $3.5 million in the first nine months of 2008. This decrease was due to lower interest earned on our cash investments during the first nine months of 2009 compared to the same period in 2008.
     Other income
     Our other income was $2.9 million for the first nine months of 2009 compared to $1.5 million for the first nine months of 2008. This increase in other income was primarily due to the receipt of a $1.1 million previously disputed contractual payment in 2009 and a $0.2 million increase in reimbursements of legal fees related to various lawsuits during the first nine months of 2009 compared to the first nine months of 2008.
     Benefit for income taxes
     During the nine month periods ended September 30, 2009 and 2008, we recorded net tax benefit of $2.5 million and less than $0.1million, respectively, for income taxes from continuing operations. The net tax benefit in the nine-month period ended September 30, 2009, was generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. The net tax benefit in the nine-month period ended September 30, 2008, was generated due to a refund of alternative minimum tax. Our continuing operations effective tax rate was 26.9% for the nine month period ended September 30, 2009, compared to an effective tax rate of 3.4% for the nine month period ended September 30, 2008. For the nine months ended September 30, 2009, there was no change to our valuation allowance of $52.0 million.
     Income (loss) from discontinued operations, net of tax
     During the first nine months of 2009, net income from discontinued operations, net of tax, was $5.4 million compared to a net loss from discontinued operations, net of tax, of $9.8 million for the first nine months of 2008. The difference was primarily due to the significant costs we incurred during the third quarter of 2008 to complete the decommissioning of our styrene facility.
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
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, Sterling Energy, the trustee and The CIT Group/Business Credit, Inc, or CIT. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our indenture.
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
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with CIT as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility is secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. Borrowings under our revolving credit facility bear interest, at our option, at an annual rate of a base rate plus 0.0% to 0.50% or the LIBOR rate plus 1.50% to 2.25%, depending on our borrowing availability at the time. We are also required to pay an aggregate commitment fee of 0.375% per year (payable monthly) on any unused portion of our revolving credit facility. Available credit under our revolving credit facility is subject to a monthly borrowing base of 70% of eligible accounts receivable plus 65% of eligible inventory. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, we reduced our commitment under our revolving credit facility to $25 million on June 30, 2008. On November 7, 2008, we further amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investment of cash and other assets, payment of cash dividends, repurchase of debt and equity securities, modification of preferred stock terms, entry into affiliated transactions, disposition of assets and engagement in certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment.
     On November 1, 2009, CIT’s parent company, CIT Group Inc., and another CIT Group subsidiary announced that they would proceed with a prepackaged plan of reorganization. CIT and CIT Group’s other operating subsidiaries are not included in the bankruptcy filing, and according to media reports, are expected to continue operations during the pendency of the bankruptcy case. We are closely monitoring this situation, but we do not believe it will have a material impact on our financial condition or our ability to fund operations, although we cannot guarantee that a material impact will not occur.
     As of September 30, 2009, total credit available under our revolving credit facility was $6.9 million, there were no loans outstanding and we had $3.5 million in letters of credit outstanding, resulting in borrowing availability of $3.4 million. As our revolving credit facility includes both a subjective acceleration clause and a lock-box arrangement, any balances outstanding under our revolving credit facility would be classified as a current portion of long-term debt.

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
     Our liquidity (i.e., cash and cash equivalents plus total credit available under our revolving credit facility) was $156.9 million at September 30, 2009, a decrease of $10.3 million compared to our liquidity at December 31, 2008. This decrease was primarily due to an $8.1 million decrease in our borrowing base as a result of reduced accounts receivable compared to December 31, 2008.
     Distress in the financial markets during 2008 and 2009 has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there has not been a significant impact to our financial condition, results of operations or liquidity during the third quarter of 2009. We believe that our cash on hand and cash generated from continuing operations, along with credit available under our revolving credit facility, will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Working Capital
     Our working capital was $134.1 million as of September 30, 2009, a decrease of $11.9 million from our working capital of $146.0 million as of December 31, 2008. This decrease was primarily due to an $11.5 million accrual for interest related to our Secured Notes, capital expenditures of $9.0 million, shutdown costs of $2.7 million, a variable compensation accrual of $1.6 million and a property tax accrual of $1.1 million, offset by a $13.0 million increase in revenue accruals and a $1.0 million litigation reserve reversal.
Cash Flow
     Net cash provided by operations was $5.9 million for the first nine months of 2009, compared to $61.9 million during the first nine months of 2008. This decrease in net cash flow provided by operations during the first nine months of 2009 was primarily due to the monetization of our styrene working capital of approximately $67.0 million in 2008. Net cash flow used in investing activities was $8.6 million during the first nine months of 2009, compared to $4.8 million for the first nine months of 2008. This increase was primarily due to increased capital expenditures for acetic acid related projects, a process wastewater treatment system, routine safety, environmental, replacement capital and profit improvement projects. There was no cash flow provided by financing activities in the first nine months of 2009 or 2008.
Capital Expenditures
     Our capital expenditures were $9.0 million during the first nine months of 2009 compared to $4.8 million during the first nine months of 2008. Capital expenditures during the first nine months of 2009 were $4.4 million for our portion of acetic acid related projects, including construction of an acetic acid pipeline and other replacement and debottlenecking projects, and $1.7 million for a capital project to redesign our process wastewater treatment system. Costs incurred for routine safety, environmental, replacement capital and profit improvement projects were $2.9 million for the first nine months of 2009.
     We expect our capital expenditures for the remainder of 2009 to be approximately $1.7 million, including $0.2 million for our portion of acetic acid related projects. The remaining $1.5 million is primarily for routine safety, environmental, replacement capital and profit improvement projects.

Contractual Cash Obligations
     As of September 30, 2009, there have not been any significant changes to the contractual obligations disclosed in our Annual Report.
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
New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, Topic 805, “Business Combinations,” or Topic 805. Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. Topic 805 provides guidance for fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred and disclosures required as a result of a business combination. We implemented Topic 805 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued ASC Topic 810-10-65-1, “Consolidation — Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or Topic 810-10-65-1. Topic 810-10-65-1 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Topic 810-10-65-1 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented Topic 810-10-65-1 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued ASC Topic 808, “Collaborative Arrangements,” or Topic 808. Topic 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Topic 808 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applies retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We implemented Topic 808 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging,” or Topic 815. Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented Topic 815 effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 805-20-25-18A, “Business Combinations — Assets and Liabilities that Arise from Contingencies,” or Topic 805-20-25-18A, which applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. Topic 805-20-25-18A requires the acquirer to recognize such an asset or liability at the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period or, if it cannot be determined during the measurement period, if, consistent with ASC Topic 450, “Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. We implemented ASC Topic 805-20-25-18A effective January 1, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 825-10-65-1, “Financial Instruments — Interim Disclosures about Fair Value of Financial Instruments,” or Topic 825-10-65-1. Topic 825-10-65-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as for their annual financial statements. Topic 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We implemented Topic 825-10-65-1 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 320-10-65-1, “Investments — Debt and Equity Securities — Recognition and Presentation of Other-Than-Temporary Impairments,” or Topic 320-10-65-1, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. Topic 320-10-65-1 became effective for our quarter ending June 30, 2009. We implemented Topic 320-10-65-1 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 820-10-65-4, “Fair Value Measurements and Disclosures - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or Topic 820-10-65-4. Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased. Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Topic 820-10-65-4 became effective for our quarter ending June 30, 2009. We implemented Topic 820-10-65-4 effective June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In May 2009, the FASB issued ASC Topic 855, “Subsequent Events,” or Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. In particular, Topic 855 sets forth:
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
Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We implemented Topic 855 for the period ending June 30, 2009, and it had no impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” or Topic 105, which establishes the FASB Accounting Standards CodificationTM, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We implemented Topic 105 effective September 30, 2009, and are following the guidance of Topic 105 and the Codification in applying U.S. GAAP.

Future Adoption of Accounting Standards:
     In December 2008, the FASB issued ASC Topic 715-20-50, “Compensation — Retirement Benefits,” or Topic 715-20-50. Topic 715-20-50 requires enhanced disclosures about the assets held by defined benefit pension and other post-retirement plans. The enhanced disclosures required by Topic 715-20-50 are intended to provide users of financial statements with a greater understanding of (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for reporting periods and (e) significant concentrations of risk within plan assets. Topic 715-20-50 is effective for the year ending December 31, 2009. We do not believe the implementation of Topic 715-20-50 will have a material impact on our condensed consolidated financial statements.
     In June 2009, the FASB issued ASC Topic 810-10-15, “Consolidation — Variable Interest Entities,” or Topic 810-10-15. Topic 810-10-15 improves financial reporting by enterprises involved with variable interest entities and provides more relevant and reliable information to users of financial statements. Topic 810-10-15 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within that first annual reporting period. We do not believe the implementation of Topic 810-10-15 will have a material impact on our condensed consolidated financial statements.
     In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall,” or ASU No. 2009-05, which provides guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after its issuance, and is, therefore, effective for us beginning with the fourth quarter of 2009. We do not believe the implementation of ASU 2009-05 will have a material impact on our condensed consolidated financial statements.
     In September 2009, the FASB issued ASU No. 2009-12, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall,” or ASU No. 2009-12, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). ASU No. 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009. We do not believe the implementation of ASU 2009-12 will have a material impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our $150 million of Secured Notes bear interest at an annual rate of 10 1/4%, payable semi-annually on April 1 and October 1 of each year. The fair value of our Secured Notes is based on their quoted price, which may vary in response to changing interest rates. As of September 30, 2009, the fair value of our Secured Notes was approximately $143.3 million.
Item 4T. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Security and Exchange Commission’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
     Our management, with the participation of our Chief Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009. Although we identified a control deficiency in the first quarter of 2009 that represents a material weakness in our internal control over financial reporting, we believe this control deficiency has been remediated as of September 30, 2009.
     The material weakness resulted from a lack of effective controls over the accounting for utilities at our Texas City facility, specifically accounting for the flow of water throughout our facility. Management has implemented the following controls to remedy the material weakness:
•	management’s annual review and approval of the pre-established allocation percentages and any significant changes to the allocation;

•	management’s review and approval of the methodology used to address the allocation limitations in our general ledger system; and

•	management’s review and approval of the volume data from the meter to our general ledger system, including formulas used to correct the volume data; and

•	no less than quarterly a formal communication made by operations to accounting, which outlines changes, or confirms no changes, to the physical flows of water in the plant.
     Although these controls were implemented in the second quarter of 2009, they were not in effect for a sufficient period of time and were not sufficiently supported by evidence of performance. During the third quarter of 2009, these controls were in effect and were effectively supported by evidence that could be tested. Based on the results of our testing, our Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f). In light of the resignation of our Chief Financial Officer effective October 31, 2009, steps have been taken to provide reasonable assurance that financial reporting and disclosure controls remain effective.
     We believe that our financial statements contained in this report on Form 10-Q for the three and nine months ended September 30, 2009, accurately present our financial condition, results of operations and cash flows in all material respects.
     Changes in Internal Control over Financial Reporting. Other than the identified changes discussed above, there have been no changes in our internal control over financial reporting for the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 4 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.

Item 6. Exhibits
     The following are filed or furnished as part of this Form 10-Q:

Exhibit
Number		Description of Exhibit

++10.1	—	First Amendment to Third Amended and Restated Plasticizers Production Agreement dated effective as of July 1, 2009 between BASF Corporation and Sterling Chemicals, Inc.

*+10.2	—	Fourth Amended and Restated Severance Pay Plan.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Principal Financial Officer.

*	Filed or furnished herewith

+	Management contract or compensatory plan or arrangement

++	Filed herewith. Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: November 10, 2009	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: November 10, 2009	By	/s/ CARLA E. STUCKY
Carla E. Stucky
Vice President and Corporate Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

++10.1	—	First Amendment to Third Amended and Restated Plasticizers Production Agreement dated effective as of July 1, 2009 between BASF Corporation and Sterling Chemicals, Inc.

*+10.2	—	Fourth Amended and Restated Severance Pay Plan.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Principal Financial Officer.

*	Filed or furnished herewith

+	Management contract or compensatory plan or arrangement

++	Filed herewith. Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment