Form 10-K
period 2009-12-31
STERLING CHEMICALS INC
filed 2010-03-24
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., was $10,221,032.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of February 28, 2010, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.
     Portions of the definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

		Page
	PART I

Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 2.	Properties	18
Item 3.	Legal Proceedings	18

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A (T).	Controls and Procedures	70

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	71
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions, and Director Independence	72
Item 14.	Principal Accountant Fees and Services	72

	PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules	73
EX-10.1.B
EX-10.7
EX-10.08.A
EX-10.9.A
EX-10.10.F
EX-10.13.C
EX-10.13.D
EX-10.14
EX-10.15
EX-10.18.B
EX-10.25.A
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

Forward-Looking Statements
     This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. Statements in this report that contain forward-looking statements include, but are not limited to, information concerning our possible or assumed future results of operations and our future plans with respect to our plasticizers business and facility and related disclosures. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report.
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
Item 1. Business
     We were formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company. We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. Our primary products are acetic acid and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer and purified terephthalic acid, which are used in a variety of products, including adhesives, surface coatings, polyester fibers, and films and plastic bottle resins, respectively. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends to 2031, all of our acetic acid production is sold to BP Amoco Chemical Company, or BP Chemicals. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals.

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
     Our plasticizers business is comprised of two separate products: phthalate esters and phthalic anhydride, together commonly referred to as plasticizers. All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF. Since 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our agreement with BASF, or our Plasticizers Production Agreement, which has been amended several times. We also previously produced phthalic anhydride, or PA, for BASF under the Plasticizers Production Agreement. Under our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective as of April 1, 2008, we and BASF amended our Plasticizers Production Agreement after BASF nominated zero pounds of PA under the prior version of the agreement due to deteriorating market conditions, ultimately resulting in the closure of our PA unit. The closure of our PA unit did not, however, impact our continued production of plasticizers for BASF. On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective December 31, 2010, at which time we will no longer produce plasticizers for BASF. We will not be subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement. BASF, on the other hand, will be required to pay us an early termination fee of $9.8 million on December 31, 2010. In December 2010, in connection with the termination of our Plasticizers Production Agreement, we will be required to refund BASF’s $1.0 million pre-payment deposit previously paid by BASF. We are in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business after the termination of our Plasticizers Production Agreement with BASF. Since we are in the early stages of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing the plasticizers business after December 31, 2010. In the event we conclude to permanently close our plasticizers facility, we have also developed plans for restructuring our operating costs following the termination of our Plasticizers Production Agreement. If we are unable to continue our plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. However, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors”.
     Prior to 2008, we produced styrene as one of our principal products. On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., which was subsequently assigned by NOVA Chemicals Inc. to INEOS NOVA LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     We sold substantially all remaining styrene inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008, with $18.9 million of the $19.6 million in total costs associated with the decommissions being incurred in 2008. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people and recognized and paid $1.4 million of severance costs in 2008. In addition, as a result of our work force reduction, the accrual of defined benefits for all future services of a significant number of employees was eliminated and we recorded a curtailment loss of $1.2 million for our benefit plans in 2008. The revenues and gross profit (loss) from our styrene operations, which are reflected in discontinued operations, include $12.4 million of deferred income from the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method, are summarized below:

	Year ended December 31,
	2009	2008
	(Dollars in Thousands)
Revenues	$12,382	$26,591
Gross profit (loss)	10,903	(7,757)
     We own the acetic acid and plasticizers manufacturing units located at our Texas City facility. We lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land. We also lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, which constructed a cogeneration facility on that land. However as our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy elected to terminate the joint venture and the Joint Venture Agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, was amended to extend its term until the later of November 30, 2009 or upon completion of all final audits, and to address several matters related to the sale of the cogeneration facility, the distribution of the joint venture’s assets and the termination and winding-up of its affairs. We expect the joint venture to be terminated and wound-up during 2010. We lease space for our principal offices located in Houston, Texas. As of December 31, 2009, we operated in two segments: acetic acid and plasticizers.
Business Strategy
     Our strategic objectives include:
•	safe, reliable and environmentally responsible operations;
•	effective utilization of available capacity;
•	superior expense and capital expenditure management;
•	expansion of capacity through low cost or strategic investments;
•	flawless execution of contract management and administration;
•	monetization of under-utilized assets and infrastructure;
•	capture of economic merger and acquisition opportunities;
•	optimized capital structure, tax credits and governmental subsidies;
•	top-quality human resource management, development and utilization; and
•	leading shareholder returns.
     Operating Our Facilities Safely, Reliably and in an Environmentally Responsible Manner. We believe in operating our facilities in a manner that earns the confidence of our employees and our community. We have created a positive and open safety culture in which employee participation is encouraged in an atmosphere of ownership and pride. We proactively protect the safety of our employees, the community and the environment through the systematic identification, reduction and management of risks. Expectations and accountabilities for safety have been defined for all levels of our organization, and employees have aligned their personal goals to meet these responsibilities. Management and employee variable compensation programs are partially dependent on our individual and collective accomplishments. Our Board of Directors, or our Board, is informed of our progress towards maintaining and improving our process safety programs through the use of performance metrics under our compensation programs and quarterly presentations to the Environmental, Health & Safety Committee of our Board.
     Profitably Grow Our Business. We believe that our acetic acid facility is well positioned for cost-effective future capacity expansions at low relative incremental cost due to previous investments made by us and BP Chemicals. These investments include the installation of a new reactor in 2003 that is capable of producing up to 1.7 billion pounds of acetic acid annually and the replacement of the primary column of our acetic acid facility in June 2009 with a column sized in excess of existing capacity. Although slowdowns in the housing and automotive markets during 2009 resulted in reduced demand for vinyl acetate monomer and, consequently, acetic acid in North America for the short-term, as demand for acetic acid recovers and grows, we intend to grow our acetic acid business through capacity expansions that take advantage of this positioning.
     Monetize Under-utilized Assets and Infrastructure. Our Texas City facility is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. We also have approximately 240 excess tons of perpetual NOx allowances under the Texas Commission on Environmental Quality Mass Emissions Cap and Trade Program which apply to the eight county Houston-Galveston-Brazoria, Texas nonattainment area, which may be sold or used for development projects. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets, management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit.
     Pursue Economic Merger and Acquisition Opportunities. We are pursuing strategic acquisitions, focusing on manufacturing businesses and assets which would allow us to increase the size and scope of our business, while adding revenue diversification to our existing businesses. We believe that the current economic environment has increased the potential number of acquisition targets and has provided an ideal situation for us to acquire businesses on favorable terms.
Industry Overview
     Acetic Acid. The North American acetic acid industry has enjoyed a long period of sustained domestic demand growth, as well as substantial export demand. This has led to North American industry utilization rates above 85% over the last six years. Although slowdowns in the housing and automotive markets during 2009 resulted in reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America for the short-term, Tecnon OrbiChem, or Tecnon, projects acetic acid utilization rates will increase to over 98% by 2013. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important factors. There are only four large producers of acetic acid in North America. Historically these producers have made capacity additions primarily through small expansion projects or the exploitation of debottlenecking opportunities. Finally, the North American acetic acid industry tends to sell most of its products through long-term sales agreements having formula based pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     Global production capacity of acetic acid as of December 31, 2009 was approximately 31 billion pounds per year, with current North American production capacity at approximately six billion pounds per year. The North American acetic acid industry is mature and well developed, with the four major acetic acid producers accounting for approximately 94% of production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 35% of global demand. Although slowdowns in the housing and automotive markets over the last year have reduced global demand for vinyl acetate monomer in the short-term, annual global production of vinyl acetate monomer is expected to increase from 10.3 billion pounds in 2008 to 14.2 billion pounds in 2013.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based non-linear technology. We produce both linear and non-linear plasticizers used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials. Feedstocks for plasticizers consist of PA and oxo-alcohols. Linear plasticizers have historically received a premium over competing propylene-based branched products for customers that require enhanced performance properties. Although we have not been exposed to fluctuations in costs or market conditions due to the contract terms in our Plasticizers Production Agreement with BASF, the markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other or by the introduction of new products. Over the last several years, the price of linear alpha-olefins increased sharply, which caused many consumers to switch to lower cost branched products such as propylene-based plasticizers, despite the loss of some performance properties. As a result, we modified our plasticizer production facilities during the third quarter of 2006 to include branched plasticizers production. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications, although recently some branched plasticizers products have been the subject of health related concerns. Following termination of the Plasticizers Production Agreement, we may face greater cost fluctuations or exposure to market conditions if we continue to operate the plasticizers business. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors”.
Product Summary
     The following table summarizes our principal products, including our capacity, the primary end uses for each product, the raw materials used to produce each product and the major competitors for each product. “Capacity” represents rated annual production capacity as of December 31, 2009, which is calculated by estimating the number of days in a typical year that a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number of days by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product	Intermediate
(Capacity)	Products	Primary End Products	Raw Materials	Major Competitors
Acetic Acid (1.3 billion pounds per year)	Vinyl acetate monomer, terephthalic acid and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG, Eastman Chemical Company and Lyondell Basell Chemical Company

Plasticizers (200 million pounds per year of phthalate esters)	Flexible polyvinyl chloride, or PVC	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Oxo-Alcohols and Phthalic Anhydride	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation
Products
     Acetic Acid. Our acetic acid is used primarily to manufacture vinyl acetate monomer and purified terephthalic acid, which are used in a variety of products, including adhesives, surface coatings, polyester fibers, and films and plastic bottle resins, respectively. We have the third largest production capacity for acetic acid in North America. Our acetic acid unit has a rated annual production capacity of approximately 1.3 billion pounds, which represents approximately 19% of total North American capacity. All of our acetic acid production is sold to BP Chemicals, and we are BP Chemicals’ sole source of production in the Americas. We sell all of our acetic acid to BP Chemicals pursuant to our Acetic Acid Production Agreement that extends until 2031. For a further description of our agreement with BP Chemicals, please refer to “Acetic Acid-BP Chemicals” under “Contracts.”
     Plasticizers. Our plasticizers business involves the production of phthalate esters, commonly referred to as plasticizers, from PA and oxo-alcohols. All of our plasticizers, which are used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF pursuant to our Plasticizers Production Agreement. Since 1986, we have sold all our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which has been amended several times. We also previously produced PA for BASF under the Plasticizers Production Agreement. Effective as of April 1, 2008, we and BASF amended our Plasticizers Production Agreement after BASF nominated zero pounds of PA under the prior version of the agreement, ultimately resulting in the closure of our PA unit. The closure of our PA unit did not, however, impact our continued production of plasticizers for BASF. On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective December 31, 2010, at which time we will no longer produce plasticizers for BASF. We will not be subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement. BASF, on the other hand, will be required to pay us an early termination fee of $9.8 million on December 31, 2010. In December 2010, in connection with the termination of our Plasticizers Production Agreement, we will be required to refund BASF’s $1.0 million pre-payment deposit previously paid by BASF. We are in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business after the termination of our Plasticizers Production Agreement with BASF. Since we are in the early stages of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing the plasticizers business after December 31, 2010. In the event we conclude to permanently close our plasticizers facility, we have also developed plans for restructuring our operating costs following the termination of our Plasticizers Production Agreement. If we are unable to continue the plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. However, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors”.
Sales and Marketing
     Our products are generally sold to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. Our Acetic Acid Production Agreement provides for the dedication of 100% of our production of acetic acid to BP Chemicals, and our Plasticizers Production Agreement provides for the dedication of 100% of our production of plasticizers to BASF. Under our Acetic Acid Production Agreement, we are reimbursed for our actual fixed and variable manufacturing costs (other than specified indirect costs) and also receive an agreed share of the profits earned from this business. Under our Plasticizers Production Agreement, we are reimbursed for our manufacturing costs and also receive a quarterly “facility fee” for the production unit included in our plasticizers business, but do not share in the profits or losses from that business.
Contracts
     Our significant contracts are described below.
     Acetic Acid-BP Chemicals
     In 1986, we entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals, which has since been amended several times. We sell all of our acetic acid production to BP Chemicals under our Acetic Acid Production Agreement and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production (other than specified indirect costs). Revenues from our acetic acid segment were $87.3 million and $129.7 million for the years ended December 31, 2009 and 2008, respectively, representing approximately 76% and 80%, respectively, of our total revenues for such period. Other than our Acetic Acid Production Agreement, we do not have any material relationships with BP Chemicals.
     Plasticizers-BASF
     Since 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which has been amended several times. We also previously produced PA for BASF under the Plasticizers Production Agreement. Under our Plasticizers Production Agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective as of April 1, 2008, our Plasticizers Production Agreement was amended and restated in connection with BASF’s nomination of zero pounds of PA in response to deteriorating market conditions, ultimately resulting in the closure of our PA unit. The closure of our PA unit did not, however, impact our continued production of plasticizers for BASF. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF paid us an aggregate amount of approximately $3.2 million. However, we are obligated to refund 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million payment from BASF was made in exchange for the termination of BASF’s obligations under our Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit and, consequently, is recognized using the straight-line method over the restricted period from April 1, 2008 through December 31, 2010. In addition, during the first half of 2008, BASF paid us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit have been incurred and expensed, and the $3.7 million in cost reimbursements was recognized as revenue in the first half of 2008.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective December 31, 2010. We will not be subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement. BASF, on the other hand, will be required to pay us an early termination fee of $9.8 million on December 31, 2010, at which time we will no longer produce plasticizers for BASF. In December 2010, in connection with the termination of our Plasticizers Production Agreement, we will be required to refund BASF’s $1.0 million pre-payment deposit previously paid by BASF. If we continue to operate the plasticizers business after the termination of our Plasticizers Production Agreement, we will be required to make payments to BASF for its undepreciated capital expenditures related to past capital projects paid by BASF, over the remaining balance of the original term of our Plasticizers Agreement, based on a straight line, 8-year life. As of December 31, 2010, we expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million, and $0.3 million potentially to be paid in 2011, 2012, 2013, and 2014, respectively. If within 90 days after the termination of our Plasticizers Production Agreement, we provide written notice to BASF of our election to permanently close our plasticizers facility, the undepreciated capital expenditures paid by BASF for all capital projects is deemed to be zero, and we will not be required to make any payments to BASF. We are in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business after the termination of our Plasticizers Production Agreement with BASF. Since we are in the early stages of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing the plasticizers business after December 31, 2010. In the event we conclude to permanently close our plasticizers facility, we have also developed plans for restructuring our operating costs following the termination of our Plasticizers Production Agreement. If we are unable to continue the plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. However, we do not believe that these effects will impact our ability to continue as a going concern. Revenues from our plasticizers segment were $26.0 million and $31.0 million for the years ended December 31, 2009 and 2008, respectively, representing approximately 23% and 19%, respectively, of our total revenues for such period. Gross profit from our plasticizers operations was $5.9 million in 2009 and $4.1 million in 2008. Other than our Plasticizers Production Agreement, we do not have any material relationships with BASF.
     Sales to major customers constituting 10% or more of total revenues are included in Note 11 of the “Notes to Consolidated Financial Statements” included in Item 8, Part II of this Form 10-K.
Raw Materials and Energy Resources
     The aggregate cost of raw materials and energy resources used in the production of our products is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and energy at reasonable prices and on acceptable terms is critical to the success of our business. Although we believe that we will continue to be able to secure adequate supplies of raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Risk Factors.” Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair is our sole source for carbon monoxide and supplies us with all of the carbon monoxide we require for the production of acetic acid from its partial oxidation unit located on land leased from us at our Texas City site. Currently, our methanol requirements are supplied by BP Chemicals under our Acetic Acid Production Agreement. The primary raw materials for plasticizers are oxo-alcohols and orthoxylene, which are supplied by BASF under our Plasticizers Production Agreement. These sources of raw materials tend to mitigate certain risks typically associated with obtaining raw materials, as well as decrease our working capital requirements.
Technology and Licensing
     In 1986, we acquired our Texas City facility from Monsanto Company, or Monsanto. In connection with that acquisition, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition. This license included Monsanto’s technology related to the production of acetic acid and plasticizers. During 1991, BP Chemicals Ltd., or BPCL, purchased Monsanto’s acetic acid technology, subject to existing licenses. Under a technology agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic acid technology developed by BPCL at its acetic acid facilities in England or pursuant to the research and development program provided by BPCL under the terms of such agreement. We do not engage in alternative process research.
Competition
     There are only four large producers of acetic acid in North America. Historically these producers have made capacity additions primarily through small expansion projects or the exploitation of debottlenecking opportunities. The North American plasticizers industry is a mature market, with phthalate esters like those produced by us being subject to excess production capacity and diminishing demand due to the ability of consumers to substitute different raw materials based on relative costs at the time, as well as increasing health concerns regarding these products. A list of our principal competitors is found in the “Product Summary” table above.
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
     Our operating expenditures for environmental matters, primarily waste management and compliance, were $14.5 million and $15.9 million in 2009 and 2008, respectively. During 2009 and 2008, we spent $1.8 million and $1.1 million, respectively, for environmentally-related capital projects and anticipate spending approximately $0.3 million for capital projects related to waste management, incident prevention and environmental compliance during 2010.

     On December 13, 2007, the Texas Commission for Environmental Quality, or the TCEQ, issued an agreed order requiring us to remove all process wastewater from a holding pond at our Texas City facility in order to prevent discharges during heavy rain events. In order to comply with this agreed order, we implemented a capital project at a total cost to us of $2.8 million, which represented the majority of our environmentally-related capital projects in 2008 and 2009.
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
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is subject to the federal government’s June 1997 National Ambient Air Quality Standards, or NAAQS, which lowered the ozone and particulate matter concentration thresholds for attainment. Our Texas City facility is located in an area that the Environmental Protection Agency, or the EPA, has classified as not having achieved attainment under the NAAQS for ozone, either on a 1-hour or an 8-hour basis. Ozone is typically controlled by reduction of emissions of volatile organic compounds, or VOCs, and nitrogen oxide, or NOx. The TCEQ has imposed strict requirements on regulated facilities, including our Texas City facility, to ensure that the air quality control region will achieve attainment status under the NAAQS for ozone. Local authorities may also impose new ozone and particulate matter standards. Compliance with these stricter standards may substantially increase our future control costs for emissions of NOx, VOCs and particulate matter, the amount and full impact of which cannot be determined at this time.
     In 2002, the TCEQ adopted a revised State Implementation Plan, or SIP, in order to achieve compliance with the “1-hour” ozone standard under the Clean Air Act by 2007. The EPA approved this 1-hour SIP, which required an 80% reduction of NOx emissions and extensive monitoring of emissions of highly reactive VOCs or HRVOCs, in the Houston-Galveston-Brazoria area, or the HGB area. Despite implementation of these programs, the HGB area failed to attain compliance with the 1-hour ozone standard. As Section 185 of the Clean Air Act requires implementation of a program of emissions-based fees until this standard is attained, Section 185 fees will be assessed on all emissions of NOx and VOCs in 2008 and beyond in the HGB area which are in excess of 80% of the baseline year. The final rules for administering this fee system will be adopted in 2010. Based on the current draft rules, we do not expect to be assessed any fees in connection with emissions from our Texas City facility.
     In April 2004, the HGB area was designated a “moderate” non-attainment area with respect to the “8-hour” ozone standard of the Clean Air Act. On May 23, 2007, the TCEQ formally adopted revisions to the SIP to bring the HGB area from moderate non-attainment status into attainment status by June 15, 2010. This 8-hour SIP called for relatively modest additional controls at our Texas City facility, which would require very little expense. However, in response to a request from the Governor of Texas, the EPA has now reclassified the HGB area as a “severe” non-attainment area, effective as of October 31, 2008. As a result, the new mandated compliance date for attainment of the 8-hour ozone standard is June 15, 2019. A revised 8-hour SIP to address the HGB area’s severe non-attainment designation is expected to be submitted to the EPA by April 10, 2010. The content of the revised 8-hour SIP is currently unknown, making it difficult to predict our final cost of compliance with these regulations. However, given the permanent shutdown of our PA and styrene facilities, we do not anticipate incurring any further cost of compliance in connection with the revised 8-hour SIP.
     The EPA’s Greenhouse Gas, or GHG, reporting rules became effective on December 29, 2009. Under these rules, GHG monitoring systems must either be in place by April 1, 2010 or an extension request must be filed. We believe that we will be able to attain compliance with the GHG rules by making capital expenditures of less than

$0.1 million in 2010. However, the rules for regulating GHG emissions have not yet been defined and, consequently, we cannot predict what impact, if any, these rules may have on us.
     To reduce the risk of offsite consequences from unanticipated events, we acquired a greenbelt buffer zone adjacent to our Texas City site in 1991. We also participate in a regional air monitoring network to monitor ambient air quality in the Texas City community.
Employees
     As of December 31, 2009, we had 182 employees, of whom approximately 35% (all of our hourly employees at our Texas City facility) were represented by the Texas City, Texas Metal Trades Council, AFL-CIO, or the Union. On May 1, 2007, we entered into a collective bargaining agreement with the Union which is effective through May 1, 2012.
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
     We do not currently carry terrorism coverage on our Texas City facility as we believe it is not economically justified on the terms currently being offered in the industry. While terrorism insurance coverage is available, the premiums for such coverage are very expensive, especially for chemical facilities, and these policies are subject to very high deductibles. In addition, available terrorism coverage typically excludes coverage for losses from acts of foreign governments, as well as nuclear, biological and chemical attacks.
     On September 13, 2008, Hurricane Ike struck the Texas Gulf Coast very near our Texas City facility. Our Texas City facility was shut down and secured prior to landfall and did not sustain any significant structural damage, although we did sustain some minor damage to three of our barge docks. Our Texas City facility lost all power and ancillary utilities during the storm, including our steam boilers. The resulting production outage lasted approximately 15 days, with our Texas City facility returning to normal operating levels on September 28, 2008. The losses we incurred from Hurricane Ike during 2008 totaled $2.6 million, and we incurred additional expenses of $0.2 million in 2009 related to damages caused by Hurricane Ike. Our total loss from Hurricane Ike of $2.8 million was less than the deductibles under our insurance policies and, as such, we did not recover any of these losses under our insurance policies.
Access to Filings
     Access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act, as well as reports filed electronically pursuant to Section 16(a) of the Exchange Act, may be obtained through our website (http://www.sterlingchemicals.com) at no cost, as soon as reasonably practicable after we have electronically filed such material with the SEC. The contents of our website are not, and shall not be deemed to be, incorporated into this Form 10-K.

Item 1A. Risk Factors
     In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.
Risks Related to Our Business
Each of our products is sold to only one customer.
     In 2009, a single customer, BP Chemicals, accounted for 100% of our acetic acid revenues. The termination of this long-term contract, or a material reduction in the amount of product purchased under our Acetic Acid Production Agreement, would materially adversely affect our overall business, financial condition, results of operations or cash flows.
     On November 11, 2009, BASF, which accounts for 100% of our plasticizers revenues, elected to terminate our Plasticizers Production Agreement, effective December 31, 2010. Since we are in the early stages of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing the plasticizers business after December 31, 2010. If we are unable to continue the plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview – Business – Plasticizers.”
Our ability to realize increases in our acetic acid production capacity that could be made possible through low-cost, incremental capacity expansions is dependent on the availability of sufficient, economic quantities of carbon monoxide.
     Carbon monoxide is one of the principal raw materials required for acetic acid production. Currently, all of the carbon monoxide we use in the production of acetic acid is supplied by Praxair from a partial oxidation unit constructed and operated by Praxair on land leased from us at our Texas City site. Although our new reactor installed in 2003 is capable of producing up to 1.7 billion pounds of acetic acid annually and the new column installed in 2009 is capable of producing 1.6 billion pounds of acetic acid annually, Praxair’s existing partial oxidation unit is capable of supplying carbon monoxide in quantities sufficient for only 1.3 billion pounds of annual acetic acid production. While additional carbon monoxide may become available by routing surplus syngas from another Texas City source through a new supply pipeline or the use of an existing idled pipeline or through an expansion of Praxair’s partial oxidation unit, we may not be able to implement any of these options on a cost effective basis.
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
     We sponsor defined benefit pension plans for our employees. Effective July 1, 2007 and January 1, 2005, we froze all benefit accruals under these defined benefit pension plans for our hourly and salaried employees, respectively. The cash contributions made to our defined benefit pension plans are required to comply with minimum funding requirements imposed by laws governing employee benefit plans. The projected benefit obligation and assets of our defined benefit pension plans as of December 31, 2009 were $124.3 million and $86.8 million, respectively. The difference between plan obligations and assets, or the funded status of the plans, is a significant factor in determining pension expense and the ongoing funding requirements to those plans. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. A decline in the market value of the assets in our defined benefit pension plans, as was experienced in 2008, will increase the funding requirements under the plans if the actual asset returns do not recover these declines in value in the near term. Additionally, the liabilities of our defined benefit pension plans are sensitive to changes in interest rates. As interest rates decrease, the liabilities of the plans increase, potentially increasing funding requirements and pension expense. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements and pension expense related to our defined benefit pension plans. Although we actively seek to control increases in these costs and funding requirements, we may not be successful in doing so. Future increases in pension expense and the contributions we are required to make to our defined benefit pension plans as a result of one or more of these factors could negatively affect our financial condition, results of operations or cash flows.
Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
     We maintain insurance coverage at levels that we believe are reasonable and typical for our industry, portions of which are provided by a captive insurance company maintained by us and six other chemical companies. However, we are not fully insured against all potential hazards incident to our business. Accordingly, our insurance coverage may be inadequate for any given risk or liability, such as property damage suffered in hurricanes or business interruption incurred from a loss of our supply of electricity or carbon monoxide. In addition, our insurance companies may be incapable of honoring their commitments if an unusually high number of claims are concurrently made against their policies. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our business, financial condition, results of operations or cash flows. We may not be able to renew our existing insurance coverage at commercially reasonable rates or that coverage may not be adequate to cover future claims that may arise.
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
Impact of Greenhouse Gases and Climate Change
     Our operations emit greenhouse gases. Proposed U.S. Federal legislation and regulations to address greenhouse gas emissions, which are in various stages of review, discussion or implementation, could adversely impact our business. While it is currently not possible to predict the impact, if any, that these issues will have on us or the industry in general, such legislation and regulation could result in increases in costs to operate and maintain our facilities, as well as capital outlays for new emission control equipment. In addition, any regulation limiting greenhouse gas emissions which specifically targets the petrochemicals manufacturing industry could adversely affect our ability to conduct our business.
We are subject to many environmental and safety regulations that may result in significant unanticipated costs or liabilities or cause interruptions in our operations.
     Our operations involve the handling, production, transportation, treatment and disposal of materials that are classified as hazardous or toxic and that are extensively regulated by environmental and health and safety laws, regulations and permit requirements. We may incur substantial costs, including fines, damages and criminal or civil sanctions, or experience interruptions in our operations for actual or alleged violations or compliance requirements arising under environmental laws, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Our operations could result in violations of environmental laws, including spills or other releases of hazardous substances into the environment. In the event of a catastrophic incident, we could incur material costs. Furthermore, we may be liable for the costs of investigating and cleaning up environmental contamination on or from our properties or at off-site locations where we disposed of or arranged for the disposal or treatment of hazardous materials. If significant previously unknown contamination is discovered or we have underestimated the costs to investigate and remediate known contamination, or if existing laws or their enforcement change, then the resulting expenditures could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Approximately 35% of our employees are covered by a collective bargaining agreement that expires on May 1, 2012. Disputes with the Union representing these employees or other labor relations issues may negatively affect our business.

     As of December 31, 2009, we had approximately 182 employees, of whom approximately 35% (all of our hourly employees at our Texas City facility) were represented by the Union and are covered by a collective bargaining agreement which expires on May 1, 2012. Future strikes or other labor disturbances could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
     Stock options or other equity awards offered to certain employees may not provide effective incentives to remain with us due to the dilutive effect of the quarterly paid-in-kind dividends paid on our Series A Convertible Preferred Stock, or our Preferred Stock, and the fact that our common stock is not listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the National Association of Securities Dealers, Inc. on the Over-the-Counter, or OTC, Electronic Bulletin Board. In recent years, the trading volume of our common stock has been very low and the transactions that have occurred were typically effected in transactions for which reliable market quotations have not been available. An active trading market may not develop or, if developed, may not continue for our equity securities and a holder of any of these securities, including stock options or other equity awards, could find it difficult obtain a positive return.
We may not successfully develop our under-utilized infrastructure at our Texas City facility.
     We may be unable to identify or attract a long-term contractual business arrangement or partnership to our Texas City facility that will provide us with an ability to realize the value of our under-utilized assets. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and management expertise to minimize our share of the capital costs. Even if we do identify a long-term contractual business arrangement or partnership, we may not be able to come to agreeable terms or the capital costs for the project may be prohibitively high.
We may not successfully complete acquisitions that we are pursuing or any future acquisitions may present unforeseen integration obstacles or costs, increase our leverage or negatively impact our performance.
     We may not be able to identify suitable acquisition candidates or successfully complete identified acquisitions, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. To finance an acquisition we may need to incur debt or issue equity. However, we may not be able to obtain favorable debt or equity financing to complete an acquisition, or at all, and we may not be unable to secure the consent of our existing long-term debt holders to the incurrence of additional debt. The lack of an active trading market in our common stock, as well as the dilutive terms of the quarterly paid-in-kind dividends payable on our Preferred Stock, may make our common stock unattractive as consideration for an acquisition. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could materially adversely affect our business, financial condition, results of operations or cash flows, include:
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
     U.S. and global credit and equity markets have undergone significant disruption in the past 12 to 18 months, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase, and it may be more difficult to obtain financing in the future. In addition, a number of financial institutions have reported significant deterioration in their financial condition. If any of the financial institutions are unable to perform their obligations under our contracts, and we are unable to find suitable replacements on acceptable terms, our financial condition, results of operations, liquidity and cash flows could be adversely affected. We also face challenges relating to the impact of the disruption in the global financial markets on other parties with which we do business, such as customers and suppliers. The inability of these parties to obtain financing on acceptable terms could impair their ability to perform under their agreements with us and lead to various negative affects on us, including business disruption, decreased revenues and increases in bad debt write-offs. A sustained decline in the financial stability of these parties could have a material adverse impact on our business, financial condition, results of operations and cash flows.
If we are unable to successfully prevent or address material weaknesses in our internal control over financial reporting, or any other control deficiencies, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other reporting requirements may be adversely affected.
     While we have taken actions designed to address compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. For example, as of December 31, 2009, our management identified a material weakness in our internal control over financial reporting resulting from a lack of effective controls over the billing for utilities at our Texas City facility. If we are unable to successfully prevent or address these and other material weaknesses in our internal control systems, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other reporting requirements may be adversely affected.
Risks Relating to Our Indebtedness
Our leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our indebtedness.
     As of December 31, 2009, we had total long-term debt of $125.0 million (consisting of outstanding principal on our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes). The terms and conditions governing our indebtedness, including our Secured Notes:
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
     If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt, including our Secured Notes. We may not be able to refinance or restructure our debt, raise equity or debt capital or sell assets on terms acceptable to us, if at all. In addition, any failure to make scheduled payments of interest or principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payments of interest or principal on our debt in the future, including payments on our Secured Notes, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.
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
     Shares of our Preferred Stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Preferred Stock. Our shares of Preferred Stock are convertible at the option of the holder into shares of our common stock and vote as if so converted on all matters presented to the holders of our common stock for a vote. Consequently, each dividend paid in additional shares of our Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of equity owned by Resurgence. Preferred Stock dividends were 952.346 shares (which are convertible into 952,346 shares of our common stock) during 2009, which represents 10.1% of the current total voting power of our equity securities.
Item 2. Properties
     Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We own all of the real property which comprises our Texas City facility and we own the acetic acid and plasticizers manufacturing facilities located at the facility. We also lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy, which constructed a cogeneration facility on that land. Our Texas City facility offers approximately 160 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant facility. We own 49 railcars and, at our Texas City facility, we have facilities to load and unload our products and raw materials in ocean-going vessels, barges, trucks and railcars. Substantially all of our Texas City facility, and the tangible properties located thereon, are subject to a lien securing our obligations under our Secured Notes. We lease the space for our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas. We believe our properties and equipment are sufficient to conduct our business.
Item 3. Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict, but granted plaintiffs’ motion for a new trial. We and the other remaining defendant timely filed notices of appeal of that order, as well as other orders issued during the trial. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a one million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, we, several of our benefit plans and the plan administrators for those plans were sued in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009 but the court has not yet as issued a ruling. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas (Case No. 08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility, our demand for off-gas has been below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the undue economic hardship clause of the Off-Gas Purchase Agreement and requested that Marathon enter into good faith negotiations to modify its terms. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of the Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of the economic hardship provision, and Marathon filed a counter-claim against us for breach of contract. Marathon contended that Sterling’s failure to take the minimum contract quantities has resulted in damages in the past, which will continue in the future through the end of the term of the Off-Gas Purchase Agreement on April 30, 2011. On February 26, 2010, we and Marathon entered into a confidential settlement agreement with respect to this matter. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although a material adverse effect could occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     As of December 31, 2008, we had a receivable of $1.3 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and were, therefore, reimbursable through our insurance carriers. For the year ended December 31, 2009, we incurred $2.1 million of legal costs that are reimbursable under our insurance policies and received $3.3 million of payments from our insurance carriers, resulting in a receivable balance of $0.1 million as of December 31, 2009.

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

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter
2009	High	$11.00	$10.00	$11.00	$9.50
	Low	$8.50	$8.25	$8.25	$5.00
2008	High	$21.00	$17.00	$17.25	$17.25
	Low	$14.95	$13.00	$9.00	$8.90
     The last reported sales price per share of our common stock as reported on the OTC Electronic Bulletin Board on December 31, 2009 was $7.00. As of March 5, 2010, there were 263 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
Dividend Policy
     We have not declared or paid any cash dividends with respect to our common stock since we emerged from bankruptcy in December 2002. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, the ability to pay dividends on our shares of common stock is limited under the indenture for our Secured Notes. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under our existing debt instruments and other factors deemed relevant by our Board of Directors.
Equity Compensation Plan
     Under our Amended and Restated 2002 Stock Plan, or our 2002 Stock Plan, officers, key employees and consultants, as designated by our Board of Directors or our Compensation Committee, may be issued stock options, stock awards, stock appreciation rights or stock units. Our Compensation Committee or, in the event that our Compensation Committee is not comprised solely of non-employee directors (as such term is defined in Rule 16b-3(b)(3) of the Exchange Act), our Board, administers our 2002 Stock Plan. Our 2002 Stock Plan may be amended or modified from time to time by our Board of Directors in accordance with its terms. Our Board of Directors or Compensation Committee determines the exercise price of stock options, any applicable vesting provisions and other terms and provisions of each grant in accordance with our 2002 Stock Plan. Options granted under our 2002 Stock Plan become fully exercisable in the event of the optionee’s termination of employment by reason of death, disability or retirement, and may become fully exercisable in the event of a “change of control.” No option may be exercised after the tenth anniversary of the date of grant or the earlier termination of the option. We have reserved 1,363,914 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment). There were options to purchase a total of 224,167 shares of our common stock outstanding under our 2002 Stock Plan as of December 31, 2009, each with an exercise price of $31.60, and an additional 1,139,747 shares of common stock available for issuance under our 2002 Stock Plan.
     The following table provides information regarding securities authorized for issuance under our 2002 Stock Plan as of December 31, 2009:

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation
	of outstanding options,	options, warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	reflected in first column)
Equity compensation plans approved by security holders	224,167	$31.60	1,139,747
Equity compensation plans not approved by security holders	—	—	—
Total	224,167	$31.60	1,139,747

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business
     We were formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company. We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. Our primary products are acetic acid and plasticizers.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer and purified terephthalic acid, which are used in a variety of products, including adhesives, surface coatings, polyester fibers, and films and plastic bottle resins, respectively. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends to 2031, all of our acetic acid production is sold to BP Amoco Chemical Company, or BP Chemicals. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals.
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
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are sold to BASF Corporation, or BASF. Under our agreement with BASF, or our Plasticizers Production Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     Our Texas City facility is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use and additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses to our Texas City facility. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with the ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and our management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit.

     Our rated annual production capacity is among the highest in North America for acetic acid. In mid-2009, we and BP Chemicals implemented an incremental expansion of our acetic acid plant to 1.3 billion pounds of annual capacity, which represents 17% of total North American capacity, making our acetic acid facility the third largest acetic acid production facility in North America.
     Our petrochemicals products are generally sold to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world.
     Acetic Acid. The North American acetic acid industry has enjoyed a long period of sustained domestic demand growth, as well as substantial export demand. This has led to North American industry utilization rates above 85% over the last six years. Although slowdowns in the housing and automotive markets during 2009 resulted in reduced demand for vinyl acetate monomer, and consequently acetic acid, in North America for the short-term, Tecnon OrbiChem, or Tecnon, projects acetic acid utilization rates will increase to over 98% by 2013. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important factors. There are only four large producers of acetic acid in North America. Historically these producers have made capacity additions primarily through small expansion projects or the exploitation of debottlenecking opportunities. Finally, the North American acetic acid industry tends to sell most of its products through long-term sales agreements having formula based pricing mechanisms, eliminating much of the volatility seen in other petrochemicals products and resulting in more stable and predictable earnings and profit margins.
     Global production capacity of acetic acid as of December 31, 2009 was approximately 31 billion pounds per year, with current North American production capacity at approximately six billion pounds per year. The North American acetic acid industry is mature and well developed, with the four major acetic acid producers accounting for approximately 94% of production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 35% of global demand. Although slowdowns in the housing and automotive markets over the last year have reduced global demand for vinyl acetate monomer in the short-term, annual global production of vinyl acetate monomer is expected to increase from 10.3 billion pounds in 2008 to 14.2 billion pounds in 2013.
     Several acetic acid capacity additions have occurred globally since 1998, including an expansion of our acetic acid unit from 800 million pounds of rated annual production capacity to 1.1 billion pounds during 2005 and from 1.1 billion pounds to 1.3 billion pounds of rated annual production capacity in 2009. These capacity additions were somewhat offset by reductions of approximately 1.6 billion pounds in annual global capacity from the shutdown of various outdated acetic acid plants from 1999 through 2001 and the closure by BP Chemicals of two of its outdated acetic acid production units in Hull, England in 2006 that had a combined annual capacity of approximately 500 million pounds (which had been sold primarily in Europe and South America).
     In 1986, we entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals, which has since been amended several times. We sell all of our acetic acid production to BP Chemicals under our Acetic Acid Production Agreement and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production (other than specified indirect costs). Revenues from our acetic acid segment were $87.3 million and $129.7 million for the years ended December 31, 2009 and 2008, respectively, representing approximately 76% and 80%, respectively, of our total revenues for such period. Other than our Acetic Acid Production Agreement, we do not have any material relationships with BP Chemicals.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based non-linear technology. We produce both linear and non-linear plasticizers used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials. Feedstocks for plasticizers consist of PA and oxo-alcohols. Linear plasticizers have historically received a premium over competing propylene-based branched products for customers that require enhanced performance properties. Although we have not been exposed to fluctuations in costs or market conditions due to the contract terms in our Plasticizers Production Agreement with BASF, the markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other or by the introduction of new products. Over the last several years, the price of linear alpha-olefins increased sharply, which caused many consumers to switch to lower cost branched products such as propylene-based plasticizers, despite the loss of some performance properties. As a result, we modified our plasticizer production facilities during the third quarter of 2006 to include branched plasticizers production. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications, although recently some branched plasticizers products have been the subject of health related concerns. Following termination of the Plasticizers Production Agreement, we may face greater cost fluctuations or exposure to market conditions if we continue to operate the plasticizers business. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors”.
     Our plasticizers business is comprised of two separate products: phthalate esters and phthalic anhydride, together commonly referred to as plasticizers. Since 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which has been amended several times. We also previously produced PA for BASF under the Plasticizers Production Agreement. Under our Plasticizers Production Agreement, BASF provides us with most of the required raw materials and markets the plasticizers we produce, and is obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective as of April 1, 2008, our Plasticizers Production Agreement was amended and restated in connection with BASF’s nomination of zero pounds of PA in response to deteriorating market conditions, ultimately resulting in the closure of our PA unit. The closure of our PA unit did not, however, impact our continued production of plasticizers for BASF. In exchange for being relieved of its obligations related to our PA manufacturing unit, BASF paid us an aggregate amount of approximately $3.2 million. However, we are obligated to refund 25% of this amount if we restart our PA manufacturing unit during 2010. The $3.2 million payment from BASF was made in exchange for the termination of BASF’s obligations under our Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit and, consequently, is recognized using the straight-line method over the restricted period from April 1, 2008 through December 31, 2010. In addition, during the first half of 2008, BASF paid us approximately $3.7 million for reimbursement of certain direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit, which amounts are not subject to refund. All direct fixed and variable costs associated with the shutdown and decontamination of our PA manufacturing unit have been incurred and expensed, and the $3.7 million in cost reimbursements was recognized as revenue in the first half of 2008.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective December 31, 2010, at which time we will no longer produce plasticizers for BASF. We will not be subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement. BASF, on the other hand, will be required to pay us an early termination fee of $9.8 million on December 31, 2010. In December 2010, in connection with the termination of our Plasticizers Production Agreement, we will be required to refund BASF’s $1.0 million pre-payment deposit previously paid by BASF. If we continue to operate our plasticizers business after the termination of our Plasticizers Production Agreement, we will be required to make payments to BASF for its undepreciated capital expenditures, related to past capital projects paid by BASF, over the remaining balance of the original term of our Plasticizers Agreement, based on a straight line, 8-year life. As of December 31, 2010, we expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million, and $0.3 million potentially to be paid in 2011, 2012, 2013, and 2014, respectively. If within 90 days after the termination of our Plasticizers Production Agreement, we provide written notice to BASF of our election to permanently close our plasticizers facility, the undepreciated capital expenditures paid by BASF for all capital projects is deemed to be zero, and we will not be required to make any payments to BASF. In the event we discontinue the plasticizers operations in 2011, we expect to incur approximately $3.0 million in shutdown and decontamination costs, and the costs and timing for dismantling are unknown at this time; however, they are not expected to be significant.
     Revenues from our plasticizers segment were $26.0 million and $31.0 million for the years ended December 31, 2009 and 2008, respectively, representing approximately 23% and 19%, respectively, of our total revenues for such period. Gross profits from our plasticizers operations were $5.9 million in 2009 and $4.1 million in 2008, representing approximately 53% and 14% of our total gross profits in 2009 and 2008, respectively. Under our Plasticizers Production Agreement, BASF reimburses us for certain costs, including fixed costs, which are allocated among our existing operations. In the event that we do not continue to operate our plasticizers facility after December 31, 2010, the amount of our costs that will be allocated to our acetic acid operations in accordance with our Acetic Acid Production Agreement will increase, which will adversely affect our profit sharing payments under that agreement starting January 1, 2011. In addition, some of the costs currently reimbursed by BASF under our Plasticizers Production Agreement cannot be allocated to our acetic acid operations. Consequently, to the extent we cannot reduce or eliminate these costs, these costs will adversely affect our financial results starting January 1, 2011.
     In December 2009, we performed an asset impairment analysis on our esters manufacturing unit. We analyzed the undiscounted cash flow stream from our esters business over the remaining life of the esters manufacturing unit and compared it to the $2.8 million net book carrying value of our esters manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our esters business was higher than the net book carrying value of our esters manufacturing unit. Based on this analysis, we concluded that our esters manufacturing unit was not impaired as of December 31, 2009, and that no write-down was necessary. We will, however, accelerate our depreciation on our esters manufacturing unit in 2010 to ensure that it is fully depreciated by December 31, 2010.
     We are in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business after the termination of our Plasticizers Production Agreement with BASF. Since we are in the early stages of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing the plasticizers business after December 31, 2010. In the event we conclude to permanently close our plasticizers facility, we have also developed plans for restructuring our operating costs following the termination of our Plasticizers Production Agreement. If we are unable to continue the plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. We have not decided whether we will continue to operate our plasticizers business following December 31, 2010. However, we do not believe that these effects will impact our ability to continue as a going concern. Other than our Plasticizers Production Agreement, we do not have any material relationships with BASF.
     We lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, which constructed a cogeneration facility on that land. The cogeneration facility was initially shut down in May 2007 due to the uncertain future of our styrene unit and has remained idle since that time in order to conduct an assessment of whether the future needs for the cogeneration facility justified incurring the major maintenance costs required to restart the facility. As our strategic initiatives under consideration do not require utilization of the steam produced by the cogeneration facility, we and Praxair Energy amended the Joint Venture Agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, to extend its term until November 30, 2009 or upon completion of all final audits, and to address several matters related to the sale of the cogeneration facility, the distribution of S&L Cogeneration Company’s assets and the termination and winding-up of its affairs. Under the amended Joint Venture Agreement, we received distributions from S&L Cogeneration Company of $5.0 million on August 15, 2008 and one-half of the Mass Emissions Cap and Trade NOx Allowances attributed to the operation of the cogeneration facility. In October 2008, the Board of Managers of S&L Cogeneration Company accepted a bid for the cogeneration facility assets and we received a $1.0 million distribution in December 2008 from S&L Cogeneration Company for the sale of those assets. As of December 31, 2009, our investment in S&L Cogeneration Company is approximately $0.4 million and we expect to receive approximately $0.4 million from S&L Cogeneration Company upon termination of the joint venture in 2010. Therefore we do not believe our investment in S&L Cogeneration Company was impaired as of December 31, 2009.
     On September 13, 2008, Hurricane Ike struck the Texas Gulf Coast very near our Texas City facility. Our Texas City facility was shut down and secured prior to landfall and did not sustain any significant structural damage, although we did sustain some minor damage to three of our barge docks. Our Texas City facility lost all power and ancillary utilities during the storm, including our steam boilers. The resulting production outage lasted approximately 15 days, with our Texas City facility returning to normal operating levels on September 28, 2008. The losses we incurred from Hurricane Ike during 2008 totaled $2.6 million, and we incurred additional expenses of $0.2 million in 2009 related to damages caused by Hurricane Ike. Our total loss from Hurricane Ike of $2.8 million was less than the deductibles under our insurance policies and, as such, we did not recover any of these losses under our insurance policies.
Discontinued Operations

     Prior to December 3, 2007, we manufactured styrene monomer and, on September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals, Inc. to INEOS NOVA LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, and in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we are responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     We sold substantially all remaining styrene inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008, with $18.9 million of the $19.6 million in total costs associated with the decommissioning being incurred in 2008. We are not required to dismantle our styrene facility but may elect to do so in connection with one or more of our strategic initiatives. We believe the cost of dismantling will be minimal due to the scrap value we can receive from the equipment being dismantled. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people and recognized and paid $1.4 million of severance costs in 2008. In addition, as a result of the work force reduction, the accrual of defined benefits for future services of a significant number of employees was eliminated and we recorded a curtailment loss of $1.2 million for our benefit plans in 2008.
     As a result of our styrene facility being permanently shut down, we have no significant continued involvement in the styrene business and have, therefore, reported the operating results of these businesses as discontinued operations in our consolidated financial statements for the years ended December 31, 2009 and December 31, 2008.
Results of Operations
     The following table sets forth revenues, gross profit and loss from continuing operations for 2009 and 2008:

	Year ended December 31,
	2009	2008
	(Dollars in Thousands)
Revenues	$114,334	$161,675
Gross profit	11,134	30,146
Loss from continuing operations	(8,037)	(254)
Comparison of 2009 and 2008
     Revenues and loss from continuing operations
     Our revenues were $114.3 million for 2009, a 29% decrease from the $161.7 million in revenues we recorded for 2008. We had a net loss from continuing operations of $8.0 million in 2009, compared to a net loss from continuing operations of $0.3 million in 2008.
     Revenues from our acetic acid operations were $87.3 million in 2009, a 33% decrease from the $129.7 million in revenues we received from these operations in 2008. This decrease in acetic acid revenues in 2009 compared to 2008 was due to $24.1 million in decreased cost reimbursements from BP Chemicals primarily resulting from lower energy costs and reduced production of acetic acid. The reduced acetic acid production occurred as a result of the shutdown of our acetic acid unit in January 2009, due to the economy, and in June and July 2009, for scheduled maintenance. In addition, our revenues were $11.9 million lower in 2009 compared to 2008 primarily due to a decreased contribution margin and the fact that revenues for 2008 included the $6.5 million we received from BP Chemicals in connection with the settlement of a blend gas dispute under our Acetic Acid Production Agreement. Gross profit from our acetic acid operations was $5.5 million for 2009 compared to $28.1 million for 2008. This $22.6 million decrease in gross profit was primarily due to the decreased contribution margin discussed above, increased project start-up costs, depreciation expense and overhead expenses of approximately $4.2 million in 2009 compared to 2008 and the fact that 2008 included $6.5 million for the blend gas dispute.
     Revenues from our plasticizers operations were approximately $26.0 million in 2009, a 16% decrease from the $31.0 million in revenues we received from these operations in 2008. Our revenues decreased in 2009 compared to 2008 primarily due to our 2008 revenues including $3.7 million in cost reimbursements related to the closure of our phthalic anhydride, or PA, unit, as well as $1.4 million in cost savings achieved in prior periods that was approved by BASF in the first quarter of 2008. In addition, our revenues in 2009 were lower than 2008 due to decreased cost reimbursements of $2.5 million resulting from lower energy costs in 2009 compared to 2008, offset by $0.4 million of increased revenue amortization for the payment associated with BASF’s termination of their obligations related to our oxo alcohols facility as a result of BASF terminating the Plasticizers Production Agreement effective December 31, 2010, and a $2.7 million increase in revenue due to reimbursements for the 2009 capital project to redesign our process wastewater treatment system. Gross profit from our plasticizers operations was $5.9 million in 2009 compared to $4.1 million in 2008. This increase in gross profit was primarily due to $0.9 million for favorable economic indices and contract gains applicable to various components of reimbursable costs under our Plasticizers Production Agreement the $0.4 million of additional revenue amortization discussed above and $0.1 million for cost savings recorded in 2009. In addition, gross profit for 2008 included $0.5 million of depreciation expense for the PA unit before it was written down to zero in June 2008, $0.6 million for start-up costs and $0.8 million for lawsuit expenses, offset by $1.4 million of cost savings discussed above.
     Other gross profit was a loss of $0.3 million in 2009 compared to a loss of $2.1 million in 2008. This improvement was primarily a result of reversing a previous $1.0 million litigation reserve in the third quarter of 2009 and a reduction in styrene residual costs, most of which were re-allocated to our acetic acid and plasticizers segments in 2009.
     Impairment of long-lived assets
     We recorded zero and $7.4 million for impairment of long-lived assets for the years ended December 31, 2009 and December 31, 2008, respectively. The impairments recorded in 2008 consisted of a $6.6 million write-down of our PA assets as a result of the closure of our PA unit and a $0.8 million write-down of our turbo generator units which were permanently shut down in 2008.
     Other income
     Our other income was $3.5 million for 2009 compared to $2.0 million for 2008. This increase in other income was primarily due to the receipt in 2009 of a $1.1 million previously disputed contractual payment, a $0.4 million gain on the sale of assets and a $0.3 million gain from the $23.8 million cash purchase in the fourth quarter of 2009 of $25.0 million in aggregate principal amount of our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, net of the amortization of a pro rata portion of the related debt issue costs of $0.9 million. The increase in other income was partially offset by a $0.4 million decrease in reimbursements of legal fees related to various lawsuits during 2009.
     Interest and debt related expenses
     We recorded $15.8 million and $17.2 million of interest and debt related expenses during 2009 and 2008, respectively. The reduction in interest and debt expense in 2009 was due to $0.2 million of reduced interest related to the $23.8 million cash purchase in the fourth quarter of 2009 of $25.0 million in aggregate principal amount of our Secured Notes and a $0.3 million increase in capitalized interest as a result of the capital projects completed during the turn-around of our acetic acid facility in 2009. In addition, interest and debt related expenses for 2008 included $0.5 million of penalty interest paid on our Secured Notes prior to our exchange offer registration statement being declared effective by the Securities and Exchange Commission and a $0.3 million write-off of debt fees associated with the reduction of the commitment under our prior revolving credit facility in the second quarter of 2008.
     Interest income
     We recorded $0.7 million of interest income during 2009 compared to $4.4 million during 2008. This decrease was primarily due to significantly lower interest earned on our cash investments during 2009 compared to 2008.

     Provision (benefit) for income taxes
     During 2009, our effective tax rate was 39.5% due to a change of $0.6 million in our valuation allowance as a result of a change in tax law and a $4.6 million tax benefit in continuing operations generated by utilizing income in discontinued operations and other comprehensive income offset by a corresponding change in the valuation allowance related to continuing operations. In 2008, our continuing operations effective tax rate of 21.9% resulted from a change of less than $0.1 million in our valuation allowance. We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels. A valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2009, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2009, our valuation allowance was $28.2 million, a decrease of $3.2 million from December 31, 2008. This decrease included a valuation allowance adjustment of $0.9 million for gains in other comprehensive income for adjustments to our benefits plans. As of December 31, 2009, our overall net deferred tax asset/liability balance was zero.
     Income (loss) from discontinued operations, net of tax
     Net income from our discontinued operations, net of tax, was $8.5 million in 2009 compared to a net loss from discontinued operations, net of tax, of $8.4 million in 2008. The difference was primarily due to the $18.9 million of costs we incurred during 2008 to complete the decommissioning of our styrene facility. In addition, we incurred tax expense of $2.7 million in 2009 compared to zero tax expense in 2008.
Liquidity and Capital Resources
General
     Our working capital was $97.7 million as of December 31, 2009, a decrease of $46.9 million from our working capital of $144.6 million as of December 31, 2008. This decrease was primarily due to the purchase of $25.0 million in aggregate principal amount of our Secured Notes for $23.8 million, increased capital expenditures of $4.1 million, a $6.1 million increase in current portion of benefit liabilities resulting from contribution requirements, turn-around costs of $3.1 million and an $11.9 million decrease in revenue accruals in 2009, partially offset by the reversal of a $1.0 million litigation reserve and a decreased property tax accrual of $0.8 million.
     Our liquidity (i.e., cash and cash equivalents plus total borrowing ability under our revolving credit facility) was $127.8 million at December 31, 2009, a decrease of $39.4 million compared to our liquidity at December 31, 2008. This decrease was primarily due to our purchase of $25.0 million in aggregate principal amount of our Secured Notes in 2009 for $23.8 million, a $7.5 million decrease in our borrowing base as a result of reduced accounts receivable compared to December 31, 2008 and $10.6 million in capital expenditures in 2009. We periodically review the balance of our cash on hand in light of our strategic objectives and the restrictions on the use of cash contained in the indenture for our Secured Notes. As opportunities arise, we intend to utilize our cash as circumstances warrant, possibly in material amounts, to fund all or a portion of the purchase price of mergers or acquisitions, engage in project development work, make contributions to our defined benefit plans or purchase our outstanding Secured Notes on the open market, in privately negotiated transactions or otherwise.
     We invest our excess cash in various investments. Our cash is invested in money market funds and certificates of deposit, however, we may invest cash in other high quality, highly liquid cash equivalents from time to time.
Debt
     On March 29, 2007, we completed a private offering of $150 million aggregate principal amount of unregistered Secured Notes pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture, dated March 29, 2007, among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act, to cause the registration statement for the exchange offer to become effective by December 24, 2007, and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of the exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007, and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008, and the exchange offer was closed on September 19, 2008. As a result, the interest rate on our Secured Notes reverted back to the face amount of 10 1/4% per annum when the exchange offer closed. The additional interest incurred from December 25, 2007 through the closing of the exchange offer was approximately $0.5 million and was paid on April 1 and October 1, 2008.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes, subject to the terms of an intercreditor agreement dated March 29, 2007, among us, the trustee and The CIT Group/Business Credit, Inc, or CIT. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our indenture.
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
     In the fourth quarter of 2009, we purchased $25.0 million in aggregate principal amount of our Secured Notes for $23.8 million in cash in the open market resulting in a $1.2 million gain. This gain was partially offset by the amortization of a pro rata portion of the related debt issue costs of $0.9 million. In February 2010, we repurchased an additional $2.0 million in aggregate principal amount of our Secured Notes for $1.9 million, and in the first quarter of 2010, we will amortize less than $0.1 million for the pro rata portion of the related debt issue costs. The $27.0 million in aggregate principal purchase of our Secured Notes in the fourth quarter of 2009 and in February 2010 is expected to reduce interest expense for 2010 by approximately $2.7 million.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with CIT as administrative agent and a lender, and certain other lenders. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. On June 30, 2008, we reduced our commitment under our revolving credit facility to $25 million. On November 7, 2008, we further amended our revolving credit facility to substantially reduce restrictions and paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment.
     On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010 due to our substantial cash balances and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining associated debt issue costs of $0.2 million will be written off as of the effective termination date.
     As of December 31, 2009, total credit available under our revolving credit facility was $7.5 million, there were no loans outstanding and we had $3.5 million in letters of credit outstanding, resulting in borrowing availability of $4.0 million.

     On January 31, 2010, we entered into a $5 million Revolving Line of Credit for letters of credit, or our LC Facility, with JP Morgan Chase Bank, N.A. or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility will expire January 31, 2014, and letters of credit issued under this facility bear an annual fee of 1%. On January 31, 2010, we also entered into an Assignment of Deposit Account Agreement with Chase providing collateral for the LC facility with a $5 million deposit account. As of February 28, 2010, there were $3.3 million in standby letters of credit issued under the LC facility.
Cash Flow
     Net cash provided by operations was $1.4 million in 2009, compared to $62.4 million in 2008. This decrease in net cash flow provided by operations during 2009 was primarily due to the monetization of our styrene working capital of approximately $67.0 million in 2008. Net cash flow used in investing activities was $9.9 million in 2009 compared to $6.4 million in 2008. This increase was primarily due to increased capital expenditures in 2009 primarily for capital projects completed during the turn-around of our acetic acid facility and a capital project related to improvements in our process wastewater treatment system. Net cash flow used in financing activities was $23.8 million in 2009 compared to zero in 2008. This increase was due to the purchase of $25.0 million aggregate principal amount of our Secured Notes in the fourth quarter of 2009 for $23.8 million.
     Distress in the financial markets during 2008 and 2009 has had an adverse impact on financial market activities including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We have assessed the implications of these factors on our current business and determined that there was not a significant impact to our financial condition, results of operations or liquidity during 2009. We believe that our cash on hand and cash generated from continuing operations will be sufficient to meet our short-term and long-term liquidity needs for the reasonably foreseeable future.
Capital Expenditures
     Our capital expenditures were $10.5 million during 2009 compared to $6.4 million during 2008. Capital expenditures during 2009 were $5.0 million for our portion of acetic acid related projects, including construction of an acetic acid pipeline and other replacement and debottlenecking projects, and $1.8 million for a capital project to redesign our process wastewater treatment system. Costs incurred for routine safety, environmental, replacement capital and profit improvement projects were $3.7 million for 2009. We anticipate spending approximately $5.1 million on these types of expenditures during 2010.
Pensions
     Our projected benefit obligation under our defined benefit pension plan was $124.3 million and $121.2 million as of December 31, 2009 and 2008, respectively. This increase in 2009 was primarily due to an actuarial loss of $4.6 million, and interest costs of $7.2 million, partially offset by benefit payments of $8.7 million.
Critical Accounting Policies, Use of Estimates and Assumptions
     A summary of our significant accounting policies is included in Note 1 of the “Notes to Consolidated Financial Statements” included in Item 7, Part II of this Form 10-K. We believe that the consistent application of these policies enables us to provide readers of our financial statements with useful and reliable information about our operating results and financial condition. The following accounting policies are the ones we believe are the most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments.
Revenue Recognition
     We produce acetic acid and plasticizers and recognize revenues (and the related costs) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured.

     Acetic Acid. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, all of our acetic acid is sold to BP Amoco Chemical Company, or BP Chemicals, who takes delivery, title and risk of loss at the time the acetic acid is produced. BP Chemicals, in turn, markets and sells the acetic acid and pays us a portion of the profits derived from those sales. BP Chemicals reimburses us monthly for 100% of our fixed and variable costs of production (excluding some indirect expenses and direct depreciation associated with machinery and equipment used in the manufacturing of acetic acid) and the revenue associated with the reimbursement of these costs is included in revenue and is matched against our costs as they are incurred. We recognize revenue related to the profit sharing component under our Acetic Acid Production Agreement based on quarterly estimates received from BP Chemicals. These estimates are based on the profits from sales of acetic acid subject to our Acetic Acid Production Agreement.
     Plasticizers. We generate revenues from our plasticizers operations through our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement, with BASF Corporation, or BASF. BASF purchases all of our plasticizers and takes delivery, title and risk of loss at the time of production. We receive fixed, level quarterly payments which are recognized on a straight-line basis. In addition, BASF reimburses us monthly for our actual fixed and variable costs of production (excluding direct depreciation associated with machinery and equipment used in the manufacturing of plasticizers), and the revenue associated with the reimbursement of these costs is included in revenue and is matched against our costs as they are incurred.
     Deferred revenue. Deferred credits are amortized over the life of the contracts which gave rise to them. As of December 31, 2009, related to continuing operations, we had a balance in deferred income of approximately $4.8 million, which represents certain payments received from our oxo-alcohol and PA operations, which previously were part of our plasticizers business. The oxo alcohol payment was previously being amortized using the straight-line method over an eight year life that ended on December 31, 2013, the original termination date of our Plasticizers Production Agreement. As a result of BASF’s election to terminate our Plasticizers Production Agreement, effective December 31, 2010, the original eight year life was changed to five years and the remaining unamortized balance of $3.6 million will be recognized in 2010. The PA payment is being amortized using the straight-line method over the remaining life of our Plasticizers Production Agreement of one year, and the remaining unamortized balance of $1.2 million will be recognized in 2010. In discontinued operations, as of December 31, 2009, we had a balance in deferred income of approximately $35.4 million related to payments made to us under our exclusive styrene production agreement with NOVA Chemicals Inc. which is being amortized using the straight-line method over the contractual non-compete period of five years, of which approximately three years remain. Approximately $12.4 million will be recognized in discontinued operations in 2010.
Preferred Stock Dividends
     We record preferred stock dividends on our Preferred Stock in our consolidated statements of operations based on the estimated fair value of dividends at each dividend accrual date. Our Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Preferred Stock, and is payable in arrears in additional shares of our Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Preferred Stock is $13,793 per share, and each share of our Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our Preferred Stock in our consolidated balance sheets represents the initial fair value at original issuance in 2002 plus the initial fair value of each of the quarterly dividends paid since issuance. The fair value of our Preferred Stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represent the greater of the liquidation value of the shares of Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are subtracted from net income in our consolidated statements of operations, and added to the balance of Redeemable Preferred Stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.

Assumptions utilized in the Black-Scholes model include:	2009	2008
Risk-free interest rate	2.7%	1.6%
Volatility	72.2%	63.6%
Dividend yield	—	—
Expected term	5.0	5.0
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If the projected cash flows from the assets are less than the carrying amount, an impairment is recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, impairment is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning.
     In the second quarter of 2008, as a result of the permanent shutdown of our phthalic anhydride, or PA, manufacturing unit, our management determined that a triggering event, as defined in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 360, “Impairment or Disposal of Long-Lived Assets,” had occurred and, as a result, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of our PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June 2008.
     In the third quarter of 2008, our management determined that a triggering event, as defined in ASC Topic 360, had occurred as a result of the decision to permanently discontinue the use of some of our turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on these turbo generator units and determined the best estimate of fair market value would be the anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008. During 2009, one of the turbo generator units was utilized in a capital project to convert 650 pound steam to 250 pound steam and thus reduce our steam costs. We still plan to sell or utilize the remaining turbo generator, and therefore believe no further impairment is necessary at this time.
     In the fourth quarter of 2009, our management determined that a triggering event, as defined in ASC Topic 360, had occurred as a result of BASF electing to terminate our Plasticizers Production Agreement, effective December 31, 2010. In December 2009, we performed an asset impairment analysis on our esters manufacturing unit. We analyzed the undiscounted cash flow stream from our esters business over the remaining life of the esters manufacturing unit and compared it to the $2.8 million net book carrying value of our esters manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our esters business was higher than the net book carrying value of our esters manufacturing unit. Based on this analysis, we concluded that our esters unit was not impaired as of December 31, 2009, and that no write-down is necessary. We will however accelerate our depreciation on our esters manufacturing unit in 2010 to ensure it is fully depreciated by December 31, 2010.
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. We regularly assess deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2009, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2009, our valuation allowance was $28.2 million, a decrease of $3.2 million from December 31, 2008. The decrease included a valuation allowance adjustment of $1.4 million related to our state taxes and credits and $0.9 million due to gains in other comprehensive income for adjustments to our benefits plans. As of December 31, 2009, our overall net deferred tax asset/liability balance was zero.
Employee Benefit Plans
     We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators, and are evaluated each year as of the plans’ measurement dates. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements. Accounting guidance applicable to pension plans does not require immediate recognition of the current year effects of a deviation between these assumptions and actual experience. We experienced significant negative pension asset returns in 2008, the result of which materially increased our pension expense for 2009. In 2009, we were able to recover about one-half of the negative pension asset returns from 2008. The 2009 pension expense, on a pre-tax basis, is $4.4 million, however a significant portion will be reimbursed through existing contractual arrangements.
     During the third quarter of 2008, as a result of our work force reduction announced in July 2008, and in accordance with ASC Topic 715, “Compensation — Retirement Benefits”, or ASC Topic 715, we recorded plan curtailment losses in discontinued operations of $0.9 million for our defined benefit pension plans and $0.3 million for our post-retirement medical plan.
Plant Turn-around Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turn-arounds” or “shutdowns.” Costs of turn-arounds are expensed as incurred. As expenses for turn-arounds can be significant, the impact of expensing turn-around costs as they are incurred can be material for financial reporting periods during which the turn-arounds actually occur. Turn-around costs expensed during 2009 and 2008 that are included in continuing operations were $3.1 million and $0.3 million, respectively.
New Accounting Standards
     In September 2009, the FASB issued ASU No. 2009-12, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures — Overall,” or ASU No. 2009-12, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). ASU No. 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009. We do not believe the implementation of ASU 2009-12 will have a material impact on our consolidated financial statements.

     In January 2010, the FASB issued ASU No. 2010-06, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU No. 2010-06. ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The objective of ASU No. 2010-06 is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity to present separately information about purchases, sales, issuances and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•	for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. We do not believe the implementation of ASU 2010-06 will have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
INDEX TO HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
Sterling Chemicals, Inc.
Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets) and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP

Houston, Texas
March 24, 2010

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

	Year ended December 31,
	2009	2008
Revenues	$114,334	$161,675
Cost of goods sold	103,200	131,529

Gross profit	11,134	30,146
Selling, general and administrative expenses	12,875	12,331
Impairment of long-lived assets	—	7,403
Interest and debt related expenses	15,767	17,175
Interest income	(742)	(4,408)
Other income	(3,481)	(2,030)

Loss from continuing operations before income tax	(13,285)	(325)
Benefit for income taxes	(5,248)	(71)

Loss from continuing operations	$(8,037)	$(254)
Income (loss) from discontinued operations, net of tax expense of $2,679 and zero, respectively	8,472	(8,366)

Net income (loss)	$435	$(8,620)
Preferred stock dividends	16,921	17,741

Net loss attributable to common stockholders	$(16,486)	$(26,361)

(Loss) income per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(8.83)	$(6.36)
Income (loss) from discontinued operations, net of tax	3.00	(2.96)

Basic and diluted loss per share	$(5.83)	$(9.32)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$123,778	$156,126
Accounts receivable, net of allowance of $58 and $18, respectively	14,614	25,607
Inventories, net	5,268	5,221
Prepaid expenses and other current assets	2,539	2,473
Assets of discontinued operations, net	24	166

Total current assets	146,223	189,593

Property, plant and equipment, net	68,182	67,811
Other assets, net	5,760	7,838

Total assets	$220,165	$265,242

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$11,703	$12,520
Accrued liabilities	24,416	20,008
Liabilities of discontinued operations	12,384	12,444

Total current liabilities	48,503	44,972

Long-term debt	125,000	150,000
Deferred credits and other liabilities	41,084	59,103
Long-term liabilities of discontinued operations	23,010	35,394
Commitments and contingencies (Note 9)
Redeemable preferred stock	134,528	117,607
Stockholders’ deficiency in assets:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	106,948	123,740
Accumulated deficit	(240,780)	(241,215)
Accumulated other comprehensive loss	(18,156)	(24,387)

Total stockholders’ deficiency in assets	(151,960)	(141,834)

Total liabilities and stockholders’ deficiency in assets	$220,165	$265,242

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
(Amounts in Thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2007	2,828	$28	$141,174	$(232,595)	$17,253	$(74,140)
Comprehensive loss:
Net loss	—	—	—	(8,620)	—
Other comprehensive loss:
Benefit adjustment, net of tax of zero	—	—	—	—	(41,640)
Comprehensive loss						(50,260)
Preferred stock dividends			(17,741)			(17,741)
Stock-based compensation	—	—	307	—	—	307

Balance, December 31, 2008	2,828	$28	$123,740	$(241,215)	$(24,387)	$(141,834)

Comprehensive income:
Net income	—	—	—	435	—
Other comprehensive income:
Benefit adjustment, net of tax of $1,970	—	—	—	—	6,231
Comprehensive income:	—	—	—	—	—	6,666
Preferred stock dividends			(16,921)			(16,921)
Stock-based compensation	—	—	129	—	—	129

Balance, December 31, 2009	2,828	$28	$106,948	$(240,780)	$(18,156)	$(151,960)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$435	$(8,620)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	129	307
Blend gas deferred payments	—	(2,653)
Bad debt expense (benefit)	64	(5)
Benefit plans curtailment loss	—	1,197
Depreciation and amortization	9,852	9,475
Interest amortization	1,091	1,347
Unearned income amortization	(14,976)	(13,036)
Impairment of long-lived assets	—	7,403
Lower-of-cost-or-market adjustment	(31)	351
Gain on disposal of property, plant and equipment	(635)	—
Net gain on purchase of Senior Secured Notes	(291)	—
Other	(149)	(353)
Change in assets/liabilities:
Accounts and other receivables	11,072	62,688
Inventories	(236)	15,181
Prepaid expenses and other current assets	(66)	425
Other assets	92	5,377
Accounts payable	(143)	(4,604)
Accrued liabilities	4,348	(1,865)
Other liabilities	(9,196)	(10,255)

Net cash provided by operating activities	1,360	62,360

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(10,529)	(6,417)
Net proceeds from the sale of property, plant and equipment	635	—

Net cash used in investing activities	(9,894)	(6,417)

Cash flows used in financing activities:
Purchase of Senior Secured Notes	(23,814)	—

Net cash used in financing activities	(23,814)	—

Net increase (decrease) in cash and cash equivalents	(32,348)	55,943
Cash and cash equivalents — beginning of year	156,126	100,183

Cash and cash equivalents — end of year	$123,778	$156,126

Supplemental disclosures of cash flow information:
Interest paid	$15,866	$15,849
Interest income received	742	4,408
Income taxes paid	(598)	313
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, or our Texas City facility, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Currently, we produce acetic acid and plasticizers and, prior to the shutdown of our styrene operations in December 2007, we also produced styrene. We own all of the real property which comprises our Texas City facility and we own the acetic acid, plasticizers and styrene manufacturing units located at the site. Our Texas City facility offers approximately 160 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the site. We also lease a portion of our Texas City facility to Praxair Hydrogen Supply, Inc., or Praxair, who constructed a partial oxidation unit on that land, and we lease a portion of our Texas City site to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., who constructed a cogeneration facility on that land. We generally sell our petrochemicals products to customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. As of December 31, 2009, we reported our operations in two segments: acetic acid and plasticizers.
Reclassifications and Revisions:
     During the quarter ended March 31, 2009, we determined we had incorrectly accounted for certain utility allocations at our Texas City facility, specifically accounting for the flow of water throughout our facility. In December 2009 we reviewed our basis for the proper allocation of our steam billings and determined that there were additional modifications to our steam billings. We evaluated the materiality of the misstatements from qualitative and quantitative perspectives and concluded that although the misstatements were immaterial to all prior year financial statements, their correction in fiscal 2009 would be material. Therefore, we revised the consolidated statement of operations, statement of changes in stockholder’s equity (deficiency in assets) and the statement of cash flows for the year ended December 31, 2008 and the consolidated balance sheet as of December 31, 2008, to correct the utility allocation misstatement.
     The following table summarizes the effects of the revisions on the applicable periods:

	Year Ended
	December 31, 2008
	(Dollars in Thousands,
	Except Per Share Data)
	Previously
	Reported	As Revised
Statement of Operations:
Revenues	$161,452	$161,675
Cost of goods sold	131,154	131,529
Gross profit	30,298	30,146
Loss from continuing operations before income tax	(173)	(325)
Loss from continuing operations	(102)	(254)
Loss from discontinued operations, net of tax of zero	(8,262)	(8,366)
Net loss	(8,364)	(8,620)
Net loss attributable to common stockholders	(26,105)	(26,361)

Loss per share of common stock attributable to common stockholders, basic and diluted:

	Year Ended
	December 31, 2008
	(Dollars in Thousands,
	Except Per Share Data)
	Previously
	Reported	As Revised
Loss from continuing operations	$(6.31)	$(6.36)
Loss from discontinued operations, net of tax	(2.92)	(2.96)
Basic and diluted loss per share	$(9.23)	$(9.32)

	Year Ended
	December 31, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Statement of Cash Flows:
Net loss	$(8,364)	$(8,620)
Change in accounts and other receivables	62,911	62,688
Change in accounts payable	(5,083)	(4,604)

	As of December 31, 2008
	(Dollars in Thousands)
	Previously	As Revised
	Reported in	in 2009 Form
	2008 Form 10-K	10-Q’s	As Revised
Balance Sheet:
Accounts and other receivables, net of allowance	$22,080	$23,163	$25,607
Prepaid expenses and other current assets	2,704	—	2,473
Total current assets	186,297	187,380	189,593
Total assets	261,946	263,029	265,242
Accounts payable	8,915	—	12,520
Total current liabilities	41,367	—	44,972
Accumulated deficit	(240,906)	(239,823)	(241,215)
Total stockholders’ deficiency in assets	(141,525)	(140,442)	(141,834)
Total liabilities and stockholders’ deficiency in assets	261,946	263,029	265,242

	As of December 31, 2008
	(Dollars in Thousands)
	Previously
	Reported	As Revised
Statement of Changes in Stockholder’s Equity (Deficiency in Assets):
Net loss	$(8,364)	$(8,620)
Comprehensive loss	(50,004)	(50,260)
Accumulated deficit	(240,906)	(241,215)
Total stockholders’ deficiency in assets	(141,525)	(141,834)
     We have reclassified certain amounts on the consolidated statement of cash flows to stock compensation expense from other adjustments to reconcile net income (loss) to net cash provided by operating activities, and between changes in other assets and other adjustments to reconcile net income (loss) to net cash provided by operating activities, for the year ended December 31, 2008.
Principles of Consolidation
     The consolidated financial statements include the accounts of our wholly-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investment in S&L Cogeneration Company is accounted for under the equity method. Our investment in S&L Cogeneration Company was $0.4 million as of December 31, 2009 and 2008. We recognized a loss from this investment of $0.1 million and income of $1.1 million in 2009 and 2008, respectively.
Cash and Cash Equivalents
     We consider all investments having an initial maturity of three months or less to be cash equivalents. Our cash is invested in money market funds and certificates of deposit, however, we may invest cash in other high quality, highly liquid cash equivalents from time to time. We maintain balances at financial institutions which may exceed Federal Deposit Insurance Corporation limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risks on our cash or other investments.

Allowance for Doubtful Accounts
     Accounts receivable are presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectability, adjust the allowance account accordingly. As of December 31, 2009 and December 31, 2008, the allowance for doubtful accounts for continuing operations was $0.1 million and less than $0.1 million, respectively, and less than $0.1 million and zero, respectively for discontinued operations. Bad debt expense for continuing operations was less than $0.1 million for 2009 and bad debt benefit for continuing operations was less than $0.1 million for 2008. Bad debt expense for discontinued operations was less than $0.1 million and zero for 2009 and 2008, respectively.
Inventories
     Inventories include raw materials, supplies and spare parts which are valued at average cost. Raw materials and supplies are carried at the lower-of-cost-or-market value. The comparison of cost to market value involves estimation of the market value of our products. For the years ended December 31, 2009 and December 31, 2008, this comparison led to a lower-of-cost-or-market adjustment of less than $0.1 million and $0.4 million, respectively. Spare parts are examined for obsolescence and are carried at their net realizable value. For the year ended December 31, 2009, we increased our obsolescence accrual by $0.2 million for spare parts associated with operations that have been shut down.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. For certain capital projects, our customers reimburse us for a portion of the project cost. For capital expenditures reimbursed by our customers, we treat the reimbursements as a reduction of our cost basis. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is provided using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized in continuing operations was $0.7 million and $0.2 million for 2009 and 2008, respectively.
Plant Turn-around Costs
     As a part of normal recurring operations, each of our manufacturing units is completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turn-arounds” or “shutdowns.” Costs of turn-arounds are expensed as incurred. As expenses for turn-arounds can be significant, the impact of expensing turn-around costs as they are incurred can be material for financial reporting periods during which the turn-arounds actually occur. Turn-around costs expensed during 2009 and 2008 that are included in continuing operations were $3.1 million and $0.3 million, respectively.
Long-Lived Assets
     We assess our long-lived assets for impairment whenever facts and circumstances indicate that the carrying amount may not be fully recoverable. To analyze recoverability, we project undiscounted net future cash flows over the remaining life of the assets. If the projected cash flows from the assets are less than the carrying amount, an impairment is recognized. Any impairment loss would be measured based upon the difference between the carrying amount and the fair value of the relevant assets. For these impairment analyses, impairment is determined by comparing the estimated fair value of these assets, utilizing the present value of expected net cash flows, to the carrying value of these assets. In determining the present value of expected net cash flows, we estimate future net cash flows from these assets and the timing of those cash flows and then apply a discount rate to reflect the time value of money and the inherent uncertainty of those future cash flows. The discount rate we use is based on our estimated cost of capital. The assumptions we use in estimating future cash flows are consistent with our internal planning.

     In the second quarter of 2008, as a result of the permanent shutdown of our phthalic anhydride, or PA, manufacturing unit, our management determined that a triggering event, as defined in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 360, “Impairment or Disposal of Long-Lived Assets,” had occurred and, as a result, we performed an asset impairment analysis on our PA manufacturing unit. We analyzed the undiscounted cash flow stream from our PA business over the remaining life of our PA manufacturing unit and compared it to the $6.6 million net book carrying value of our PA manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our PA business was less than the net book carrying value of our PA manufacturing unit. As a result, we performed a discounted cash flow analysis and subsequently concluded that our PA manufacturing unit was impaired and should be written down to zero. This write-down caused us to record an impairment of $6.6 million in June 2008.
     In the third quarter of 2008, our management determined that a triggering event, as defined in ASC Topic 360, had occurred as a result of the decision to permanently discontinue the use of some of our turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on these turbo generator units and determined the best estimate of fair market value would be the anticipated sales proceeds. This determination of fair market value was based on Level 3 inputs that are not corroborated by observable market data. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008. During 2009, one of the turbo generator units was utilized in a capital project to convert 650 pound steam to 250 pound steam and thus reduce our steam costs. We still plan to sell or utilize the remaining turbo generator, and therefore believe no further impairment is necessary at this time.
     In the fourth quarter of 2009, our management determined that a triggering event, as defined in ASC Topic 360, had occurred as a result of BASF electing to terminate our Plasticizers Production Agreement, effective December 31, 2010. In December 2009, we performed an asset impairment analysis on our esters manufacturing unit. We analyzed the undiscounted cash flow stream from our esters business over the remaining life of the esters manufacturing unit and compared it to the $2.8 million net book carrying value of our esters manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our esters business was higher than the net book carrying value of our esters manufacturing unit. Based on this analysis, we concluded that our esters unit was not impaired as of December 31, 2009, and that no write-down is necessary. We will however accelerate our depreciation on our esters manufacturing unit in 2010 to ensure it is fully depreciated by December 31, 2010.
Other Assets
     Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of earnings or losses from an investee company is not included in our consolidated balance sheet or consolidated statement of operations. However, any impairment charges related to an investee company would be recognized in our consolidated statement of operations, and if circumstances suggested that the value of that investee company had subsequently recovered, such recovery would not be recorded. At December 31, 2009 and 2008, we had a cost method investment of $0.5 million included in other assets in our consolidated balance sheet.
Revenue Recognition
     We produce acetic acid and plasticizers and recognize revenues (and the related costs) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured.
     Acetic Acid. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, all of our acetic acid is sold to BP Amoco Chemical Company, or BP Chemicals, who takes delivery, title and risk of loss at the time the acetic acid is produced. BP Chemicals, in turn, markets and sells the acetic acid and pays us a portion of the profits derived from those sales. BP Chemicals reimburses us monthly for 100% of our fixed and variable costs of production (excluding some indirect expenses and direct depreciation associated with machinery and equipment used in the manufacturing of acetic acid) and the revenue associated with the reimbursement of these costs is included in revenue and is matched against our costs as they are incurred. We recognize revenue related to the profit sharing component under our Acetic Acid Production Agreement based on quarterly estimates received from BP Chemicals. These estimates are based on the profits from sales of acetic acid subject to our Acetic Acid Production Agreement.
     Plasticizers. We generate revenues from our plasticizers operations through our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement, with BASF Corporation, or BASF. BASF purchases all of our plasticizers and takes delivery, title and risk of loss at the time of production. We receive fixed, level quarterly payments which are recognized on a straight-line basis. In addition, BASF reimburses us monthly for our actual fixed and variable costs of production (excluding direct depreciation associated with machinery and equipment used in the manufacturing of plasticizers), and the revenue associated with the reimbursement of these costs is included in revenue and is matched against our costs as they are incurred.
     Deferred revenue. Deferred credits are amortized over the life of the contracts which gave rise to them. As of December 31, 2009, related to continuing operations, we had a balance in deferred income of approximately $4.8 million, which represents certain payments received from our oxo-alcohol and PA operations, which previously were part of our plasticizers business. The oxo alcohol payment was previously being amortized using the straight-line method over an eight year life that ended on December 31, 2013, the original termination date of our Plasticizers Production Agreement. As a result of BASF’s election to terminate our Plasticizers Production Agreement, effective December 31, 2010, the original eight year life was changed to five years and the remaining unamortized balance of $3.6 million will be recognized in 2010. The PA payment is being amortized using the straight-line method over the remaining life of our Plasticizers Production Agreement of one year, and the remaining unamortized balance of $1.2 million will be recognized in 2010. In discontinued operations, as of December 31, 2009, we had a balance in deferred income of approximately $35.4 million related to payments made to us under our exclusive styrene production agreement with NOVA Chemicals Inc. which is being amortized using the straight-line method over the contractual non-compete period of five years, of which approximately three years remain. Approximately $12.4 million will be recognized in discontinued operations in 2010.
Debt Issue Costs
     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $1.1 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively. As a result of our purchase of $25.0 million aggregate principal amount of our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, during the fourth quarter of 2009, we amortized $0.9 million of the debt issue costs related to our Secured Notes (See Note 5).
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. We regularly assess deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2009, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2009, our valuation allowance was $28.2 million, a decrease of $3.2 million from December 31, 2008. The decrease included a valuation allowance adjustment of $1.4 million related to our state taxes and credits and $0.9 million due to gains in other comprehensive income for adjustments to our benefits plans. As of December 31, 2009, our overall net deferred tax asset/liability balance was zero.
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
Preferred Stock Dividends
     We record preferred stock dividends on our Preferred Stock in our consolidated statements of operations based on the estimated fair value of dividends at each dividend accrual date. Our Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Preferred Stock, and is payable in arrears in additional shares of our Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Preferred Stock is $13,793 per share, and each share of our Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our Preferred Stock in our consolidated balance sheets represents the initial fair value at original issuance in 2002 plus the initial fair value of each of the quarterly dividends paid since issuance. The fair value of our Preferred Stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represent the greater of the liquidation value of the shares of Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are subtracted from net income in our consolidated statements of operations, and added to the balance of Redeemable Preferred Stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.
Earnings (Loss) Per Share
     Basic earnings per share, or EPS, is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ending December 31, 2009 and December 31, 2008, we had no dilutive securities outstanding due to all common stock equivalents having an anti-dilutive effect during these periods.
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
2. Discontinued Operations
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, received clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60 million payment to us from INEOS NOVA. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period of time was initially through 2015. However, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     We operated our styrene facility through early December 2007, as we completed our production of inventory and exhausted our raw materials and purchase requirements. We sold substantially all of our remaining inventory during the first quarter of 2008. The decommissioning process was completed by the end of 2008. $18.9 million of the $19.6 million in costs associated with the decommissioning were incurred in 2008. In July 2008, we announced a reduction in work force in order to reduce our staffing to a level appropriate for our existing operations and site development projects. As a result, we reduced our salaried work force by 19 people and our hourly work force by 15 people and we recognized and paid $1.4 million of severance costs. Additionally, as a result of the work force reduction, we recorded a curtailment loss of $1.2 million for our benefit plans in 2008.
     As a result of our styrene facility being permanently shut down, we have no significant continued involvement in the styrene business and have, therefore, reported the operating results of this business as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of December 31, 2009 and December 31, 2008 were as follows:

	December 31,
	2009	2008
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$24	$166

Liabilities of discontinued operations:(1)
Liabilities of discontinued operations	$12,384	$12,444
Long-term liabilities of discontinued operations	23,010	35,394

Total	$35,394	$47,838

(1)	As of December 31, 2009, represents deferred income from the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities represents the current portion of $12.4 million, and deferred credits and other liabilities include the long-term portion of the deferred income of $23.0 million.
     Revenues and income (loss) before income taxes from discontinued operations for the years ended December 31, 2009 and December 31, 2008 are presented below:

	Year ended December 31,
	2009	2008
	(Dollars in Thousands)
Revenues	$12,382	$26,591
Income (loss) before income taxes	11,151	(8,366)

3. Detail of Certain Balance Sheet Accounts

	December 31,
	2009	2008
	(Dollars in Thousands)
Inventories:
Raw materials	$1,276	$1,149
Stores and supplies (net of obsolescence reserve of $1,465 and $1,380, respectively)	3,992	4,072

	$5,268	$5,221

Property, plant and equipment, net:
Land	$7,149	$7,149
Buildings	4,824	4,824
Plant and equipment	136,418	122,563
Construction in progress	1,894	6,448
Less: accumulated depreciation	(82,103)	(73,173)

	$68,182	$67,811

Other assets, net:
Investments	$500	$511
Debt issuance costs	4,629	6,615
Other	631	712

	$5,760	$7,838

Accrued liabilities:
Employee compensation and benefits	$11,698	$4,885
Deferred income	5,583	2,965
Interest payable	3,868	4,368
Property taxes	1,401	2,193
Advances from customers	1,000	3,572
Other	866	2,025

	$24,416	$20,008

Deferred credits and other liabilities:
Accrued postretirement, pension and post employment benefits	$39,031	$51,319
Deferred income	—	5,165
Advances from customers	—	1,000
Other	2,053	1,619

	$41,084	$59,103

4. Valuation and Qualifying Accounts
     Below is a summary of valuation and qualifying accounts for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars in Thousands)
Continuing Operations
Allowance for doubtful accounts:
Balance at beginning of year	$18	$39
Add: bad debt expense (benefit)	40	(5)
Deduct: written-off accounts	—	(16)

Balance at end of year	$58	$18

Reserve for inventory obsolescence:
Balance at beginning of year	$1,380	$1,472
Add: obsolescence accrual	256	36
Deduct: disposal of inventory	(171)	(128)

Balance at end of year	$1,465	$1,380

Discontinued Operations
Allowance for doubtful accounts:
Balance at beginning of year	$—	$—
Add: bad debt expense (benefit)	24	—
Deduct: written-off accounts	—	—

Balance at end of year	$24	$—

5. Long-Term Debt
     On March 29, 2007, we completed a private offering of $150.0 million aggregate principal amount of our unregistered Secured Notes pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy. Pursuant to a registration rights agreement among us, Sterling Energy and the initial purchasers, we agreed to exchange our unregistered Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended, or the Securities Act, to cause the registration statement for the exchange offer to become effective by December 24, 2007, and to complete the exchange offer within 50 days of the effective date of the registration statement. On August 30, 2007, we made an initial filing of the exchange offer registration statement. However, the registration statement was not declared effective by December 24, 2007, and, as a result, the interest rate on our Secured Notes increased by 0.25% per annum on each of December 25, 2007, March 24, 2008 and June 22, 2008. The registration statement was declared effective on August 13, 2008, and the exchange offer was closed on September 19, 2008. As a result, the interest rate on our Secured Notes reverted back to the face amount of 10 1/4% per annum when the exchange offer closed. The additional interest incurred from December 25, 2007 through the closing of the exchange offer was approximately $0.5 million and was paid on April 1, 2008 and October 1, 2008.
     Our indenture contains affirmative and negative covenants and customary events of default, including payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, other than an event of default triggered upon certain bankruptcy events, the trustee under our indenture or the holders of at least 25% in principal amount of our outstanding Secured Notes may declare our Secured Notes to be due and payable immediately. Upon an event of default, the trustee may also take actions to foreclose on the collateral securing our outstanding Secured Notes. Our indenture does not require us to maintain any financial ratios or satisfy any financial maintenance tests. We are currently in compliance with all of the covenants contained in our indenture.
     Interest is due on our outstanding Secured Notes on April 1 and October 1 of each year. Our outstanding Secured Notes, which mature on April 1, 2015, are senior secured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. Subject to specified permitted liens, our outstanding Secured Notes are secured (i) on a first priority basis by all of our fixed assets and certain related assets, including, without limitation, all of our property, plant and equipment and (ii) on a second priority basis by our other assets, including, without limitation, accounts receivable, inventory, capital stock of our domestic restricted subsidiaries, intellectual property, deposit accounts and investment property.
     In the fourth quarter of 2009, we purchased $25.0 million in aggregate principal amount of our Secured Notes for $23.8 million in cash in the open market resulting in a $1.2 million gain. This gain was partially offset by the amortization of a pro rata portion of the related debt issue costs of $0.9 million. In February 2010, we repurchased an additional $2.0 million in aggregate principal amount of our Secured Notes for $1.9 million, and in the first quarter of 2010, we will amortize less than $0.1 million for the pro rata portion of the related debt issue costs.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc, or CIT as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. Our revolving credit facility was secured by first priority liens on all of our accounts receivable, inventory and other specified assets. On March 29, 2007, we amended and restated our revolving credit facility to, among other things, extend the term of our revolving credit facility until March 29, 2012, reduce the maximum commitment thereunder to $50.0 million, make certain changes to the calculation of the borrowing base and lower the interest rates and fees charged thereunder. In response to the expected continued lower levels of accounts receivable and inventory, as well as our lesser need for a working capital facility, we reduced our commitment under our revolving credit facility to $25.0 million on June 30, 2008. On November 7, 2008, we further amended our revolving credit facility to substantially reduce restrictions, subject to minimum liquidity requirements, on investment of cash and other assets, payment of cash dividends, repurchase of debt and equity securities, modification of preferred stock terms, entry into affiliated transactions, disposition of assets and engagement in certain business activities. We paid the administrative agent an amendment fee plus expenses totaling approximately $0.1 million in connection with this amendment. On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010 due to our substantial cash reserves and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining associated debt issue costs of $0.2 million will be written off as of the effective termination date.
     As of December 31, 2009, total credit available under our revolving credit facility was limited to $7.5 million, there were no loans outstanding and we had $3.5 million in letters of credit outstanding, resulting in borrowing availability of $4.0 million. As our revolving credit facility included both a subjective acceleration clause and a lock-box arrangement, any balances outstanding under our revolving credit facility would have been classified as a current portion of long-term debt.
     On January 31, 2010, we entered into a $5 million Revolving Line of Credit for letters of credit, or our LC Facility, with JP Morgan Chase Bank, N.A. or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility will expire January 31, 2014, and letters of credit issued under this facility bear an annual fee of 1%. On January 31, 2010, we also entered into an Assignment of Deposit Account Agreement with Chase providing collateral for the LC facility with a $5 million deposit account. As of February 28, 2010, there were $3.3 million in standby letters of credit issued under the LC facility.
Debt Maturities
     Our Secured Notes, which had an aggregate principal balance of $125.0 million outstanding as of December 31, 2009, are due on April 1, 2015.
6. Income Taxes
     A reconciliation of federal statutory income taxes to our effective tax benefit is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in Thousands)
Benefit for income taxes at statutory rates	$(4,650)	$(113)
Non-deductible expenses	11	19
State income taxes	—	—
Change in valuation allowance	4,041	29
Limitation on tax benefit of continuing operations	(4,650)	—
Other	—	(6)

Effective tax benefit	$(5,248)	$(71)

     The income tax benefit for continuing operations and all other components is shown below:

	Year Ended December 31,
	2009	2008
	(Dollars in Thousands)
Tax benefit — continuing operations	$(5,248)	$(71)
Tax expense — all other components	4,650	—

Total tax benefit	$(598)	$(71)

     The income tax benefit in continuing operations is composed of the following:

	Year Ended December 31,
	2009	2008
	(Dollars in Thousands)
Current federal	$(598)	$(71)
Deferred federal	(4,650)	—
Current and deferred state	—	—

Total tax benefit	$(5,248)	$(71)

     The components of our deferred income tax assets and liabilities are summarized below:

	December 31,
	2009	2008
	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$1,985	$1,163
Accrued postretirement cost	1,144	1,048
Accrued pension cost	12,145	14,096
Tax loss and credit carry forwards	22,511	25,319
State deferred taxes	64	185
Unearned revenue	1,658	2,566
Other	940	670

Subtotal	$40,447	$45,047

Less: valuation allowance	$(28,244)	$(31,451)

Total deferred tax assets	$12,203	$13,596

Deferred tax liabilities:
Property, plant and equipment	$(12,203)	$(13,596)

Total deferred tax liabilities	$(12,203)	$(13,596)

Net deferred tax assets	$—	$—

     As of December 31, 2009, we had an available U.S. federal income tax net operating loss, or NOL, of approximately $94.8 million, which expires during the years 2023 through 2029. Under the provisions of the revised Texas Franchise Tax, our existing State of Texas net operating loss carry-forwards, or State NOLs, were converted into state tax temporary credits. As of December 31, 2009, we had state tax temporary credits of $4.5 million and state carry-forward investment tax credits of $0.1 million resulting in a state valuation allowance of $1.4 million. As of December 31, 2008, we had state tax temporary credits of $4.6 million and state carry-forward investment tax credits of $0.3 million resulting in a state valuation allowance of $2.7 million. The $1.3 million change in our state valuation allowance was due to expired or utilized state tax credits and current year activity.
     We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2009, we concluded that a valuation allowance was needed against our deferred tax assets for $28.2 million, including a valuation allowance of $13.7 million for cumulative losses in other comprehensive income due to adjustments to our benefit plans, resulting in an overall net deferred tax asset/liability balance of zero as of December 31, 2009.
     At January 1, 2008, we had a $3.7 million contingent tax liability relating to tax positions taken in previous tax returns. We concluded that these deductions do not meet the more likely than not recognition threshold. Our accounting policy is to recognize any accrued interest or penalties associated with unrecognized tax benefits as a component of income tax expense. Due to significant net operating losses incurred during the tax periods associated with our uncertain tax positions, no amount for penalties or interest has been recorded in our financial statements.

We do not believe the total amount of unrecognized tax benefits will change significantly within the next twelve months. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. As of December 31, 2009, there were no changes to our uncertain tax positions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2008	$3,685
Additions for tax positions of the current year	—
Additions for tax positions of prior years	18
Reductions for tax positions of prior years for	—
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2008	$3,703

Balance, January 1, 2009	$3,703
Additions for tax positions of the current year	—
Additions for tax positions of prior years
Reductions for tax positions of prior years for
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2009	$3,703

     We file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the State of Texas. We remain subject to federal examination for tax years ended December 31, 2003 and subsequent years, and we remain subject to examination by the State of Texas for tax years ended December 31, 2005 and subsequent years.
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
     Pension plan assets are invested in a balanced portfolio managed by an outside investment manager. Our benefits plans committee has established an investment policy detailing the plans guidelines and investment strategies, and regularly monitors the performance of the funds and portfolio managers. Our investment guidelines address the following items: governance, general investment beliefs and principles, investment objectives, specific investment goals, process for determining and maintaining the asset allocation policy, long-term asset allocation, rebalancing, investment restrictions and prohibited transactions (the use of derivatives and the use of leverage as types of investments are generally prohibited), portfolio manager structure and diversification (which addresses limits on the amount of investments held by any one manager to minimize risk), portfolio manager selection criteria, plan evaluation, portfolio manager performance review and evaluation, and risk management (including various measures used to evaluate risk tolerance). Pension plan assets are invested as follows:

	As of December 31,
	2009	2008
Equities	61.4%	56.0%
Bonds	35.6%	30.0%
Other	3.0%	14.0%

Total	100.0%	100.0%

     Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for our pension assets are to: (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk; and protect the assets from erosion of purchasing power; (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return; and (3) move to matching the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future. The plans strive to meet these objectives by employing a consultant to advise the benefits plans committee on plans’ investments, portfolio managers to manage assets within the guidelines and strategies set forth by the benefits plans committee. Performance of these managers is compared to applicable benchmarks.
     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions is stated below:

	December 31,
	2009	2008
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$121,167	$123,165
Interest cost	7,191	7,188
Actuarial loss (gain)	4,628	(1,575)
Curtailment loss	—	907
Benefits paid	(8,731)	(8,518)

Benefit obligation at end of year	$124,255	$121,167

	December 31,
	2009	2008
	(Dollars in Thousands)
Change in plan assets:
Fair value at beginning of year	$77,807	$118,383
Actual return on plan assets	17,483	(35,247)
Employer contributions	213	3,189
Benefits paid	(8,731)	(8,518)

Fair value at end of year	86,772	77,807

Funded status	$(37,483)	$(43,360)

	December 31,
	2009	2008
	(Dollars in Thousands)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(6,299)	$(212)
Non-current liabilities	(31,184)	(43,148)

Net amount recognized in financial position	$(37,483)	$(43,360)

	December 31,
	2009	2008
	(Dollars in Thousands)
Amount recognized in accumulated other comprehensive loss consists of (pre-tax):
Net loss	$(28,022)	$(38,098)

Net amount recognized in accumulated other comprehensive loss (1)	$(28,022)	$(38,098)

(1)	$1.9 million of actuarial loss in accumulated other comprehensive loss as of December 31, 2009 is expected to be recognized as a component of net pension costs during 2010. $10.1 million of actuarial gain was recognized in other comprehensive income during 2009.

	December 31,
	2009	2008
Weighted-average assumptions to determine benefit obligations:
Discount Rate	5.75%	6.25%
Rates of increase in salary compensation level	—	—
     All plans have projected benefit obligations in excess of plan assets as of December 31, 2009. The total accumulated benefit obligation was $124.3 million and $121.2 million as of December 31, 2009 and 2008, respectively. Contributions expected to be paid in 2010 are estimated to be approximately $6.3 million. The expected pension expense for 2010 is $4.1million.
     During the third quarter of 2008, as a result of our work force reduction announced in July 2008, and in accordance with ASC Topic 715 “Compensation – Retirement Benefits”, or ASC Topic 715, we recorded plan curtailment losses in discontinued operations of $0.9 million for our defined benefit pension plans.
     Net periodic pension costs (benefit) consist of the following components:

	Year Ended December 31,
	2009	2008
	(Dollars in Thousands)
Components of net pension costs (benefit):
Interest on prior year’s projected benefit obligation	7,191	7,188
Expected return on plan assets	(5,613)	(8,352)
Net amortization of actuarial loss	2,832	31
Curtailment loss	—	907

Net pension costs (benefit)	$4,410	$(226)

	December 31,
	2009	2008
	(Dollars in Thousands)
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$(28,022)	$(38,098)

Total	$(28,022)	$(38,098)

	December 31,
	2009	2008
	(Dollars in Thousands)
Weighted-average assumptions to determine net periodic benefit cost:
Discount Rate	6.25%	6.00%
Expected long-term rate of return on plan assets	7.50%	7.50%
     A discount rate is used to determine the present value of our future benefit obligations. The discount rate for our pension plans was determined by matching the expected cash flows to a yield curve based on long-term, high quality fixed income debt instruments available as of the measurement date.

     The assumption for expected long-term rate of return on plan assets for our pension plans was developed using a long-term projection of returns for each asset class, and taking into consideration our target asset allocation. The expected return for each asset class is a function of passive, long-term capital market assumptions and excess returns generated from active management. The capital market assumptions used are provided by independent investment advisors, while excess return assumptions are supported by historical performance, fund mandates and investment expectations. In addition, we compare the expected return on asset assumption with the average historical rate of return these plans have been able to generate.
     The fair values of our pension benefit plan assets by asset category as of December 31, 2009 are presented below (in thousands), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

					Percentage of	Target
	Level 1	Level 2	Level 3	Total Assets	Plan Assets	Allocation 2010
Asset Category:
Cash and cash equivalents	$2,611	$—	$—	$2,611	3%	0-10%
Mutual Funds
International	13,562	—	—	13,562	16%	10-20%
Large-Cap Value	13,966	—	—	13,966	16%	10-20%
Small-Cap Growth	2,570	—	—	2,570	3%	0-5%
Emerging Markets	4,444	—	—	4,444	5%	0-10%
Mid-Cap Growth	1,818	—	—	1,818	2%	0-5%
All Cap	11,159	—	—	11,159	13%	10-15%
Small-Cap Value	3,536	—	—	3,536	4%	0-5%
Mid-Cap Value	2,224	—	—	2,224	2%	0-5%
Intermediate Fixed Income/Core	20,738	—	—	20,738	24%	20-40%
Long Duration Fixed Income	2,519	—	—	2,519	3%	0-15%

Total Mutual Funds	76,536	—	—	76,536	88%
Guaranteed Deposit Account	—	—	7,625	7,625	9%	0%

Total Plan Assets	$79,147	$—	$7,625	$86,772	100%

     Pension assets utilizing Level 1 inputs include fair values of the mutual fund securities that were determined by closing prices for those securities traded on national stock exchanges.
     The estimated fair value for the Guaranteed Deposit Account is based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3. This Guaranteed Deposit Account is a group annuity product offered by our prior investment manager. In January 2010, $7.6 million was transferred from the Guaranteed Deposit Account into mutual funds to be managed by our new investment manager.
     A reconciliation of the 2009 beginning and ending fair value balances for our Guaranteed Deposit Account is as follows:

Fair value as of December 31, 2008	$ 7,798
Transfers	8,328
Disbursements	(8,643)
Return on plan assets	142

Fair value as of December 31, 2009	$ 7,625

     The return on plan assets refers to income from assets held as of December 31, 2009.
Postretirement Benefits Other Than Pensions
     We provide certain health care benefits and life insurance benefits for retired employees. We accrue the cost of these benefits during the period in which the employee renders the necessary service.
     Health care benefits are currently provided to employees hired prior to June 1, 2004 who retire from us with ten or more years of credited service. Some of our employees are eligible for postretirement life insurance, depending on their hire date. Postretirement health care benefit plans are contributory. Benefit provisions for most hourly employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred.
     During the third quarter of 2007, we approved an amendment (effective December 31, 2007) to our postretirement medical plan which ended Medicare-supplemental medical and prescription drug coverage for retirees who are Medicare eligible. This amendment, which was communicated to the participants during the third quarter of 2007, affects the majority of the participants currently enrolled in our retiree medical plan who are enrolled in Medicare because they are 65 or over. This plan amendment reduced our other postretirement benefit plan liability by $13.0 million with a corresponding change to accumulated other comprehensive (loss) income.
     During the third quarter of 2008, as result of our work force reduction announced in July 2008, we recorded plan curtailment losses in discontinued operations of $0.3 million for our post retirement medical plan.
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Act, was passed. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D, and accordingly, we expect to be entitled to the federal subsidy through 2010. In 2009, we received a subsidy of less than $0.1 million under the Act.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	December 31,
	2009	2008
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$8,144	$11,019
Service cost	45	55
Interest cost	484	575
Actuarial gain	(368)	(2,518)
Curtailment loss	—	290
Benefits paid	(701)	(1,277)

Benefit obligation at end of year	$7,604	$8,144

Funded status	$(7,604)	$(8,144)

	December 31,
	2009	2008
	(Dollars in Thousands)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(690)	$(789)
Non-current liabilities	(6,914)	(7,355)

Net amount recognized in financial position	$(7,604)	$(8,144)

	December 31,
	2009	2008
	(Dollars in Thousands)
Amounts recognized in accumulated other comprehensive income consists of (pre-tax):
Net gain	$760	$391
Plan amendment/prior service costs	20,520	22,686

Net amount recognized in accumulated other comprehensive income	$21,280	$23,077

	Year Ended December 31,
	2009	2008
Discount rate used to determine benefit obligations	5.25%	6.25%
Net periodic plan costs consist of the following components:

	Year Ended December 31,
	2009	2008
	(Dollars in Thousands)
Components of net plan costs:
Service cost	$45	$55
Interest cost	484	575
Net amortization:
Prior service costs	(2,164)	(2,165)

Net plan benefit	$(1,635)	$(1,535)

Discount rate used to determine periodic cost	6.25%	6.00%

	December 31,
	2009	2008
	(Dollars in Thousands)
Changes in benefit obligations recognized in accumulated other comprehensive (loss) income (pre-tax):
Net gain	$368	$2,519
Amortization of prior service cost	(2,164)	(2,165)

Total	$(1,796)	$354

     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2010. The rate is assumed to decrease gradually to 4.5% by 2017 and remain level thereafter. Estimated benefit payments for 2010 are expected to be approximately $0.7 million. The expected amortization of amounts included in accumulated other comprehensive income as of December 31, 2009 to net benefit income for 2010 is $2.2 million. Based on enacted plan changes, assumed health care cost trend rates no longer have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in Thousands)
Effect on total of service and interest cost components	$19	$(17)
Effect on post-retirement benefit obligation	356	(319)
Estimated Future Benefits Payable
     We estimate that the future benefits payable over the next ten years under our pension and other post-retirement benefits as of December 31, 2009 are as follows (in thousands):

				Other
	Pensions-	Pensions-	Pensions-	Postretirement
	hourly	salaried	other	Benefits	Total
2010	$3,474	$5,174	$209	$690	$9,547
2011	3,345	5,203	203	687	9,438
2012	3,293	5,259	196	719	9,467
2013	3,294	5,219	188	735	9,436
2014	3,222	5,195	181	739	9,337
2015-2019	16,273	26,839	779	3,510	47,401
Long-term Incentive Plan
     On August 7, 2009, our Board of Directors adopted our Long-Term Incentive Plan, or our LTI Plan. Our LTI Plan provides for the issuance of performance awards to our Chief Executive Officer and President, our Senior Vice Presidents and other key employees. The purpose of our LTI Plan is to provide an incentive to our executive officers and other designated employees to contribute to our growth and profitability, to increase stockholder value and to retain such employees. Performance awards under our LTI Plan may be payable in the form of cash or other property, and are payable upon the satisfaction of pre-determined performance goals over performance periods; provided that, with some exceptions, the recipient remains employed by us on the last day of the performance period for which such recipient is receiving the award. We expensed $0.2 million in 2009 for the LTI Plan.
Bonus Plan and Gain Sharing Plan
     In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan, which has been amended several times since its original adoption, is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. We expensed $2.1 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively, in connection with payments under our Bonus Plan and our Gain Sharing Plan.
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
     In addition to the lump sum payment, the participant is entitled to receive any accrued but unpaid compensation, compensation for unused vacation time and any unpaid vested benefits earned or accrued under any of our benefit plans (other than qualified plans). Also, for a period of 24 months (including 18 months of COBRA coverage), the participant will continue to be covered by all of our life, medical and dental insurance plans and programs (other than disability), as long as the participant makes a timely COBRA election and pays the active employee premiums required under our plans and programs and by COBRA. In addition, our obligation to continue to provide coverage under our plans and programs to any participant ends if and when the participant becomes employed on a full-time basis by a third party which provides the participant with substantially similar benefits.
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
     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. We expensed $0.3 million and zero in 2009 and 2008, respectively, pursuant to this plan.
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
     In addition to the lump sum payment, for a period of six months after the participant’s termination date, the COBRA premium required to be paid by such participant for coverage under our medical and dental plans may not be increased beyond that required to be paid by active employees for similar coverage under those plans, as long as the participant makes a timely COBRA election and pays the active employee premiums required under those plans and otherwise continues to be eligible for coverage under those plans.
     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. With respect to continuing operations, we recorded zero expense in 2009 and 2008.
Savings and Investment Plan
     Our Eighth Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the plan. A participant may direct up to a maximum of 100% of eligible earnings to the plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. We match 100% of employees’ contributions; to the extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Our expense under this plan was $0.9 million and $1.0 million in 2009 and 2008, respectively.

Employment Agreement
     Effective as of May 27, 2008, John V. Genova was appointed as our President and Chief Executive Officer and was elected as a member of our Board of Directors. Mr. Genova’s employment as our President and Chief Executive Officer is governed by an Employment Agreement, or the Employment Agreement, dated effective as of May 27, 2008, which was subsequently amended. The Employment Agreement has a term of three years with automatic one-year extensions each year unless we or he elect to stop the automatic extensions. The Employment Agreement governs Mr. Genova’s base salary, bonus, incentive plan and other employee benefits as well as severance benefits if his employment is terminated in specified ways for specified reasons. In addition, when Mr. Genova signed the Employment Agreement, we granted Mr. Genova options to acquire 120,000 shares of our common stock at an exercise price of $31.60 per share. These options, which were granted under our 2002 Stock Plan, have a ten-year term and will vest and become exercisable in three equal, annual installments, with the first installment vesting and becoming exercisable on May 27, 2009 (subject to Mr. Genova’s continued employment with us on each applicable vesting date).
8. Stock-Based Compensation
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under the plan (subject to adjustment), which has since been amended, or our 2002 Stock Plan. On December 5, 2008, the Compensation Committee of our Board adopted our Second Amended and Restated 2002 Stock Plan and it became effective upon approval by the stockholders during our Annual Meeting of Stockholders held on April 30, 2009. Upon approval by our stockholders, an additional one million shares of our common stock became available for issuance under our 2002 Stock Plan and we reserved an additional one million shares of our common stock for this purpose. Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 224,167 shares of our common stock outstanding under our 2002 Stock Plan, with a weighted average contractual term of ten years, all at an exercise price of $31.60, and an additional 1,139,747 shares of common stock available for issuance under our 2002 Stock Plan. The decrease in compensation expense in 2009 is due to an increase in our estimated forfeiture rate to 38% in 2009 compared to 5% in 2008. The increase in the estimated forfeiture rate resulted from increased forfeitures of stock options in 2009 and resulted in a cumulative adjustment of $0.2 million in 2009.
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
     Any awards granted under our 2002 Stock Plan after December 31, 2005 are being expensed over the vesting period of the award. The impact to net income and cash flows from operations for our stock based compensation expense was $0.1 million and $0.3 million for the years ended December 31, 2009 and December 31, 2008, respectively.
     A summary of our stock option activity for 2009 is presented below:

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at beginning of year	347,500	$31.60
Forfeited	(123,333)	31.60

Outstanding at end of year	224,167	$31.60	5.6 years	$—

Options exercisable at end of year	144,167		2.6 years	$—

     A summary of our unvested stock options as of December 31, 2009, and the changes during the year then ended is presented below:

		Weighted-Average
	Outstanding	Grant-Date Fair
	Shares	Value
Unvested as of December 31, 2008	125,000	$—
Vested	(41,667)	7.25
Forfeited	(3,333)	5.76

Unvested as of December 31, 2009	80,000	$7.31

     The total fair value of options that vested during the years ended December 31, 2009 and 2008 was $0.3 million and zero, respectively. As of December 31, 2009, there was $0.1 million of total future compensation expense related to unvested options which are expected to vest. That cost is expected to be recognized over a weighted average period of 1.4 years.
9. Commitments and Contingencies
Product Contracts:
     We have long-term agreements which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. See Note 11 for more information.
Environmental Regulations:
     Our operating expenditures for environmental matters, primarily waste management and compliance, were $14.5 million and $15.9 million in 2009 and 2008, respectively. During 2009 and 2008, we spent $1.8 million and $1.1 million, respectively, for environmentally-related capital projects and anticipate spending approximately $0.3 million for capital projects related to waste management, incident prevention and environmental compliance during 2010.
     On December 13, 2007, the Texas Commission for Environmental Quality, or the TCEQ, issued an agreed order requiring us to remove all process wastewater from a holding pond at our Texas City facility in order to prevent discharges during heavy rain events. In order to comply with this agreed order, we implemented a capital project at a total cost to us of $2.8 million, which represented the majority of our environmentally-related capital projects in 2008 and 2009.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict, but granted plaintiffs’ motion for a new trial. We and the other remaining defendant timely filed notices of appeal of that order, as well as other orders issued during the trial. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a one million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, we, several of our benefit plans and the plan administrators for those plans were sued in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs are seeking to represent a proposed class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs are alleging that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in the asset purchase agreement between us and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009 but the court has not yet as issued a ruling. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     On February 4, 2008, we filed a Petition for Declaratory Judgment in the 212th District Court of Galveston County, Texas (Case No. 08CV0108) against Marathon Petroleum Company LLC, or Marathon, in connection with a dispute between Marathon and us under a Purchase Agreement for FCC Off-Gas, or the Off-Gas Purchase Agreement. Under the Off-Gas Purchase Agreement, we purchase an amount of off-gas each month from Marathon within a stated range at Marathon’s option. Following the closure of certain production units at our Texas City facility, our demand for off-gas has been below the low-end of the stated range. On July 31, 2007, and again on November 19, 2007, we invoked the undue economic hardship clause of the Off-Gas Purchase Agreement and requested that Marathon enter into good faith negotiations to modify its terms. After Marathon disputed the applicability of the economic hardship provision and refused to renegotiate the terms of the Off-Gas Purchase Agreement, we filed a declaratory judgment action to enforce the terms of the economic hardship provision, and Marathon filed a counter-claim against us for breach of contract. Marathon contended that Sterling’s failure to take the minimum contract quantities has resulted in damages in the past, which will continue in the future through the end of the term of the Off-Gas Purchase Agreement on April 30, 2011. On February 26, 2010, we and Marathon entered into a confidential settlement agreement with respect to this matter. We do not believe that this matter will have a material adverse impact on our business, financial condition, results of operations or cash flows, although a material adverse effect could occur.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     As of December 31, 2008, we had a receivable of $1.3 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and were, therefore, reimbursable through our insurance carriers. For the year ended December 31, 2009, we incurred $2.1 million of legal costs that are reimbursable under our insurance policies and received $3.3 million of payments from our insurance carriers, resulting in a receivable balance of $0.1 million as of December 31, 2009.
10. Leasing Arrangements
     Certain of our contractual arrangements with customers and suppliers qualify as leasing arrangements. These leasing arrangements consist principally of our Acetic Acid Production Agreement with BP Chemicals, our Plasticizers Production Agreement with BASF and a supply agreement with Praxair related to the purchase of hydrogen and carbon monoxide. In the fourth quarter of 2009, BASF elected to terminate our Plasticizers

Production Agreement, effective December 31, 2010. The Acetic Acid Production Agreement expires in 22 years and the Praxair Agreement expires in 7 years. All of these agreements are classified as operating leases.
     The following schedule provides an analysis of the net book value of our plant, property and equipment under the operating leases to BP Chemicals and BASF as of December 31, 2009 (in thousands):

Machinery and equipment	$81,842
Other	1,367
Less: accumulated depreciation	(52,939)

$30,270

     The following is a schedule by year of minimum future rentals to be received for operating leases with BP Chemicals and BASF, whose operating lease will be terminated effective December 31, 2010, as of December 31, 2009 (in thousands):

Year ending December 31:
2010	$8,195
2011	4,875
2012	4,875
2013	4,875
2014	4,875
Thereafter	7,716

$35,411

     The following schedule shows the composition of revenue derived from the operating leases with BP Chemicals and BASF, whose operating lease will be terminated effective December 31, 2010, (in thousands):

	Year ended December 31,
	2009	2008
Minimum rentals	$3,260	$3,200
Contingent rentals(1)	16,742	28,634

	$20,002	$31,834

(1)	Contingent rentals are primarily based on profit sharing.
     The following is a schedule by year of future minimum rental payments by us required under the operating lease with Praxair that has a remaining lease term in excess of one year as of December 31, 2009 (in thousands):

Year ending December 31:
2010	$7,751
2011	7,751
2012	7,751
2013	7,751
2014	7,751
Thereafter	12,272

$51,027

     The following schedule shows the composition of total rental expense for the operating lease with Praxair (in thousands):

	Year ended December 31,
	2009	2008
Minimum rentals	$7,751	$7,751
Contingent rentals(1)	—	216

	$7,751	$7,967

(1)	Contingent rentals are based on carbon monoxide purchases in excess of the minimum purchase requirement.
     We have entered into various non-cancelable long-term operating leases. Specifically, future minimum lease commitments for the lease of our corporate offices at December 31, 2009 are as follows: 2010 $0.3 million; 2011 $0.3 million; 2012 $0.3 million; 2013 $0.2 million and thereafter zero. Rent expense for our corporate offices was $0.3 million for each of the years ended December 31, 2009 and December 31, 2008, respectively.
11. Operating Segment and Sales Information
     As of December 31, 2009, after considering the effects of discontinued operations, we have reported our operations through two segments: acetic acid and plasticizers. The accounting policies are the same as those described in Note 1. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit (losses) for each of our reportable operating segments are as follows:

	Year ended December 31,
	2009	2008
	(Dollars in Thousands)
Revenues:
Acetic acid	$87,270	$129,696
Plasticizers	26,044	31,030
Other	1,020	949

Total	$114,334	$161,675

Segment gross profit (loss):
Acetic acid	$5,521	$28,135
Plasticizers	5,878	4,133
Other(1)	(265)	(2,122)

Total	11,134	30,146
Selling, general and administrative expenses	12,875	12,331
Impairment of long-lived assets	—	7,403
Interest and debt related expenses	15,767	17,175
Interest income	(742)	(4,408)
Other income	(3,481)	(2,030)

(Loss) income from continuing operations before income tax	$(13,285)	$(325)

Depreciation and amortization expenses:
Acetic acid	$7,434	$6,209
Plasticizers	1,306	1,724
Other(2)	1,112	1,669

Total	$9,852	$9,602

Capital expenditures:
Acetic acid	$5,864	$3,467
Other — plant infrastructure	4,665	2,950

Total	$10,529	$6,417

	December 31,
	2009	2008
	(Dollars in Thousands)
Total assets:
Acetic acid	$35,362	$40,241
Plasticizers	5,412	6,345
Other(3)	179,391	218,656

Total	$220,165	$265,242

(1)	Gross loss for Other includes various unallocated corporate charges and credits.

(2)	Includes depreciation and amortization expenses for discontinued operations of less than $0.1 million and $0.5 million for the periods ended December 31, 2009 and December 31, 2008, respectively.

(3)	Components of Other are presented in the table below:

	December 31,
	2009	2008
	(Dollars in Thousands)
Other:
Corporate:
Cash	$123,778	$156,126
Other	17,677	20,634
Plant infrastructure:
Property, plant and equipment, net	37,912	41,730
Assets of discontinued operations	24	166

Total	$179,391	$218,656

Sales to major customers constituting 10% or more of total revenues from continuing operations were as follows (there were no export sales):

	Year ended December 31,
	2009	2008
	(Dollars in Thousands)
Major customers:
BP Chemicals	$87,270	$129,696
BASF Corporation	26,044	31,030
12. Fair Value Measurements
Fair Value of Financial Instruments
     In accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the ASC, the fair value of our financial instrument has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt are as follows:

	Year Ended December 31,
	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
10.25% senior secured notes due April 2015	$125,000	$119,400	$150,000	$132,000
     The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements

     Effective January 1, 2009, fair value measurements were applied with respect to our nonfinancial assets and liabilities. We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. The fair market value of those assets is determined using Level 3 inputs, which requires management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of market factors. Refer to Note 1 — Long-Lived Assets for additional discussion.
13. Capital Stock
     Under our Certificate of Incorporation, we are authorized to issue 100,125,000 shares of capital stock, consisting of 100,000,000 shares of common stock, par value $0.01 per share, and 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we made our initial issuance of 2,825,000 shares of common stock. Subject to applicable law and the provisions of our Certificate of Incorporation and the indenture governing our Secured Notes, dividends may be declared on our shares of capital stock at the discretion of our Board of Directors and may be paid in cash, in property or in shares of our capital stock. In December 2002, we also issued warrants to purchase, in the aggregate, 949,367 shares of common stock. None of these warrants were exercised prior to their expiration on December 19, 2008.
14. Series A Convertible Preferred Stock
     Under our Certificate of Incorporation, we are authorized to issue 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we authorized 25,000 shares and made an initial issuance of 2,175 shares of our Preferred Stock. Each share of our Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. Our Preferred Stock has a cumulative dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Preferred Stock, payable in additional shares of our Preferred Stock in arrears on the first business day of each calendar quarter. As shares of our Preferred Stock are convertible into shares of our common stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of our Preferred Stock, we have issued an additional 4,384.050 shares of our Preferred Stock in dividends (convertible into 4,384,050 shares of our common stock).
     Our Preferred Stock carries a liquidation preference of $13,793 per share, subject to adjustments. We may redeem all or any number of our shares of Preferred Stock at any time after December 19, 2005, at a redemption price determined in accordance with the Certificate of Designations, Preferences, Rights and Limitations of our Preferred Stock, provided that the current equity value of our capital stock issued in December 2002 exceeds specified levels. The holders of our Preferred Stock may elect to have us redeem all or any of their shares of our Preferred Stock following a specified change of control at a redemption price equal to the greater of:
•	the liquidation preference for such shares (plus accrued and unpaid dividends);

•	in the event of a merger or consolidation, the fair market value of the consideration that would have been received in such merger or consolidation in respect of the shares of our common stock into which such shares of our Preferred Stock were convertible immediately prior to such merger or consolidation had such shares of our Preferred Stock been converted prior thereto; or

•	in the event of some other specified change of control, the current market value of the shares of our common stock into which such shares of our Preferred Stock were convertible immediately prior to such change of control had such shares of our Preferred Stock been converted prior thereto (plus accrued and unpaid dividends).
     Given that certain of the redemption features are outside of our control, our Preferred Stock has been reflected in the consolidated balance sheet as temporary equity.
     Our Preferred Stock dividends are recorded at their fair value, at each dividend accrual date. The fair value of our Preferred Stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represents the greater of the liquidation value of the shares of our Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are subtracted from net income in our consolidated statements of operations, and added to the balance of redeemable preferred stock in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.

Assumptions utilized in the Black-Scholes model include:	2009	2008
Risk-free interest rate	2.7%	1.6%
Volatility	72.2%	63.6%
Dividend yield	—	—
Expected term	5.0	5.0
     Our Series A Preferred Stock is not currently redeemable or probable of redemption. If our Series A Preferred Stock had been redeemed as of December 31, 2009, the redemption amount would have been approximately $45.9 million. The liquidation value of the outstanding shares of our Series A Preferred Stock as of December 31, 2009 was $90.5 million.
15. Related Party Transactions
     Resurgence Asset Management, L.L.C., or Resurgence, has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership of 98.3% of our Preferred Stock and 55.3% of our common stock, representing ownership of over 85% of the total voting power of our equity. Each share of our Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Preferred Stock. Each dividend paid in additional shares of our Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Preferred Stock dividends were 952.346 shares and 814.069 shares during 2009 and 2008, respectively. Three of our directors, Messrs. Daniel Fishbane, Karl Schwarzfeld and Philip Sivin, are currently employed by Resurgence or its affiliates. In addition, two of our former directors, Steven L. Gidumal and Byron Haney, were employed by Resurgence during the period they served as directors on our Board. Pursuant to established policies of Resurgence, all director compensation earned by these directors was paid to Resurgence. During 2009 and 2008, we paid Resurgence an aggregate amount equal to $148,000 and $201,000, respectively, related to director compensation for Messrs. Fishbane, Gidumal, Haney, Schwarzfeld and Sivin, along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors.
16. New Accounting Standards
Adoption of Accounting Standards:
     In December 2007, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, Topic 805, “Business Combinations,” or Topic 805. Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. Topic 805 provides guidance for fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred and disclosures required as a result of a business combination. We implemented Topic 805 effective January 1, 2009, and it had no impact on our consolidated financial statements.
     In December 2007, the FASB issued ASC Topic 810-10-65-1, “Consolidation – Noncontrolling Interests in Consolidated Financial Statements; an Amendment of ARB No. 51,” or Topic 810-10-65-1. Topic 810-10-65-1 establishes the accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Topic 810-10-65-1 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and applies prospectively to business combinations for fiscal years beginning after December 15, 2008. We implemented Topic 810-10-65-1 effective January 1, 2009, and it had no impact on our consolidated financial statements.
     In December 2007, the FASB issued ASC Topic 808, “Collaborative Arrangements,” or Topic 808. Topic 808 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Topic 808 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applies retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We implemented Topic 808 effective June 30, 2009, and it had no impact on our consolidated financial statements.
     In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging,” or Topic 815. Topic 815 requires enhanced disclosures about an entity’s derivative and hedging activities to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We implemented Topic 815 effective January 1, 2009, and it had no impact on our consolidated financial statements.
     In December 2008, the FASB issued ASC Topic 715-20-50, “Compensation – Retirement Benefits,” or Topic 715-20-50. Topic 715-20-50 requires enhanced disclosures about the assets held by defined benefit pension and other post-retirement plans. The enhanced disclosures required by Topic 715-20-50 are intended to provide users of financial statements with a greater understanding of:
•	how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	the major categories of plan assets;

•	the inputs and valuation techniques used to measure the fair value of plan assets;

•	the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for reporting periods; and

•	significant concentrations of risk within plan assets.
Topic 715-20-50 is effective for the year ending December 31, 2009. We implemented Topic 715-20-50 for the period ending December 31, 2009, and have enhanced our disclosures to comply with Topic 715-20-50.
     In April 2009, the FASB issued ASC Topic 805-20-25-18A, “Business Combinations — Assets and Liabilities that Arise from Contingencies,” or Topic 805-20-25-18A, which applies to all assets acquired and all liabilities assumed in a business combination that arise from contingencies. Topic 805-20-25-18A requires the acquirer to recognize such an asset or liability at the acquisition date if the acquisition date fair value of that asset or liability can be determined during the measurement period or, if it cannot be determined during the measurement period, if, consistent with ASC Topic 450, “Contingencies,” information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. We implemented ASC Topic 805-20-25-18A effective January 1, 2009, and it had no impact on our consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 825-10-65-1, “Financial Instruments — Interim Disclosures about Fair Value of Financial Instruments,” or Topic 825-10-65-1. Topic 825-10-65-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as for their annual financial statements. Topic 825-10-65-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We implemented Topic 825-10-65-1 for the period ending June 30, 2009, and have enhanced our disclosures to comply with Topic 825-10-65-1.

     In April 2009, the FASB issued ASC Topic 320-10-65-1, “Investments – Debt and Equity Securities — Recognition and Presentation of Other-Than-Temporary Impairments,” or Topic 320-10-65-1, which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. Topic 320-10-65-1 became effective for our quarter ending June 30, 2009. We implemented Topic 320-10-65-1 for the period ending June 30, 2009, and it had no impact on our consolidated financial statements.
     In April 2009, the FASB issued ASC Topic 820-10-65-4, “Fair Value Measurements and Disclosures - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or Topic 820-10-65-4. Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with Topic 820, “Fair Value Measurements and Disclosures,” when the volume and level of activity for the asset or liability have significantly decreased. Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. Topic 820-10-65-4 became effective for our quarter ending June 30, 2009. We implemented Topic 820-10-65-4 effective June 30, 2009, and it had no impact on our consolidated financial statements.
     In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles,” or Topic 105, which establishes the FASB Accounting Standards CodificationTM, or the Codification, as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or the SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. Topic 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. We implemented Topic 105 effective September 30, 2009, and are following the guidance of Topic 105 and the Codification in applying U.S. GAAP.
     In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” or ASU No. 2009-05, which provides guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after its issuance, and is, therefore, effective for us beginning with the fourth quarter of 2009. We implemented Topic 820-10 for the period ending December 31, 2009 and it had no impact on our consolidated financial statements.
Future Adoption of Accounting Standards:
     In September 2009, the FASB issued ASU No. 2009-12, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures – Overall,” or ASU No. 2009-12, to provide guidance on the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). ASU No. 2009-12 is effective for interim and annual reporting periods ending after December 15, 2009. We do not believe the implementation of ASU 2009-12 will have a material impact on our consolidated financial statements.
     In January 2010, the FASB issued ASU No. 2010-06, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”, or ASU No. 2010-06. ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The objective of ASU No. 2010-06 is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity to present separately information about purchases, sales, issuances and settlements.
In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•	for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. We do not believe the implementation of ASU 2010-06 will have a material impact on our consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
     Item 9A(T). Controls and Procedures
     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that because of the material weakness described below, our disclosure controls and procedures were not effective as of December 31, 2009 at the reasonable assurance level.
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
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Based on this evaluation, our management, with the participation of the our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to the material weakness described below.
     Our management identified a control deficiency that represents a material weakness in our internal control over financial reporting. The material weaknesses identified by management resulted from a lack of effective controls over the review and approval of non-routine transactions. In particular, the material weakness related to the review and approval of cost allocation billing corrections. See Note 1 to the Consolidated Financial Statements.

     Management is in the process of identifying the remediation actions required to successfully remediate the identified material weakness in our internal controls over financial reporting, which will include supplementing our written policies and procedures over non-routine transactions to formalize the review and approval process between accounting and other applicable personnel. We anticipate that the remediation actions will be identified and implemented by the end of the second quarter of 2010.
     Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there was a material weakness as identified in this report, we believe that our financial statements contained in this report on Form 10-K for the year ended December 31, 2009 accurately present our financial condition, results of operations and cash flows in all material respects.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 11. Executive Compensation
     Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services
     Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2010 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

PART IV
Item 15. Exhibits and Consolidated Financial statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits.
1.	Consolidated Financial Statements. See “Item 8. Financial Statements and Supplementary Data — Index to Financial Statements.”

2.	Consolidated Financial Statement Schedules. All schedules for which provision is made in Regulation S-X either are not required under the related instruction or are inapplicable and, therefore, have been omitted.

3.	Exhibits. See the Exhibit Index for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.
(b)	Exhibit Index.

Exhibit
Number		Description of Exhibit
3.1	—	Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 15, 2008).

3.1(a)	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.1	—	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002 (SEC File Number 000-50132)).

4.2	—	Indenture dated March 29, 2007 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and U. S. Bank National Association, as Trustee and Collateral Agent, governing the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.3	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary. (incorporated herein by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.4	—	Security Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, U. S. Bank National Association, as

Exhibit
Number		Description of Exhibit
Collateral Agent, and U. S. Bank National Association, as Indenture Trustee for the benefit of the holders the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.5	—	Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.6	—	Registration Rights Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc., as the Company, Sterling Chemicals Energy, Inc., as Guarantor, and Jefferies & Company, Inc. and CIBC World Markets Corp., as the Initial Purchasers of the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.1	—	Amended and Restated Revolving Credit Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.1(a)	—	First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

**10.1(b)		Letter dated December 10, 2009 from Sterling Chemicals Inc. electing to terminate Amended and Restated Revolving Credit Agreement dated March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent.

10.2	—	Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3	—	Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.4	—	Intercreditor Agreement dated as of March 29, 2007 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, The CIT Group/Business Credit, Inc., as First Lien Collateral Agent, and U. S. Bank National Association, as Second Lien Collateral Agent (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.5*	—	Second Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

Exhibit
Number		Description of Exhibit
10.6*		Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

**10.7	—	$5,000,000 Revolving Line of Credit for letters of credit from JP Morgan Chase Bank, N.A. to Sterling Chemicals, Inc.

10.8*	—	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

**10.8(a)*		First Amendment to Fifth Amended and Restated Key Employee Protection Plan.

10.9*	—	Fourth Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period September 30, 2009).

**10.9(a)*		First Amendment to Fourth Amended and Restated Severance Pay Plan.

10.10*	—	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.10(a)*	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.10(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.10(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(c) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.10(d)*	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(d) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.10(e)*	—	415 Compliance Appendix to Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(e) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

**10.10(f)*	—	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

10.11*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.11(a)*	—	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.12*	—	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

Exhibit
Number		Description of Exhibit
10.12(a)*	—	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.13	—	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.13(a)	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.11(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.13(b)	—	415 Compliance Appendix to Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan. (incorporated herein by reference from Exhibit 10.11(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

**10.13(c)	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan.

**10.13(d)	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan.

**10.14*	—	Sterling Chemicals, Inc. Savings and Investment Plan.

**10.15*	—	2010 Bonus Plan

10.16*	—	2009 Bonus Plan (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed January 15, 2009).

10.17*	—	2008 Bonus Plan (incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2008).

10.18*	—	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.18(a)*	—	First Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.14(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

**10.18(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.

10.19	—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.20*	—	Form of Indemnity Agreement between Sterling Chemicals, Inc. and each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

+10.21	—	2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

Exhibit
Number		Description of Exhibit
+10.22	—	Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

+10.22(a)	—	First Amendment to Third Amended and Restated Plasticizers Production Agreement dated effective as of July 1, 2009 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.23	—	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

+10.24	—	Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated herein by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

10.25*	—	Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated as of June 16, 2009 but retroactively effective to May 27, 2008 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

**10.25(a)*	—	First Amendment to Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova.

14.1	—	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	—	Subsidiaries of Sterling Chemicals, Inc.

**23.1	—	Consent of Grant Thornton LLP

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Principal Financial Officer

**99.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc.

99.2	—	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
By:	/s/ JOHN V. GENOVA
John V. Genova
President, Chief Executive Officer and Director

By:	/s/ DAVID J. COLLINS
David J. Collins
Senior Vice President and Chief Financial Officer Principal Financial Officer

Date: March 24, 2010
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ JOHN V. GENOVA John V. Genova	President, Chief Executive Officer and Director	March 24, 2010

Principal Financial Officer:

/s/ DAVID J. COLLINS David J. Collins	Senior Vice President and Chief Financial Officer Principal Financial Officer	March 24, 2010

Principal Accounting Officer:

/s/ CARLA E. STUCKY Carla E. Stucky	Vice President and Corporate Controller Principal Accounting Officer	March 24, 2010

/s/ RICHARD K. CRUMP Richard K. Crump	Director	March 24, 2010

/s/ JOHN W. GILDEA John W. Gildea	Director	March 24, 2010

/s/ DANIEL M. FISHBANE Daniel M. Fishbane	Director	March 24, 2010

/s/ KARL W. SCHWARZFELD Karl W. Schwarzfeld	Director	March 24, 2010

/s/ PHILIP M. SIVIN Philip M. Sivin	Director	March 24, 2010

/s/ DR. PETER TING KAI WU Dr. Peter Ting Kai Wu	Director	March 24, 2010

/s/ JOHN L. TEEGER John L. Teeger	Director	March 24, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
3.1	—	Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 15, 2008).

3.1(a)	—	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

3.2	—	Restated Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

3.3	—	Restated Bylaws of Sterling Chemicals, Inc. (conformed copy) (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.1	—	Tag Along Agreement dated as of December 19, 2002 by and among Sterling Chemicals, Inc., Resurgence Asset Management, L.L.C. and the Official Committee of the Unsecured Creditors (incorporated herein by reference from Exhibit 8 to our Form 8-A filed on December 19, 2002 (SEC File Number 000-50132)).

4.2	—	Indenture dated March 29, 2007 by and among Sterling Chemicals, Inc., as Issuer, Sterling Chemicals Energy, Inc., as Guarantor, and U. S. Bank National Association, as Trustee and Collateral Agent, governing the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.3	—	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary. (incorporated herein by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.4	—	Security Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Assignors, U. S. Bank National Association, as Collateral Agent, and U. S. Bank National Association, as Indenture Trustee for the benefit of the holders the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.5	—	Pledge Agreement dated as of March 29, 2007 by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. in favor of U. S. Bank National Association, as Collateral Agent for the Secured Parties (incorporated herein by reference from Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

4.6	—	Registration Rights Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc., as the Company, Sterling Chemicals Energy, Inc., as Guarantor, and Jefferies & Company, Inc. and CIBC World Markets Corp., as the Initial Purchasers of the 10 1/4% Senior Secured Notes due 2015 of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

Exhibit
Number		Description of Exhibit
10.1	—	Amended and Restated Revolving Credit Agreement dated as of March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.1(a)	—	First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

**10.1(b)		Letter dated December 10, 2009 from Sterling Chemicals Inc. electing to terminate Amended and Restated Revolving Credit Agreement dated March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent.

10.2	—	Amended and Restated Security Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Grantors, in favor of The CIT Group/Business Credit, Inc. as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.3	—	Amended and Restated Pledge Agreement dated as of March 29, 2007 made by Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc. as Pledgors, in favor of The CIT Group/Business Credit, Inc., as Administrative Agent for the Secured Parties (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.4	—	Intercreditor Agreement dated as of March 29, 2007 among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, The CIT Group/Business Credit, Inc., as First Lien Collateral Agent, and U. S. Bank National Association, as Second Lien Collateral Agent (incorporated herein by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.5*	—	Second Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.6*		Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

**10.7	—	$5,000,000 Revolving Line of Credit for letters of credit from JP Morgan Chase Bank, N.A. to Sterling Chemicals, Inc.

10.8*	—	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

**10.8(a)*		First Amendment to Fifth Amended and Restated Key Employee Protection Plan.

10.9*	—	Fourth Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period September 30, 2009).

Exhibit
Number		Description of Exhibit
**10.9(a)*		First Amendment to Fourth Amended and Restated Severance Pay Plan.

10.10*	—	Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.10(a)*	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.7(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.10(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.10(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(c) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.10(d)*	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(d) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.10(e)*	—	415 Compliance Appendix to Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan (incorporated herein by reference from Exhibit 10.8(e) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

**10.10(f)*	—	Sixth Amendment to the Sterling Chemicals, Inc. Amended and Restated Salaried Employees’ Pension Plan.

10.11*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.11(a)*	—	First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.12*	—	Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.12(a)*	—	First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.13	—	Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.13(a)	—	First Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan (Effective as of January 1, 2007) (incorporated herein by reference from Exhibit 10.11(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.13(b)	—	415 Compliance Appendix to Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan. (incorporated herein by reference from Exhibit 10.11(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

Exhibit
Number		Description of Exhibit
**10.13(c)	—	Third Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan.

**10.13(d)	—	Fourth Amendment to the Sterling Chemicals, Inc. Amended and Restated Hourly Paid Employees’ Pension Plan.

**10.14*	—	Sterling Chemicals, Inc. Savings and Investment Plan.

**10.15*	—	2010 Bonus Plan

10.16*	—	2009 Bonus Plan (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed January 15, 2009).

10.17*	—	2008 Bonus Plan (incorporated herein by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2008).

10.18*	—	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.18(a)*	—	First Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.14(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

**10.18(b)*	—	Second Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.

10.19	—	Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.20*	—	Form of Indemnity Agreement between Sterling Chemicals, Inc. and each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

+10.21	—	2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.22	—	Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

+10.22(a)	—	First Amendment to Third Amended and Restated Plasticizers Production Agreement dated effective as of July 1, 2009 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.23	—	License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

Exhibit
Number		Description of Exhibit
+10.24	—	Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated herein by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

10.25*	—	Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated as of June 16, 2009 but retroactively effective to May 27, 2008 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

**10.25(a)*	—	First Amendment to Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova.

14.1	—	Sterling Chemicals, Inc. Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated herein by reference from Exhibit 14.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

**21.1	—	Subsidiaries of Sterling Chemicals, Inc.

**23.1	—	Consent of Grant Thornton LLP

**31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer

**31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer

**32.1	—	Section 1350 Certification of the Chief Executive Officer

**32.2	—	Section 1350 Certification of the Principal Financial Officer

**99.1	—	Amended and Restated Audit Committee Charter of Sterling Chemicals, Inc.

99.2	—	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.