Form 10-Q
period 2010-03-31
STERLING CHEMICALS INC
filed 2010-05-12
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     As of April 30, 2010, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
     Other sections of this Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, or our Annual Report, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect. All written or oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.
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

STERLING CHEMICALS, INC.
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 6. Exhibits	19
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2009, and the related statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
/s/ GRANT THORNTON LLP
Houston, Texas
May 12, 2010

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended March 31,
	2010	2009
Revenues	$33,109	$31,377
Cost of goods sold	27,910	25,809

Gross profit	5,199	5,568
Selling, general and administrative expenses	2,894	3,883
Impairment of long-lived assets	290	—
Interest and debt related expenses	3,607	4,003
Interest income	(49)	(384)
Other income	(76)	(1,145)

Loss from continuing operations before income tax	(1,467)	(789)
Benefit for income taxes	—	(195)

Loss from continuing operations	$(1,467)	$(594)
Income from discontinued operations, net of tax expense of zero and $869, respectively	2,979	1,622

Net income	$1,512	$1,028
Preferred stock dividends	4,455	4,147

Net loss attributable to common stockholders	$(2,943)	$(3,119)

(Loss) income per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(2.09)	$(1.67)
Income from discontinued operations, net of tax	1.05	0.57

Basic and diluted loss per share	$(1.04)	$(1.10)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$121,188	$123,778
Accounts receivable, net of allowance of $58 and $58, respectively	13,779	14,614
Inventories, net	5,229	5,268
Prepaid expenses and other current assets	1,685	2,539
Assets of discontinued operations	—	24

Total current assets	141,881	146,223

Property, plant and equipment, net	65,585	68,182
Other assets, net	5,311	5,760

Total assets	$212,777	$220,165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$8,503	$11,703
Accrued liabilities	23,479	24,416
Liabilities of discontinued operations	12,383	12,384

Total current liabilities	44,365	48,503

Long-term debt	123,000	125,000
Long-term liabilities	41,553	41,084
Long-term liabilities of discontinued operations	19,915	23,010
Commitments and contingencies (Note 4)
Redeemable preferred stock	138,983	134,528
Stockholders’ deficiency in assets:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	102,517	106,948
Accumulated deficit	(239,268)	(240,780)
Accumulated other comprehensive loss	(18,316)	(18,156)

Total stockholders’ deficiency in assets	(155,039)	(151,960)

Total liabilities and stockholders’ deficiency in assets	$212,777	$220,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,512	$1,028
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	24	96
Bad debt expense	21	—
Benefit plan curtailment gain	(115)	—
Depreciation and amortization	3,041	2,245
Interest amortization	432	277
Unearned income amortization	(4,280)	(3,637)
Impairment of long-lived assets	290	—
Gain on disposal of property, plant and equipment	(15)	(83)
Gain on purchase of Senior Secured Notes	(6)	—
Other	13	—
Change in assets/liabilities:
Accounts and other receivables	838	5,406
Inventories	(21)	(189)
Prepaid expenses and other current assets	854	687
Other assets	(52)	(119)
Accounts payable	(3,310)	1,240
Accrued liabilities	(938)	1,799
Long-term liabilities	1,609	548

Net cash (used in) provided by operating activities	$(103)	$9,298

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(577)	(2,442)
Net proceeds from the sale of property, plant and equipment	15	83

Net cash used in investing activities	(562)	(2,359)

Cash flows used in financing activities:
Purchase of Senior Secured Notes	(1,925)	—

Net cash used in financing activities	(1,925)	—

Net (decrease) increase in cash	(2,590)	6,939
Cash and cash equivalents — beginning of year	123,778	156,126

Cash and cash equivalents — end of period	$121,188	$163,065

Supplemental disclosures of cash flow information:
Interest paid	$129	$70
Interest income received	49	384
Cash paid for income taxes	(598)	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
     The accompanying unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and reflect all adjustments (including normal recurring accruals) which, in our opinion, are considered necessary for the fair presentation of the results for the periods presented. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report.
Property Plant and Equipment Impairment
     In accordance with our policies, an impairment charge of $0.3 million was recorded to reduce the carrying value of a turbo generator unit classified as a spare, to its net realizable value of $0.4 million.
2. Discontinued Operations
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, received clearance under the Hart-Scott-Rodino Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60.0 million payment to us from INEOS NOVA. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business for a period of time. The restricted period of time was initially through 2015, however, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years ending November 2012.
     As a result of our styrene facility being permanently shut down, we have no significant continued involvement in the styrene business and have, therefore, reported the operating results of this business as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net of allowance of $44 and $23 respectively	$—	$24

Liabilities of discontinued operations:(1)
Accrued liabilities	$12,383	$12,384
Deferred credits and other liabilities	19,915	23,010

Total	$32,298	$35,394

(1)	As of March 31, 2010, represents deferred income from the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Accrued liabilities represents the current portion of $12.4 million, and deferred credits and other liabilities represents the long-term portion of the deferred income of $19.9 million.
     Revenues and income before income taxes from discontinued operations for the three-month periods ended March 31, 2010 and 2009 are presented below:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three months ended March 31,
	2010	2009
	(Dollars in Thousands)
Revenues	$3,096	$3,096
Income before income taxes	2,979	2,491
3. Long-Term Debt
     On March 29, 2007, we completed a private offering of $150.0 million aggregate principal amount of unregistered 10 1/4% Senior Secured Notes due 2015, or our Secured Notes pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy.
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
     In the fourth quarter of 2009, we purchased $25.0 million in aggregate principal amount of our Secured Notes in the open market for $23.8 million in cash, resulting in a $1.2 million gain. This gain was partially offset by the amortization of a pro rata portion of the related debt issue costs of $0.9 million. In February 2010, we purchased an additional $2.0 million in aggregate principal amount of our Secured Notes in the open market for $1.9 million in cash, resulting in a $0.1 million gain. This gain was partially offset by the amortization of a pro rata portion of the related debt issue costs of less than $0.1 million.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc, or CIT, as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010 due to our substantial cash reserves and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining associated debt issue costs of $0.2 million were written off as of the effective termination date.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
     On January 31, 2010, we entered into a $5.0 million Revolving Line of Credit for letters of credit, or our LC Facility, with JPMorgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility has an initial term of one year. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Our LC Facility is secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. As of March 31, 2010, there were $3.3 million in standby letters of credit issued under our LC facility.
Debt Maturities
     Our Secured Notes, which had an aggregate principal balance of $123.0 million outstanding as of March 31, 2010, are due on April 1, 2015.
4. Commitments and Contingencies
Product Contracts:
     We have long-term agreements which provide for the dedication of 100% of our production of acetic acid and plasticizers, each to one customer. See Note 7 for more information regarding our acetic acid and plasticizers segments.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict but granted plaintiffs’ motion for a new trial. We and the other remaining defendant timely filed notices of appeal of that order, as well as other orders issued during the trial. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a one million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, we, several of our benefit plans and the plan administrators for those plans were sued in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs represent a class of retired employees of Sterling Fibers, Inc., one of our former subsidiaries that we sold in connection with our emergence from bankruptcy in 2002. The plaintiffs allege that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in an asset purchase agreement between us, Sterling Fibers, Inc. and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs are claiming that we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and are seeking damages, declaratory relief, punitive damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009, but the court has not yet issued a ruling. We are vigorously defending this action and are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
     As of December 31, 2009, we had a receivable of $0.1 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and were, therefore, reimbursable through our insurance carriers. For the three months ended March 31, 2010, we incurred $0.1 million of legal costs that are reimbursable under our insurance policies and received $0.1 million of payments from our insurance carriers, resulting in a receivable balance of $0.1 million as of March 31, 2010.
5. Income Taxes
     During the first quarters of 2010 and 2009, we recorded a net tax benefit of zero and $0.2 million, respectively, for income taxes from continuing operations. For the first quarter of 2009, the tax benefit from continuing operations was generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. Our continuing operations effective tax rate for the three-month period ended March 31, 2010 was zero. For the three-month period ended March 31, 2009 our effective tax rate was 24.8%.
6. Employee Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended March 31,
	2010	2009
	(Dollars in Thousands)
Interest cost	$1,745	$1,828
Expected return on plan assets	(1,160)	(1,513)
Amortization	191	864

Net pension cost	$776	$1,179

     Other postretirement benefits consisted of the following components:

	Three months ended March 31,
	2010	2009
	(Dollars in Thousands)
Service cost	$10	$11
Interest cost	95	121
Amortization of unrecognized costs	(544)	(541)
Curtailment gain	(115)	—

Net plan benefit	$(554)	$(409)

     During the first quarter of 2010, we announced and completed a reduction in our work force. In accordance with Accounting Standards Codification, or ASC, Topic 715 “Compensation — Retirement Benefits,” we recorded a curtailment gain of $0.1 million under our retiree medical plans.
7. Operating Segment and Sales Information
     As of March 31, 2010, after considering the effects of discontinued operations, we have reported our operations through two segments: acetic acid and plasticizers. The accounting policies are the same as those disclosed in our Annual Report. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to the businesses. There are no sales between segments. The revenues and gross profit (losses) for each of our reportable operating segments are as follows:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three months ended March 31,
	2010	2009
	(Dollars in Thousands)
Revenues:
Acetic acid	$26,427	$23,838
Plasticizers	6,427	7,284
Other	255	255

Total	$33,109	$31,377

Segment gross profit (loss):
Acetic acid	$3,683	$4,574
Plasticizers	1,545	1,323
Other	(29)	(329)

Total	5,199	5,568

Selling, general and administrative expenses	2,894	3,883
Impairment of long-lived assets	290	—
Interest and debt related expenses	3,607	4,003
Interest income	(49)	(384)
Other income	(76)	(1,145)

Loss from continuing operations before income tax	$(1,467)	$(789)

Depreciation and amortization expenses:
Acetic acid	$1,962	$1,643
Plasticizers	795	312
Other(1)	284	290

Total	$3,041	$2,245

Capital expenditures:
Acetic acid	$134	$1,455
Other — plant infrastructure	443	987

Total	$577	$2,442

(1)	Includes depreciation and amortization expenses for discontinued operations of less than $0.1 million for each of the three-month periods ended March 31, 2010 and 2009, respectively.

	As of	As of
	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Total assets:
Acetic acid	$36,500	$35,362
Plasticizers	4,741	5,412
Other(1)	171,536	179,391

Total	$212,777	$220,165

(1)	Components of Other are presented in the table below:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of	As of
	March 31, 2010	December 31, 2009
	(Dollars in Thousands)
Other:
Corporate:
Cash	$121,188	$123,778
Other	13,078	17,677
Plant infrastructure:
Property, plant and equipment, net	37,270	37,912
Assets of discontinued operations	—	24

Total	$171,536	$179,391

8. Fair Value Measurements
Fair Value of Financial Instruments
     In accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the ASC, the fair value of our financial instruments has been estimated in accordance with Generally Accepted Accounting Principles, or GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt are as follows:

	As of March 31, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured Notes	$123,000	$121,770	$125,000	$119,400
The fair values of our cash equivalents, trade receivables and trade payables approximate their carrying values due to the short-term nature of these instruments.
Nonrecurring Fair Value Measurements
     Effective January 1, 2009, fair value measurements were applied with respect to our non-financial assets and liabilities. We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. The fair market value of these assets is determined using Level 3 inputs, which requires management to make estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of market factors.
9. New Accounting Standards
Adoption of Accounting Standards:
     In January 2010, the FASB issued ASU No. 2010-06, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU No. 2010-06. ASU No. 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The objective of ASU No. 2010-06 is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. We implemented ASU 2010-06 effective January 1, 2010, and have enhanced our disclosures to comply with ASU 2010-06.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We were formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company. We are a producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. Our primary products are acetic acid and plasticizers.
     Our site in Texas City, Texas, or our Texas City facility, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. Our feasibility study for the gasification project was completed during the first quarter of 2010 and we have elected to defer any further work on this project until the economics improve. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses to our Texas City facility. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with the ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and our management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer and purified terephthalic acid, which are used in a variety of products, including adhesives, surface coatings, polyester fibers, films and plastic bottle resins. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends through 2031, all of our acetic acid production is sold by BP Amoco Chemical Company, or BP Chemicals. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the profits from the business we receive from BP Chemicals.
     Our rated annual production capacity is among the highest in North America for acetic acid. In mid-2009, we and BP Chemicals implemented an incremental expansion of our acetic acid plant to 1.3 billion pounds of annual capacity, which represents 20% of total North American capacity, making our acetic acid facility the second largest acetic acid production facility in North America. Our acetic acid facility utilizes BP Chemicals’ proprietary “Cativa” methanol carbonylation technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. Acetic acid production has two major raw material requirements, methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of our requirements for carbon monoxide are supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City facility.
     All of our plasticizers, which are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials, are produced exclusively for BASF Corporation, or BASF. Under our Third Amended and Restated Plasticizers Production Agreement with BASF, or our Plasticizers Production

Agreement, BASF provides us with most of the required raw materials, markets the plasticizers that we produce and is obligated to make certain fixed quarterly payments to us and reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective December 31, 2010, at which time we will no longer produce plasticizers for BASF. We will not be subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although we will be required to refund BASF’s $1.0 million pre-payment deposit previously paid by BASF. BASF, on the other hand, will be required to pay us an early termination fee of $9.8 million on December 31, 2010. In addition, if we continue to operate our plasticizers business after the termination of our Plasticizers Production Agreement, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. As of December 31, 2013, we expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. If within 90 days after the termination of our Plasticizers Production Agreement, we provide written notice to BASF of our election to permanently close our plasticizers facility, the undepreciated capital expenditures paid by BASF for all capital projects is deemed to be zero, and we will not be required to make any payments to BASF. In the event we discontinue the plasticizers operations in 2011, we expect to incur approximately $3.0 million in shutdown and decontamination costs. The costs and timing for dismantling of our plasticizers facility are unknown at this time. However, we do not expect these costs to be significant.
     We are in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business after the termination of our Plasticizers Production Agreement with BASF. Since we are in the early stages of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing our plasticizers business after December 31, 2010. In the event we conclude to permanently close our plasticizers facility, we have also developed plans for restructuring our operating costs following the termination of our Plasticizers Production Agreement. If we are unable to continue our plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. However, we do not believe that these effects will impact our ability to continue as a going concern. Other than our Plasticizers Production Agreement, we do not have any material relationships with BASF.
     In January 2010, we announced and completed a reduction in our work force in order to reduce our staffing to a level appropriate for our existing operations. As a result, we reduced our salaried work force by ten people and our hourly work force by 7 people and we recognized and paid $0.9 million of severance costs. Additionally, as a result of our work force reduction, we recorded a curtailment gain of $0.1 million under our retiree medical plans in the first quarter of 2010.
Recent Developments
     On May 7, 2010, our Board of Directors authorized us to pursue the acquisition of companies or assets with the goals of materially diversifing our cash flow streams, creating strong long-term growth opportunities and providing a platform for listing our shares of common stock on The NASDAQ Stock Market or the New York Stock Exchange. After an extensive review with our Board of Directors of a wide range of acquisition targets and financing alternatives, we have decided to focus our search for acquisition candidates on companies or assets involved in chemical distribution, specialty chemical manufacture or bulk, petroleum or chemical storage or logistics and whose existing business would benefit from our available acreage and infrastructure at our Texas City, Texas site. We anticipate that the structure of the financing for any such acquisition will be determined by, among other things, the characteristics of the acquisition target, and may involve a cash purchase, a merger, an exchange of stock or another financing mechanism, or may involve the formation of a joint venture or other business partnership.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Revenues and loss from continuing operations
     Our revenues were $33.1 million for the first quarter of 2010, a 5% increase from the $31.4 million in revenues we recorded for the first quarter of 2009. We had a loss from continuing operations of $1.5 million for the first quarter of 2010, compared to a loss from continuing operations of $0.6 million in the first quarter of 2009.
     Revenues from our acetic acid operations were $26.4 million in the first quarter of 2010, an 11% increase from the $23.8 million in revenues we received from these operations in the first quarter of 2009. This increase in acetic acid revenues in the first quarter of 2010 was due to a $3.3 million increase in cost reimbursements from BP Chemicals primarily due to increased energy costs, partially offset by a $0.8 million decrease in contribution margin. Gross profit for our acetic acid operations was $3.7 million for the first quarter of 2010 compared to a gross profit of

$4.6 million for the first quarter of 2009. This decrease in gross profit was primarily due to a decrease in contribution margins for the first quarter of 2010 compared to the first quarter of 2009.
     Revenues from our plasticizers operations were $6.4 million in the first quarter of 2010, a 12% decrease from the $7.3 million in revenues we received from these operations in the first quarter of 2009. Revenues for the first quarter of 2010 were lower primarily due to decreased cost reimbursements of $1.5 million, partially offset by a $0.6 million increase in the amortization of the payment we received in connection with BASF’s termination of their obligations related to our oxo alcohols facilities. Due to the termination of our Plasticizers Production Agreement by BASF effective December 31, 2010, the original eight year life used to amortize this payment was accelerated to coincide with the termination of the agreement. Gross profit from our plasticizers operations was $1.5 million for the first quarter of 2010 compared to $1.3 million for the first quarter of 2009.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $2.9 million for the first quarter of 2010 compared to $3.9 million for the first quarter of 2009. This decrease was primarily due to a $1.2 million decrease in legal fees for the first quarter 2010 resulting from the resolution of various lawsuits during 2009.
     Impairment of long-lived assets
     In accordance with our policies, an impairment charge of $0.3 million was recorded to reduce the carrying value of a turbo generator unit classified as a spare, to its net realizable value of $0.4 million.
     Interest and debt related expenses
     We recorded $3.6 million of interest and debt related expenses in the first quarter of 2010 compared to $4.0 million in the first quarter of 2009. This decrease was due to our purchase of $27.0 million in aggregate principal amount of our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, over the period November 2009 through February 2010.
     Interest income
     We recorded less than $0.1 million of interest income in the first quarter of 2010 compared to $0.4 million in the first quarter of 2009. This decrease was due to lower interest earned on our cash investments and a lower cash balance in the first quarter of 2010 compared to 2009.
     Other income
     Our other income was $0.1 million for the first quarter of 2010 compared to $1.1 million for the first quarter of 2009. This decrease in other income was primarily due to a decrease in legal fee reimbursements under our insurance policies as a result of the resolution of various lawsuits during 2009.
     Benefit for income taxes
     During the first quarters of 2010 and 2009, we recorded a net tax benefit of zero and $0.2 million, respectively, for income taxes from continuing operations. The tax benefit in the first quarter of 2009 was generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. For the three-month periods ended March 31, 2010, and March 31, 2009, our continuing operations effective tax rate was zero and 24.8%, respectively.

     Income from discontinued operations, net of tax
     During the first quarter of 2010, income from discontinued operations, net of tax, was $3.0 million compared to income from discontinued operations, net of tax, of $1.6 million for the first quarter of 2009. This increase was primarily due to $0.9 million of income tax expense incurred during the first quarter of 2009 and decreased operating costs of $0.5 million in the first quarter of 2010 compared to the first quarter of 2009.
Liquidity and Capital Resources
General
     Our working capital was $97.5 million as of March 31, 2010, a decrease of $0.2 million from our working capital of $97.7 million as of December 31, 2009. This decrease was primarily due to a $6.2 million profit sharing accrual, partially offset by increased accrued interest of $3.8 million, the purchase of $2.0 million in aggregate principal amount of our Secured Notes for $1.9 million and $1.2 million for the amortization of the oxo alcohols and phthalic anhydride, or PA, payments we received in connection with BASF’s termination of their obligations related to our oxo alcohols and PA facilities.
     Our liquidity was $121.2 million at March 31, 2010, a decrease of $6.6 million compared to our liquidity of $127.8 million at December 31, 2009. This decrease was primarily due to a $4.0 million reduction caused by the termination of our revolving credit facility and our purchase of $2.0 million in aggregate principal amount of our Secured Notes in 2010 for $1.9 million. We periodically review the balance of our cash on hand in light of our strategic objectives and the restrictions on the use of cash contained in the indenture for our Secured Notes. As opportunities arise, we intend to utilize our cash as circumstances warrant, possibly in material amounts, to fund all or a portion of the purchase price of mergers or acquisitions, engage in project development work, make contributions to our defined benefit plans or purchase our outstanding Secured Notes on the open market, in privately negotiated transactions, or otherwise.
     We invest our excess cash in various investments. Our cash is invested in money market funds and certificates of deposit. However, we may invest cash in other high quality, highly liquid cash equivalents from time to time.
Debt
     On March 29, 2007, we completed a private offering of $150.0 million aggregate principal amount of unregistered Secured Notes pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture dated March 29, 2007 among us, Sterling Energy, as guarantor, and U. S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy.
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
     In the fourth quarter of 2009, we purchased $25.0 million in aggregate principal amount of our Secured Notes in the open market for $23.8 million in cash, resulting in a $1.2 million gain. This gain was partially offset by the amortization of a pro rata portion of the related debt issue costs of $0.9 million. In February 2010, we purchased an additional $2.0 million in aggregate principal amount of our Secured Notes in the open market for $1.9 million in cash, resulting in a $0.1 million gain. This gain was partially offset by the amortization of a pro rata portion of the related debt issue costs of less than $0.1 million.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc, or CIT, as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. After the merger of Sterling Energy with and into us, Sterling Energy ceased to be a co-borrower under our revolving credit facility. On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010 due to our substantial cash reserves and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining associated debt issue costs of $0.2 million were written off as of the effective termination date.
     On January 31, 2010, we entered into a $5.0 million Revolving Line of Credit for letters of credit, or our LC Facility, with JPMorgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility has an initial term of one year. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Our LC Facility is secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. As of March 31, 2010, there were $3.3 million in standby letters of credit issued under our LC facility.
     As part of our strategic goals, we are seeking to consummate strategic transactions, including, but not limited to, acquisitions of assets or businesses and the formation of joint ventures or other business combinations. Although we do not currently have any commitments with respect to any strategic transactions, we may enter into such commitments in the future, which could result in a material expansion of our existing operations or result in our entering into new lines of business. In addition, a strategic transaction could result in the expenditure of a material amount of our funds or the issuance by us of a material amount of debt or equity securities.
Cash Flow
     Net cash used in operations was $0.1 million for the first three months of 2010, compared to net cash provided by operations of $9.3 million during the first three months of 2009. This decrease in net cash flow provided by operations during the first three months of 2010 was primarily due to an $11.4 million reduction in the profit sharing payment in the first quarter of 2010 compared to the first quarter of 2009 due to a change in contract payment terms. Net cash used in investing activities was $0.6 million during the first three months of 2010, compared to $2.4 million for the first three months of 2009. This decrease in net cash flow used in investing activities was primarily due to higher capital expenditures in 2009 for acetic acid related projects and a process wastewater treatment system. Net cash used in financing activities was $1.9 million in the first three months of 2010, compared to zero during the first three months of 2009. This increase in net cash flow used in financing activities was primarily due to the purchase of $2.0 million in aggregate principal amount of our Senior Secured Notes for $1.9 million in the first quarter of 2010.
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
Item 4T. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2010 at the reasonable assurance level.
     In the fourth quarter of 2009, our management identified a control deficiency that represents a material weakness in our internal control over financial reporting as disclosed in our Annual Report. The material weaknesses identified by management resulted from a lack of effective controls over the review and approval of non-routine transactions. In particular, the material weakness related to the review and approval of cost allocation billing corrections.
     Management has implemented new controls and strengthened the control documentation regarding non-routine transactions and now requires applicable departments to formally review and approve non-routine transactions prior to their finalization.
     Although these controls were implemented in the first quarter of 2010, they were not in effect for a sufficient period of time and therefore have not been tested. As a result, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).
     Management is in the process of completing the remediation and testing of the new controls. We anticipate that the newly implemented controls will be tested by the end of the second quarter of 2010.
     Notwithstanding our assessment that our internal controls over financial reporting were not effective and that there was a material weakness as identified in our Annual Report, we believe that our financial statements contained in this Form 10-Q accurately present our financial condition, results of operations and cash flows in all material respects.
     Changes in Internal Control over Financial Reporting. Other than as described above there have been no changes in our internal control over financial reporting for the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 4 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 6. Exhibits
     Exhibits not incorporated by reference to a prior filing and filed or furnished herewith are designated by an “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description of Exhibit

10.1	—	$5,000,000 Revolving Line of Credit for letters of credit from JPMorgan Chase Bank, N.A. dated January 31, 2010 (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Principal Financial Officer.

*	Filed or furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: May 12, 2010	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: May 12, 2010	By	/s/ DAVID J. COLLINS
David J. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

10.1	—	$5,000,000 Revolving Line of Credit for letters of credit from JPMorgan Chase Bank, N.A. dated January 31, 2010 (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Principal Financial Officer.

*	Filed or furnished herewith