Form 10-Q
period 2010-06-30
STERLING CHEMICALS INC
filed 2010-08-11
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     As of July 31, 2010, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Sterling Chemicals, Inc.:
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
/s/GRANT THORNTON LLP
Houston, Texas
August 11, 2010

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$29,010	$26,941	$62,119	$58,318
Cost of goods sold	24,126	25,773	52,036	51,582

Gross profit	4,884	1,168	10,083	6,736
Selling, general and administrative expenses	2,223	3,344	5,117	7,227
Impairment of long-lived assets	—	—	290	—
Interest and debt related expenses	3,338	3,968	6,945	7,971
Interest income	(76)	(212)	(125)	(596)
Other income	(94)	(1,544)	(170)	(2,689)

Loss from continuing operations before income tax	(507)	(4,388)	(1,974)	(5,177)
Benefit for income taxes	—	(1,022)	—	(1,217)

Loss from continuing operations	$(507)	$(3,366)	$(1,974)	$(3,960)
Income from discontinued operations, net of tax expense of zero, $1,043, zero and $1,912, respectively	3,036	1,928	6,015	3,550

Net income (loss)	$2,529	$(1,438)	$4,041	$(410)
Preferred stock dividends	4,505	3,894	8,960	8,041

Net loss attributable to common stockholders	$(1,976)	$(5,332)	$(4,919)	$(8,451)

Income (loss) per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(1.77)	$(2.57)	$(3.87)	$(4.25)
Income from discontinued operations, net of tax	1.07	0.68	2.13	1.26

Basic and diluted loss per share	$(0.70)	$(1.89)	$(1.74)	$(2.99)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$121,546	$123,778
Accounts receivable, net of allowance of $58 and $58, respectively	11,596	14,614
Inventories, net	5,121	5,268
Prepaid expenses and other current assets	842	2,656
Assets of discontinued operations	—	24

Total current assets	139,105	146,340

Property, plant and equipment, net	62,617	68,182
Other assets, net	4,976	5,643

Total assets	$206,698	$220,165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$7,013	$11,703
Accrued liabilities	20,421	24,416
Liabilities of discontinued operations	12,382	12,384

Total current liabilities	39,816	48,503

Long-term debt	123,000	125,000
Long-term liabilities	40,565	41,084
Long-term liabilities of discontinued operations	16,819	23,010
Commitments and contingencies (Note 4)
Redeemable preferred stock	143,488	134,528
Stockholders’ deficiency in assets:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	98,037	106,948
Accumulated deficit	(236,739)	(240,780)
Accumulated other comprehensive loss	(18,316)	(18,156)

Total stockholders’ deficiency in assets	(156,990)	(151,960)

Total liabilities and stockholders’ deficiency in assets	$206,698	$220,165

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,041	$(410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock compensation expense	49	189
Bad debt expense	21	—
Benefit plan curtailment gain	(115)	—
Depreciation and amortization	6,185	4,503
Interest amortization	638	553
Amortization of deferred revenue	(8,560)	(7,274)
Impairment of long-lived assets	290	—
Gain on disposal of property, plant and equipment	(50)	(305)
Other	92	(413)
Change in assets/liabilities:
Accounts receivable	3,021	8,071
Inventories	(41)	(489)
Prepaid expenses and other current assets	1,814	1,485
Other assets	(40)	15
Accounts payable	(4,735)	(1,302)
Accrued liabilities	(3,997)	(4,996)
Long-term liabilities	1,805	1,108

Net cash provided by operating activities	418	735

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(775)	(6,380)
Net proceeds from the sale of property, plant and equipment	50	305

Net cash used in investing activities	(725)	(6,075)

Cash flows used in financing activities:
Purchase of Senior Secured Notes	(1,925)	—

Net cash used in financing activities	(1,925)	—

Net decrease in cash	(2,232)	(5,340)
Cash and cash equivalents — beginning of year	123,778	156,126

Cash and cash equivalents — end of period	$121,546	$150,786

Supplemental disclosures of cash flow information:
Interest paid	$6,469	$8,358
Interest income received	125	596
Cash received for income taxes	598	—
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
     The accompanying (a) condensed balance sheet as of December 31, 2009, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and reflect all adjustments (including normal recurring accruals) which, in our opinion, are considered necessary for the fair presentation of the results for the periods presented. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report.
Reclassifications and Revisions
     We have reclassified certain amounts on the condensed consolidated balance sheet between other assets and prepaid expenses and other current assets as of December 31, 2009. We have reclassified amounts on the condensed consolidated statement of cash flows between other assets and prepaid expenses and other current assets, between accounts receivable and accounts payable and between depreciation and amortization, other, inventories and other assets, to reconcile net income (loss) to net cash provided by operating activities, for the six month period ended June 30, 2009.
Property Plant and Equipment Impairment
     In accordance with our policies, an impairment charge of $0.3 million was recorded to reduce the carrying value of a turbo generator unit classified as a spare, to its net realizable value of $0.4 million.
2. Discontinued Operations
     On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., or NOVA. Under this supply agreement, NOVA had the exclusive right to purchase 100% of our styrene production (subject to existing contractual commitments), the amount of styrene supplied in any particular period being at NOVA’s option. In November 2007, this supply agreement, which was subsequently assigned by NOVA to INEOS NOVA, LLC, or INEOS NOVA, received clearance under the Hart-Scott-Rodino Antitrust Improvements Act. This clearance caused the supply agreement and the railcar agreement to become effective and triggered a $60.0 million payment to us from INEOS NOVA. In accordance with the terms of the supply agreement, INEOS NOVA assumed substantially all of our contractual obligations for future styrene deliveries. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business for a period of time. The restricted period of time was initially through 2015. However, effective April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years ending November 2012.
     As a result of our styrene facility being permanently shut down, we have no significant continued involvement in the styrene business and have, therefore, reported the operating results of this business as discontinued operations in our condensed consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	June 30,	December 31,
	2010	2009
Assets of discontinued operations:
Accounts receivable, net of allowance of $44 and $23 respectively	$—	$24

Liabilities of discontinued operations:(1)
Current portion of deferred revenue	$12,382	$12,384
Long-term portion of deferred revenue	16,819	23,010

Total	$29,201	$35,394

(1)	As of June 30, 2010, amounts represent deferred income from the NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method.
     Revenues and income before income taxes from discontinued operations for the three and six-month periods ended June 30, 2010 and 2009 are presented below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Dollars in Thousands)
Revenues	$3,095	$3,311	$6,191	$6,406
Income before income taxes	3,036	2,971	6,015	5,462
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
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
     On January 31, 2010, we entered into a $5.0 million Revolving Line of Credit for letters of credit, or our LC Facility, with JPMorgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility has an initial term of one year. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Our LC Facility is secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. As of June 30, 2010, there were $3.3 million in standby letters of credit issued under our LC facility.
Debt Maturities
     Our Secured Notes, which had an aggregate principal balance of $123.0 million outstanding as of June 30, 2010, are due on April 1, 2015.
4. Commitments and Contingencies
Product Contracts:
     We have agreements, one with each of our two customers, which provide for the dedication of 100% of our production of acetic acid and plasticizers. See Note 7 for more information regarding our acetic acid and plasticizers segments.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict but granted plaintiffs’ motion for a new trial. We and the other remaining defendant timely filed notices of appeal of that order, as well as other orders issued during the trial. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1.0 million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, three retired employees of Sterling Fibers, Inc., one of our former subsidiaries, sued us, several of our benefit plans and the plan administrators for those plans in a class action suit, Case No. H-07-0625 filed in the United States District Court, Southern District of Texas, Houston Division. The plaintiffs allege that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in an asset purchase agreement between us, Sterling Fibers, Inc. and Cytec Industries Inc. and certain of its affiliates governing our purchase of our former acrylic fibers business in 1997. During our bankruptcy case, we specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs claimed that

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
we violated the terms of the benefit plans and breached fiduciary duties governed by the Employee Retirement Income Security Act and failed to comply with sections of the Bankruptcy Code dealing with retiree benefits, and sought damages, declaratory relief, punitive damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009. On July 1, 2010, the judge ruled for us on the merits and dismissed all of the plaintiffs’ claims. The plaintiffs filed an appeal on July 16, 2010. We will vigorously seek the appellate court’s affirmation of the trial judge’s ruling. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     As of December 31, 2009, we had a receivable of $0.1 million due from our insurance carriers for reimbursement of legal costs that exceeded our insurance deductibles and was, therefore, reimbursable through our insurance carriers. For the six months ended June 30, 2010, we incurred $0.2 million of legal costs that are reimbursable under our insurance policies and received $0.2 million of payments from our insurance carriers, resulting in a receivable balance of $0.1 million as of June 30, 2010.
5. Income Taxes
     For each of the three and six-month periods ended June 30, 2010, we recorded net tax expense of zero for income taxes from continuing operations. During the three and six-month periods ended June 30, 2009, we recorded net tax benefit of $1.0 million and $1.2 million, respectively, for income taxes from continuing operations. Based on our net operating loss position and projections for the year, we expect any tax expense or benefit during 2010 to be fully offset by a related change in the valuation allowance, resulting in an effective tax rate of zero. The net tax benefit during the three and six-month periods ended June 30, 2009 was generated as a result of utilizing income in our discontinued operations to recognize a portion of the benefit from losses generated in our continuing operations. Our continuing operations effective tax rate was zero for the six-month period ended June 30, 2010 compared to an effective tax rate of 23.5% for the six-month period ended June 30, 2009.
6. Employee Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Dollars in Thousands)
Interest cost	$1,745	$1,828	$3,490	$3,656
Expected return on plan assets	(1,160)	(1,513)	(2,320)	(3,026)
Amortization	192	864	383	1,728

Net pension cost	$777	$1,179	$1,553	$2,358

     Other postretirement benefits consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Dollars in Thousands)
Service cost	$10	$11	$20	$22
Interest cost	93	121	188	242
Amortization of unrecognized costs	(540)	(541)	(1,084)	(1,082)
Curtailment gain	—	—	(115)	—

Net plan benefit	$(437)	$(409)	$(991)	$(818)

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
     During the first quarter of 2010, we announced and completed a reduction in our work force. In accordance with Accounting Standards Codification, or ASC, Topic 715 “Compensation – Retirement Benefits,” we recorded a curtailment gain of $0.1 million under our retiree medical plans.
     Total contributions expected to be paid in 2010 are estimated to be approximately $4.5 million, of which $1.2 million was paid during the six month period ended June 30, 2010.
7. Operating Segment and Sales Information
     As of June 30, 2010, after considering the effects of discontinued operations, we have reported our operations through two segments: acetic acid and plasticizers. The accounting policies are the same as those disclosed in our Annual Report. We use gross profit for reporting the results of our operating segments and this measure includes all operating items related to these businesses. There are no sales between segments. The revenues and gross profit (losses) for each of our reportable operating segments are as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
		(Dollars in Thousands)
Revenues:
Acetic acid	$22,533	$19,796	$48,960	$43,635
Plasticizers	6,217	6,890	12,644	14,173
Other	260	255	515	510

Total	$29,010	$26,941	$62,119	$58,318

Segment gross profit (loss):
Acetic acid	$3,608	$(134)	$7,291	$4,441
Plasticizers	1,836	1,402	3,381	2,724
Other	(560)	(100)	(589)	(429)

Total	4,884	1,168	10,083	6,736
Selling, general and administrative expenses	2,223	3,344	5,117	7,227
Impairment of long-lived assets	—	—	290	—
Interest and debt related expenses	3,338	3,968	6,945	7,971
Interest income	(76)	(212)	(125)	(596)
Other income	(94)	(1,544)	(170)	(2,689)

Loss from continuing operations before income tax	$(507)	$(4,388)	$(1,974)	$(5,177)

Depreciation and amortization expenses:
Acetic acid	$1,960	$1,715	$3,922	$3,359
Plasticizers	797	325	1,592	637
Other(1)	387	262	671	507

Total	$3,144	$2,302	$6,185	$4,503

Capital expenditures:
Acetic acid	$10	$2,252	$144	$3,707
Other — plant infrastructure	188	1,686	631	2,673

Total	$198	$3,938	$775	$6,380

(1)	Includes depreciation and amortization expenses for discontinued operations of less than $0.1 million for each of the three and six-month periods ended June 30, 2010 and 2009, respectively.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of	As of
	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
Total assets:
Acetic acid	$34,254	$35,362
Plasticizers	3,400	5,412
Other(1)	169,044	179,391

Total	$206,698	$220,165

(1)	Components of Other are presented in the table below:

	As of	As of
	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
Other:
Corporate:
Cash	$121,546	$123,778
Other	11,083	17,677
Plant infrastructure:
Property, plant and equipment, net	36,415	37,912
Assets of discontinued operations	—	24

Total	$169,044	$179,391

8. Fair Value Measurements
Fair Value of Financial Instruments
     In accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the ASC, the fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt are as follows:

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured Notes	$123,000	$120,540	$125,000	$119,400
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
9. New Accounting Standards
Adoption of Accounting Standards:
     In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an amendment to ASC Topic 820-10, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU No. 2010-06. ASU No. 2010-06 requires new disclosures and clarifies some existing disclosure requirements with respect to fair value measurement as set forth in Codification Subtopic 820-10. The objective of ASU No. 2010-06 is to improve these disclosures and increase the transparency in financial reporting. Specifically, ASU No. 2010-06 amends ASC Topic 820-10 to require that:
•	a reporting entity disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers; and

•	a reporting entity present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs.
In addition, ASU No. 2010-06 provides that:
•	for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early application is permitted. We implemented ASU No. 2010-06 effective January 1, 2010, and have enhanced our disclosures to comply with ASU No. 2010-06.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated financial statements (including the Notes thereto) included in Item 1, Part I of this report.
Business Overview
     We were formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company. We are a producer of select petrochemicals used to manufacture a wide array of consumer goods and industrial products. Our primary products are acetic acid and plasticizers.
     Our site in Texas City, Texas, or our Texas City facility, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, three waste deepwells, 160 acres of available land zoned for heavy industrial use, additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses to our Texas City facility. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with the ability to realize the value of our under-utilized assets through profit sharing or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and our management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to each of our operating units and provide us with additional profit. We recently entered into a contract involving the terminaling of methanol as a part of our strategy, although we do not expect this transaction to have a material affect on our business, financial results or cash flows. Our feasibility study for our gasification project was completed during the first quarter of 2010, and we have elected to defer any further work on this project until the economics improve.
     Our acetic acid is used primarily to manufacture vinyl acetate monomer and purified terephthalic acid, which are used in a variety of products, including adhesives, surface coatings, polyester fibers, films and plastic bottle resins. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends through 2031, all of our acetic acid production is sold by BP Amoco Chemical Company, or BP Chemicals. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the portion of the profits we receive from BP Chemicals.
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
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective December 31, 2010, at which time we will no longer produce plasticizers for BASF. We will not be subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although we will be required to refund a $1.0 million deposit previously paid by BASF. BASF, on the other hand, will be required to pay us an early termination fee of $9.8 million on or before December 31, 2010. In addition, if we continue to operate our plasticizers business after the termination of our Plasticizers Production Agreement, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. As of December 31, 2013, we expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, if within 90 days after the termination of our Plasticizers Production Agreement, we provide written notice to BASF of our election to permanently close our plasticizers facility, the undepreciated capital expenditures paid by BASF for all capital projects is deemed to be zero, and we will not be required to make any payments to BASF. In the event we discontinue our plasticizers operations, we expect to incur approximately $3.0 million in shutdown and decontamination costs. The costs and timing for dismantling of our plasticizers facility are unknown at this time but we do not expect these costs to be significant.
     We are in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business after the termination of our Plasticizers Production Agreement with BASF. As we are still in the process of evaluating our commercial options regarding our plasticizers business, we cannot predict the ultimate outcome or the success of continuing our plasticizers business after December 31, 2010. We have, however, developed plans for restructuring our operating costs following the termination of our Plasticizers Production Agreement in the event we conclude to permanently close our plasticizers facility. If we are unable to continue our plasticizers operations through other viable commercial options for our plasticizers business or facility or restructure our operating costs, or are unable to do so at or shortly after December 31, 2010, the termination of our Plasticizers Production Agreement will likely have a material adverse effect on our financial condition, results of operations and cash flows. However, we do not believe that these effects will impact our ability to continue as a going concern. Other than our Plasticizers Production Agreement, we do not have any material relationships with BASF.
     In January 2010, we announced and completed a reduction in our work force in order to reduce our staffing to a level appropriate for our existing operations. As a result, we reduced our salaried work force by ten people and our hourly work force by 7 people, and we recognized and paid $0.9 million of severance costs. Additionally, as a result of our work force reduction, we recorded a curtailment gain of $0.1 million under our retiree medical plans in the first quarter of 2010.
     On May 7, 2010, our Board of Directors authorized us to pursue the acquisition of companies or assets with the goals of materially diversifying our cash flow streams, creating strong long-term growth opportunities and providing a platform for listing our shares of common stock on The NASDAQ Stock Market or the New York Stock Exchange. After an extensive review with our Board of Directors of a wide range of acquisition targets and financing alternatives, we are focusing our search for acquisition candidates on companies or assets involved in chemical distribution, specialty chemical manufacture or bulk, petroleum or chemical storage or logistics and whose existing business would benefit from our available acreage and infrastructure at our Texas City facility. We anticipate that the structure of the financing for any such acquisition will be determined by, among other things, the characteristics of the acquisition target, and may involve a cash purchase, a merger, an exchange of stock or another financing mechanism, or may involve the formation of a joint venture or other business partnership.

Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Revenues and loss from continuing operations
     Our revenues were $29.0 million for the second quarter of 2010, an 8% increase from the $26.9 million in revenues we recorded for the second quarter of 2009. We had a loss from continuing operations of $0.5 million for the second quarter of 2010, compared to a loss from continuing operations of $3.4 million for the second quarter of 2009.
     Revenues from our acetic acid operations were $22.5 million in the second quarter of 2010, a 14% increase from the $19.8 million in revenues we received from these operations in the second quarter of 2009. This increase in acetic acid revenues was primarily due to the shutdown of our acetic acid unit in June 2009 for scheduled maintenance work and the lower production volumes, associated variable cost reimbursements and profit sharing, partially offset by increased fixed cost reimbursements for shutdown costs in 2009. Gross profit for our acetic acid operations was $3.6 million for the second quarter of 2010 compared to a gross loss of $0.1 million for the second quarter of 2009. This increase in gross profit was primarily due to the same factors that caused our increase in acetic acid revenues.
     Revenues from our plasticizers operations were $6.2 million in the second quarter of 2010, a 10% decrease from the $6.9 million in revenues we received from these operations in the second quarter of 2009. This decrease in revenues was primarily due to lower cost reimbursements of $1.3 million in the second quarter of 2010, compared to the second quarter of 2009, as the 2009 period included reimbursement of costs to redesign our process wastewater treatment system, partially offset by a $0.6 million increase in the amortization of the payment we received in connection with the termination by BASF of its obligations related to our oxo alcohols facilities under our Plasticizers Production Agreement. Due to the termination of our Plasticizers Production Agreement by BASF effective December 31, 2010, the original 8-year life used to amortize this payment was accelerated to coincide with the termination of our Plasticizers Production Agreement. Gross profit from our plasticizers operations was $1.8 million for the second quarter of 2010, compared to $1.4 million for the second quarter of 2009. This increase was primarily due to the increased amortization of the BASF payment discussed above and the impact of $0.4 million of increased reimbursements for various components of reimbursable costs under our Plasticizers Production Agreement, offset by a $0.5 million increase in depreciation expense that resulted from the acceleration of depreciation on our plasticizers facility as a result of BASF terminating our Plasticizers Production Agreement effective December 31, 2010.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $2.2 million during the second quarter of 2010 compared to $3.3 million during the second quarter of 2009. This decrease was primarily due to a $0.6 million decrease in legal fees resulting from the resolution of various lawsuits during 2009, a $0.3 million decrease in audit fees and a $0.2 million decrease in engineering costs for strategic initiatives.
     Interest and debt related expenses
     We recorded $3.3 million of interest and debt related expenses during the second quarter of 2010 compared to $4.0 million during the second quarter of 2009. This decrease was due to our purchase of $27.0 million in aggregate principal amount of our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, over the period November 2009 through February 2010.
     Interest income
     We recorded $0.1 million of interest income during the second quarter of 2010 compared to $0.2 million during the second quarter of 2009. This decrease was due to lower interest earned on our cash investments and a lower cash balance in the second quarter of 2010 compared to the second quarter of 2009.
     Other income
     Other income was $0.1 million during the second quarter of 2010 compared to $1.5 million during the second quarter of 2009. This decrease in other income was primarily due to the receipt of a previously disputed $1.1 million contractual payment during the second quarter of 2009 and a $0.3 million increase in reimbursements of legal fees related to various lawsuits during the second quarter of 2009.
     Benefit for income taxes
     During the second quarters of 2010 and 2009, we recorded net tax expense of zero and net tax benefit of $1.0 million, respectively, for income taxes from continuing operations. Based on our net operating loss position and projections for the year, we expect any tax expense or benefit during 2010 to be fully offset by a related change in our valuation allowance, resulting in an effective tax rate of zero. The tax benefit in the second quarter of 2009 was generated as a result of utilizing income in our discontinued operations to recognize a portion of the benefit from losses generated in our continuing operations. For the three-month periods ended June 30, 2010, and June 30, 2009, our continuing operations effective tax rate was zero and 23.3%, respectively.
     Income from discontinued operations, net of tax
     During the second quarter of 2010, income from discontinued operations, net of tax, was $3.0 million compared to $1.9 million for the second quarter of 2009. This increase was primarily due to $1.0 million of income tax expense during the second quarter of 2009 compared to zero income tax expense in the second quarter of 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Revenues and loss from continuing operations
     Our revenues were $62.1 million for the first six months of 2010, a 7% increase from the $58.3 million in revenues we recorded for the first six months of 2009. We had a net loss from continuing operations of $2.0 million for the first six months of 2010, compared to a net loss from continuing operations of $4.0 million for the first six months of 2009.
     Revenues from our acetic acid operations were $49.0 million for the first six months of 2010, a 12% increase from the $43.6 million in revenues we received from these operations for the first six months of 2009. This increase in acetic acid revenues was primarily due to the shutdown of our acetic acid unit in June 2009 for scheduled maintenance and the lower production volumes, associated variable cost reimbursements and profit-sharing, partially offset by increased fixed cost reimbursements for shutdown costs in 2009. Gross profit from our acetic acid operations was $7.3 million for the first six months of 2010 compared to $4.4 million for the first six months of 2009. The $2.9 million increase in gross profit was primarily due to the same factors that caused our increase in acetic acid revenues.
     Revenues from our plasticizers operations were $12.6 million for the first six months of 2010, an 11% decrease from the $14.2 million in revenues we received from these operations for the first six months of 2009. This decrease in revenues was primarily due to lower cost reimbursements of $2.8 million in the first six months of 2010, compared to the first six months of 2009, as the 2009 period included reimbursement of costs to redesign our process wastewater treatment system. Partially offsetting this decrease in revenues was a $1.2 million increase in the amortization of the payment we received in connection with the termination by BASF of its obligations related to our oxo alcohols facilities under our Plasticizers Production Agreement. Due to the termination of our Plasticizers Production Agreement by BASF effective December 31, 2010, the original 8-year life used to amortize this payment was accelerated to coincide with the termination of our Plasticizers Production Agreement. Gross profit from our plasticizers operations was $3.4 million for the first six months of 2010, compared to $2.7 million for the first six months of 2009. This increase was primarily due to the $1.2 million in increased amortization of the BASF payment discussed above and the impact of $0.5 million of increased reimbursements for various components of reimbursable costs under our Plasticizers Production Agreement. These favorable variances were offset by a $1.0 million increase in depreciation that resulted from acceleration of depreciation on our plasticizers facility as a result of BASF terminating our Plasticizers Production Agreement effective December 31, 2010.

     Selling, general and administrative expenses
     Our selling, general and administrative expenses were $5.1 million during the first six months of 2010, compared to $7.2 million during the first six months of 2009. This decrease was primarily due to a $1.8 million decrease in legal fees resulting from the resolution of various lawsuits during 2009 and a $0.4 million decrease in audit fees in the first six months of 2010 compared to the same period in 2009.
     Impairment of long-lived assets
     We recorded $0.3 million for the impairment of long-lived assets during the first six months of 2010 compared to zero during the first six months of 2009. In accordance with our policies, the impairment charge of $0.3 million was recorded to reduce the carrying value of our turbo generator unit which we have classified as a spare, to its net realizable value of $0.4 million in the first quarter of 2010.
     Interest and debt related expenses
     We recorded $6.9 million of interest and debt related expenses during the first six months of 2010 compared to $8.0 million during the first six months of 2009. This decrease was due to our purchase of $27.0 million in aggregate principal amount of our Secured Notes over the period from November 2009 through February 2010.
     Interest income
     We recorded $0.1 million of interest income during the first six months of 2010 compared to $0.6 million in the first six months of 2009. This decrease was due to lower interest earned on our cash investments and a lower cash balance in the first six months of 2010 compared to the same period in 2009.
     Other income
     Our other income was $0.2 million during the first six months of 2010 compared to $2.7 million during the first six months of 2009. This decrease in other income was primarily due to the receipt of a previously disputed $1.1 million contractual payment during the second quarter of 2009 and a $1.4 million decrease in reimbursements of legal fees related to various lawsuits during the first six months of 2010.
     Benefit for income taxes
     For the six-month period ended June 30, 2010, we recorded net tax expense of zero for income taxes from continuing operations compared to a net tax benefit of $1.2 million for income taxes from continuing operations for the six-month period ended June 30, 2009. Based on our net operating loss position and projections for the year, we expect any tax expense or benefit during 2010 to be fully offset by a related change in our valuation allowance, resulting in an effective tax rate of zero. The net tax benefit during the six-month period ended June 30, 2009 was generated as a result of utilizing income in our discontinued operations to recognize a portion of the benefit from losses generated in our continuing operations. Our continuing operations effective tax rate was zero for the six-month period ended June 30, 2010 compared to an effective tax rate of 23.5% for the six-month period ended June 30, 2009.
     Income (loss) from discontinued operations, net of tax
     During the first six months of 2010, net income from discontinued operations, net of tax, was $6.0 million compared to $3.6 million for the first six months of 2009. This increase was primarily due to $1.9 million of income tax expense during the first six months of 2009 compared to zero income tax expense in the first six months of 2010.
Liquidity and Capital Resources
General
     Our working capital was $99.3 million as of June 30, 2010, an increase of $1.5 million from our working capital of $97.8 million as of December 31, 2009. This increase was primarily due to a $12.2 million increase in our accrual for profit sharing, a $2.4 million decrease in our accrual for deferred revenue and the receipt of two fixed quarterly payments from BASF. Partially offsetting this increase was a $6.5 million increase in accrued interest, the purchase of $2.0 million in aggregate principal amount of our Secured Notes for $1.9 million, a $1.9 million decrease in prepaid insurance, a $1.8 million accrual for variable compensation, $1.7 million in net benefit payments, capital expenditures of $0.8 million and a property tax accrual of $0.6 million.
     Our liquidity was $121.5 million as of June 30, 2010, a decrease of $6.3 million compared to our liquidity of $127.8 million as of December 31, 2009. This decrease was primarily due to the termination of our revolving credit facility and our purchase of $2.0 million in aggregate principal amount of our Secured Notes in 2010 for $1.9 million. We periodically review the balance of our cash on hand in light of our strategic objectives and the restrictions on the use of cash contained in the indenture for our Secured Notes. As opportunities arise, we intend to utilize our cash as circumstances warrant, possibly in material amounts, to fund all or a portion of the purchase price of mergers or acquisitions, engage in project development work, make contributions to our defined benefit plans or purchase our outstanding Secured Notes on the open market, in privately negotiated transactions or otherwise.
     We currently invest our cash in money market funds and certificates of deposit. However, we may invest our cash in other high-quality, highly liquid cash equivalents from time to time.
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
     On January 31, 2010, we entered into a $5.0 million Revolving Line of Credit for letters of credit, or our LC Facility, with JPMorgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility has an initial term of one year. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Our LC Facility is secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. As of June 30, 2010, there were $3.3 million in standby letters of credit issued under our LC facility.
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
Cash Flow
     Net cash provided by operations was $0.4 million during the first six months of 2010, compared to $0.7 million during the first six months of 2009. Net cash used in investing activities was $0.7 million during the first six months of 2010, compared to $6.1 million during the first six months of 2009. This decrease in net cash used in investing activities was primarily due to higher capital expenditures in 2009 of $3.7 million for acetic acid related projects and $1.8 million for a process wastewater treatment system. Net cash used in financing activities was $1.9 million during the first six months of 2010, compared to zero during the first six months of 2009. This increase in net cash flow used in financing activities was primarily due to our purchase of $2.0 million in aggregate principal amount of our Secured Notes for $1.9 million in the first quarter of 2010.
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

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010. Although we identified a control deficiency in the fourth quarter of 2009 that represented a material weakness in our internal controls over financial reporting, we believe this control deficiency has been remediated as of June 30, 2010.
     The material weakness identified by management resulted from a lack of effective controls over the review and approval of non-routine transactions. In particular, the material weakness related to the review and approval of cost allocation billing corrections. Management has implemented new controls and strengthened control documentation regarding non-routine transactions and now requires applicable departments to formally review and approve non-routine transactions prior to their finalization.
     Although these controls were implemented in the first quarter of 2010, the effectiveness of these controls could not be tested until the second quarter of 2010, when a non-routine transaction occurred. The tests of controls over non-routine transactions indicate that those controls are operating effectively. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).
     We believe that our financial statements contained in this report on Form 10-Q accurately present our financial condition, results of operations and cash flows in all material respects.
     Changes in Internal Controls over Financial Reporting. Other than the identified changes discussed above, there have been no changes in our internal controls over financial reporting for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

STERLING CHEMICALS, INC. (Registrant)
Date: August 11, 2010	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: August 11, 2010	By	/s/ DAVID J. COLLINS
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