Form 10-K/A
period 2009-12-31
STERLING CHEMICALS INC
filed 2011-02-01
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Electronic Bulletin Board maintained by the Financial Industry Regulatory Authority, was $10,221,032.
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

EXPLANATORY NOTE
     This Form 10-K/A (Amendment No. 1) hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which the registrant filed with the Securities and Exchange Commission on March 24, 2010. This Amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-K, which inadvertently omitted certain language relating to the Company’s internal control over financial reporting.
     This Amendment does not reflect events after the date of the filing of the Annual Report and does not modify or update disclosures made in the Annual Report except to correct the language in Exhibit 31.1 and Exhibit 31.2. Accordingly, this Amendment should be read in conjunction with such Form 10-K and the registrant’s filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-K.
Exhibits filed with the Amendment No. 1 on Form 10-K/A:

Exhibit Number:	Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: February 1, 2011	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: February 1, 2011	By	/s/ DAVID J. COLLINS
David J. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)