Form 10-Q/A
period 2010-03-31
STERLING CHEMICALS INC
filed 2011-02-01
CIK 1014669

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

EXPLANATORY NOTE
     This Form 10-Q/A (Amendment No. 1) hereby amends the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, which the registrant filed with the Securities and Exchange Commission on May 12, 2010. This Amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language relating to the Company’s internal control over financial reporting.
     This Amendment does not reflect events after the date of the filing of the Quarterly Report and does not modify or update disclosures made in the Quarterly Report except to correct the language in Exhibit 31.1 and Exhibit 31.2. Accordingly, this Amendment should be read in conjunction with such Form 10-Q and the registrant’s filings made with the Securities and Exchange Commission subsequent to the date of such Form 10-Q.
Exhibits filed with the Amendment No. 1 on Form 10-Q/A:

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