Form 10-Q/A
period 2010-09-30
STERLING CHEMICALS INC
filed 2011-02-01
CIK 1014669

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

EXPLANATORY NOTE
          This Form 10-Q/A (Amendment No. 1) hereby amends the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010, which the registrant filed with the Securities and Exchange Commission on November 9, 2010. This Amendment is being filed in order to correct Exhibits 31.1 and 31.2 to the Form 10-Q, which inadvertently omitted certain language relating to the Company’s internal control over financial reporting.
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