Form 10-K
period 2010-12-31
STERLING CHEMICALS INC
filed 2011-03-01
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     The aggregate market value of the registrant’s common stock, par value $.01 per share, held by non-affiliates at June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the value of the last sales price of these shares as reported on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, Inc. was $6,897,678.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of February 28, 2011, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders of Sterling Chemicals, Inc. are incorporated by reference in Part III of this Form 10-K.

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
Item 1. Business
     We are a Delaware Corporation formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas, or our Texas City facility, that was previously owned by Monsanto Company, or Monsanto. We are a North American producer of selected petrochemicals used to manufacture a wide array of consumer goods and industrial products. Until 2011, our primary products included acetic acid and plasticizers. All of our plasticizers were historically sold to BASF Corporation, or BASF, pursuant to the terms of our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement. However, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. As our plasticizers facility is currently idle, acetic acid is currently our only primary product.
     The acetic acid we produce is used primarily to manufacture vinyl acetate monomer which is used in a variety of products related to construction materials and automotive parts such as adhesives, surface coatings, polyester fibers and films, and to manufacture purified terephthalic acid which is used to produce plastic bottle resins. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends to 2031, BP Amoco Chemical Company, or BP Chemicals, takes title and risk of loss of our acetic acid production at the time the acetic acid is produced. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the portion of the profits we receive from BP Chemicals.
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
     Previously, our plasticizers business was comprised of two separate products: phthalate esters and phthalic anhydride, or PA, together commonly referred to as plasticizers. The types of plasticizers we produced are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials. Since our formation in 1986, we sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which was amended several times. Under our Plasticizers Production Agreement, BASF provided us with most of the required raw materials, marketed the plasticizers that we produced, made certain fixed quarterly payments to us and reimbursed us monthly for our actual production costs and capital expenditures related to our plasticizers facility.
     Effective as of April 1, 2008, we and BASF amended our Plasticizers Production Agreement after BASF nominated zero pounds of PA under the prior version of the agreement due to deteriorating market conditions, which ultimately resulted in the closure of our PA unit and a payment of $3.2 million to us from BASF. Under the prior version of our Plasticizers Production Agreement, we were not permitted to produce PA for anyone other than BASF. The $3.2 million payment was made in exchange for the termination of BASF’s obligations under our Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit and, consequently, was recognized using the straight-line method over the period from April 1, 2008, the date of the amendment, through December 31, 2010, the effective termination date of our Plasticizers Production Agreement.
     As mentioned above, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF in January 2011, a $1.0 million deposit it previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. In addition, if we continue to operate our plasticizers business after March 31, 2011, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. We expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, if we provide written notice to BASF of our election to permanently close our plasticizers facility on or before March 31, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business but cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, we expect to incur approximately $0.6 million in shutdown and decontamination costs during the first six months of 2011. The costs and timing for dismantling our plasticizers facility are unknown at this time, but we do not expect these costs to be significant. The loss of our Plasticizers Production Agreement will likely have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business and our current cash balance, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors”.
     Prior to 2008, we manufactured styrene monomer as one of our primary products. On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., which was subsequently assigned by NOVA Chemicals Inc. to INEOS NOVA LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     The revenues and gross profit from our plasticizers and styrene operations, both of which are reflected in discontinued operations, including $12.4 million of deferred income from the INEOS NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method, are summarized below:

	Year ended December 31,
	2010	2009
	(Dollars in Thousands)

Revenues	$46,381	$38,426
Gross profit	29,952	18,630
     We own the acetic acid, plasticizers and styrene manufacturing units located at our Texas City facility. We lease a portion of our Texas City facility to Praxair, which constructed a partial oxidation unit on that land. We also lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, which constructed a cogeneration facility on that land. However, in June 2008, we and Praxair Energy elected to terminate the joint venture and the related joint venture agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, and the term of the Joint Venture Agreement was extended until completion of all final audits. We expect the joint venture to be terminated and wound-up during 2011. The cogeneration facility constructed by S&L Cogeneration Company has been dismantled and removed from the site. We lease space for our principal offices located in Houston, Texas.
Business Strategy
     Our strategic objectives include:
•	safe, reliable and environmentally responsible operations;

•	effective utilization of available capacity;

•	superior expense and capital expenditure management;

•	expansion of capacity through low cost or strategic investments;

•	flawless execution of contract management and administration;

•	monetization of under-utilized assets and infrastructure;

•	capture of economic merger and acquisition opportunities and other alternatives;

•	optimized capital structure; and

•	top-quality human resource management, development and utilization

     Operating Our Facilities Safely, Reliably and in an Environmentally Responsible Manner. We believe in operating our facilities in a manner that earns the confidence of our employees and our community. We have created a positive and open safety culture in which employee participation is encouraged in an atmosphere of pride. We proactively protect the safety of our employees, the community and the environment through the systematic identification, reduction and management of risks. Expectations and accountabilities for safety have been defined for all levels of our organization, and each of our salaried employees’ performance goals, which affect their annual incentive compensation and annual salary increases, have specific metrics tied to our health, safety and environmental performance. We regularly report to our Board of Directors, or our Board, on our safety, health and environmental performance and our progress towards maintaining and improving our process safety programs, including, at a minimum, quarterly presentations to the Environmental, Health & Safety Committee of our Board and our Board as a whole.
     Profitably Grow Our Business. We believe that our acetic acid facility is well positioned for cost-effective future capacity expansions at low relative incremental cost due to previous investments made by us and BP Chemicals. These investments include the installation of a new reactor in 2003 that is capable of producing up to 1.7 billion pounds of acetic acid annually and the replacement of the primary column of our acetic acid facility in June 2009 with a column sized in excess of existing capacity. Although slowdowns in the housing and automotive markets during 2009 and 2010 resulted in reduced demand for vinyl acetate monomer and, consequently, acetic acid in North America for the short-term, as demand for acetic acid recovers and grows we intend to evaluate the growth of our acetic acid business through capacity expansions that take advantage of this positioning.
     Monetize Under-utilized Assets and Infrastructure. Our Texas City facility is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, 160 acres of available land zoned for heavy industrial use, 30 acres of additional land zoned for light industrial use and a supportive political environment for growth. We also have approximately 240 excess tons of perpetual NOx allowances under the Texas Commission on Environmental Quality Mass Emissions Cap and Trade Program which apply to the eight county Houston-Galveston-Brazoria, Texas nonattainment area, which may be sold or used for development projects. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing, operating fees or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets, management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to our operating unit and provide us with additional profit. In the third quarter of 2010, we entered into a contract involving the terminaling of methanol as a part of our strategy which we expect to begin producing revenues in the third quarter of 2011, although we do not expect this transaction to have a material affect on our business, financial results or cash flows.
     Pursue Economic Mergers and Acquisitions and Other Opportunities. We continuously evaluate various transactions to enhance stakeholder value as opportunities arise. We are pursuing strategic acquisitions, and other strategic alternatives. Our acquisition strategy focuses on manufacturing businesses and assets which would allow us to increase the size and scope of our business, while adding revenue diversification to our existing businesses. We believe that the current economic environment has increased the potential number of strategic alternatives and has provided an ideal situation for us to acquire businesses, or enter into other business combination transactions, joint ventures or other similar transactions, on favorable terms. There can be no assurance that we will pursue any particular transaction or that any such transaction will be successful.

Industry Overview
     Acetic Acid. The North American acetic acid industry has enjoyed a long period of sustained domestic demand growth, as well as substantial export demand. Slowdowns in the housing and automotive markets during 2009 and 2010 resulted in reduced demand for vinyl acetate monomer and, consequently, acetic acid causing capacity utilization rates to fall to the low to mid 80s during this period. However, Tecnon OrbiChem projects acetic acid capacity utilization to increase to over 92% by 2014. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important factors. One of these factors is the limited number of producers, with only four large producers of acetic acid in North America. Historically these producers have made capacity additions primarily through small expansion projects or the exploitation of low cost debottlenecking opportunities. In addition, the North American acetic acid industry tends to sell most of its products through long-term sales agreements containing formula based pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins.
     Global production capacity of acetic acid as of December 31, 2010 was approximately 35.5 billion pounds per year, with current North American production capacity at approximately six billion pounds per year. The North American acetic acid industry is mature and well developed, with the four major acetic acid producers accounting for approximately 90% of production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers used primarily in construction materials and automotive parts, among other products. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 45% of North American demand. Although slowdowns in the housing and automotive markets over the last couple of years have reduced global demand for vinyl acetate monomer in the short-term, annual North American production of vinyl acetate monomer is expected to increase from 2.7 billion pounds in 2009 to 3.2 billion pounds in 2014.
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based non-linear technology. In 2010, we produced both linear and non-linear plasticizers used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials. Feedstocks for plasticizers consist of PA and oxo-alcohols. Linear plasticizers have historically received a premium over competing propylene-based branched products for customers that require enhanced performance properties. The markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other or by the introduction of new products. Over the last several years, the price of linear alpha-olefins increased sharply, which caused many consumers to switch to lower cost branched products such as propylene-based plasticizers, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications, although recently some branched plasticizers products have been the subject of health related concerns. Although we were not previously exposed to fluctuations in costs or market conditions for plasticizers due to the structure of our Plasticizers Production Agreement, if we elect to remain in the plasticizers business, we may face greater cost fluctuations or exposure to market conditions. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors.”
Product Summary
     The following table summarizes our primary products through December 31, 2010, including our capacity, the primary end uses for each product, the raw materials used to produce each product and the major competitors for each product. “Capacity” represents rated annual production capacity as of December 31, 2010, which is calculated by estimating the number of days in a typical year that a production facility is capable of operating after allowing for downtime for regular maintenance, and multiplying that number of days by an amount equal to the facility’s optimal daily output based on the design feedstock mix. As the capacity of a facility is an estimated amount, actual production may be more or less than capacity, and the following table does not reflect actual operating rates of any of our production facilities for any given period of time.

Sterling Product	Intermediate
(Capacity)	Products	Primary End Products	Raw Materials	Major Competitors

Acetic Acid (1.3 billion pounds per year)	Vinyl acetate monomer, terephthalic acid and acetate solvents	Adhesives, PET bottles, fibers and surface coatings	Methanol and Carbon Monoxide	Celanese AG and Lyondell Basell Chemical Company

Plasticizers (200 million pounds per year of phthalate esters)	Flexible polyvinyl chloride	Flexible plastics, such as shower curtains and liners, floor coverings, cable insulation, upholstery and plastic molding	Oxo-Alcohols and Phthalic Anhydride	ExxonMobil Corporation, Eastman Chemical Company and BASF Corporation

Products
     Acetic Acid. Our acetic acid is used primarily to manufacture vinyl acetate monomer which is used in a variety of products related to construction materials and automotive parts such as adhesives, surface coatings, polyester fibers and films, and to manufacture purified terephthalic acid which is used to produce plastic bottle resins. In mid-2009, we and BP Chemicals implemented an incremental expansion of our acetic acid plant to 1.3 billion pounds of annual capacity, which represents approximately 20% of total North American capacity, making our acetic acid facility the second largest acetic acid production facility in North America. All of the acetic acid we produce is sold by BP Chemicals, and we are BP Chemicals’ sole source of production in the Americas. We dedicate all of the acetic acid production to BP Chemicals pursuant to our Acetic Acid Production Agreement that extends until 2031. For a further description of our agreement with BP Chemicals, please refer to “Acetic Acid-BP Chemicals” under “Contracts.”
     Plasticizers. Historically, our plasticizers business has involved the production of phthalate esters, commonly referred to as plasticizers, from PA and oxo-alcohols. The types of plasticizers we have produced are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials. Since our formation in 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement. We also previously produced PA for BASF under the Plasticizers Production Agreement. As previously noted, our Plasticizers Production Agreement terminated effective as of December 31, 2010.
Sales and Marketing
     Our products are generally produced for customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products throughout the world. Our Acetic Acid Production Agreement provides for the dedication of 100% of our production of acetic acid to BP Chemicals and, until December 31, 2010, our Plasticizers Production Agreement provided for the dedication of 100% of our production of plasticizers to BASF. Under our Acetic Acid Production Agreement, we are reimbursed for our actual fixed and variable manufacturing costs (other than specified indirect costs) and also receive an agreed share of the profits earned from this business. Under our Plasticizers Production Agreement, we were reimbursed for our manufacturing costs and also received a quarterly “facility fee” for the production unit included in our plasticizers business, but did not share in the profits or losses from that business.
Contracts
     Our significant contracts are described below.
     Acetic Acid-BP Chemicals
     In 1986, we entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals, which has since been amended several times. BP Chemicals takes title and risk of loss of our acetic acid production at the time the acetic acid is produced under our Acetic Acid Production Agreement and we are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production (other than specified indirect costs). Other than our Acetic Acid Production Agreement, we do not have any material relationships with BP Chemicals.
     Plasticizers-BASF
     Since 1986, we have sold all of our plasticizers production exclusively to BASF pursuant to our Plasticizers Production Agreement, which was amended several times. We also previously produced PA for BASF under the Plasticizers Production Agreement. Under our Plasticizers Production Agreement, BASF provided us with most of the required raw materials and marketed the plasticizers we produced, and was obligated to make certain fixed quarterly payments to us and to reimburse us monthly for our actual production costs and capital expenditures relating to our plasticizers facility. Effective as of April 1, 2008, our Plasticizers Production Agreement was

amended and restated in connection with BASF’s nomination of zero pounds of PA in response to deteriorating market conditions, which ultimately resulted in the closure of our PA unit and a $3.2 million payment to us from BASF. Under the prior version of our Plasticizers Production Agreement, we were not permitted to produce PA for anyone other than BASF. The $3.2 million payment was made in exchange for the termination of BASF’s obligations under our Plasticizers Production Agreement with respect to the operation of our PA manufacturing unit and, consequently, was recognized using the straight-line method over the period from April 1, 2008, the date of the amendment, through December 31, 2010, the effective termination date of our Plasticizers Production Agreement.
     As mentioned above, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF in January 2011 a $1.0 million deposit it previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. In addition, if we continue to operate our plasticizers business after March 31, 2011, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. We expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, if we provide written notice to BASF of our election to permanently close our plasticizers facility on or before March 31, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business but cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, we expect to incur approximately $0.6 million in shutdown and decontamination costs during the first six months of 2011. The loss of our Plasticizers Production Agreement will likely have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business and our current cash balance, we do not believe these effects will impact our ability to continue as a going concern. The revenues and gross profit from our plasticizers operations, included in discontinued operations, are summarized below:

	Year ended December 31,
	2010	2009
	(Dollars in Thousands)

Revenues	$33,999	$26,044
Gross profit	17,903	7,727
     Other than our Plasticizers Production Agreement, we do not have any material relationships with BASF.
Raw Materials and Energy Resources
     The aggregate cost of raw materials and energy resources used in the production of our products is far greater than the total of all other costs of production combined. As a result, an adequate supply of raw materials and energy at reasonable prices and on acceptable terms is critical to the success of our business. Although we believe that we will continue to be able to secure adequate supplies of raw materials and energy, we may be unable to do so at acceptable prices or payment terms. See “Risk Factors.” Acetic acid is manufactured primarily from carbon monoxide and methanol. Praxair is our sole source for carbon monoxide and supplies us with all of the carbon monoxide we require for the production of acetic acid from its partial oxidation unit located on land leased from us at our Texas City facility. Currently, our methanol requirements are supplied by BP Chemicals under our Acetic Acid Production Agreement. The primary raw materials for plasticizers are oxo-alcohols and orthoxylene, which were supplied by BASF under our Plasticizers Production Agreement until December 31, 2010. These sources of raw materials tend to mitigate certain risks typically associated with obtaining raw materials, as well as decrease our working capital requirements.
Technology and Licensing
     In 1986, we acquired our Texas City facility from Monsanto. In connection with that acquisition, Monsanto granted us a non-exclusive, irrevocable and perpetual right and license to use Monsanto’s technology and other technology Monsanto acquired through third-party licenses in effect at the time of the acquisition. This license included Monsanto’s technology related to the production of acetic acid and plasticizers. During 1991, BP Chemicals Ltd., or BPCL, purchased Monsanto’s acetic acid technology, subject to existing licenses. Under a technology agreement with BP Chemicals and BPCL, BPCL granted us a non-exclusive, irrevocable and perpetual right and license to use acetic acid technology owned by BPCL and some of its affiliates at our Texas City facility, including any new acetic acid technology developed by BPCL at its acetic acid facilities in England or pursuant to the research and development program provided by BPCL under the terms of such agreement. We do not engage in alternative process research.
Competition
     There are only four large producers of acetic acid in North America. Historically these producers have made capacity additions primarily through small expansion projects or the exploitation of debottlenecking opportunities. The North American plasticizers industry is a mature market. Phthalate esters are subject to excess production capacity and diminishing demand due to the ability of consumers to substitute different raw materials based on relative costs at the time, as well as increasing health concerns regarding these products. A list of our principal competitors is found in the “Product Summary” table above.
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
     Our operating expenditures for environmental matters, primarily waste management and compliance, were $12.0 million and $14.5 million in 2010 and 2009, respectively. During 2010 and 2009, we spent less than $0.1 million and $1.8 million, respectively, for environmentally-related capital projects and anticipate spending approximately $0.7 million for capital projects related to waste management, incident prevention and environmental compliance during 2011.
     In light of our historical expenditures and expected future results of operations and sources of liquidity, we believe we will have adequate resources to conduct our operations in compliance with applicable environmental, health and safety requirements. Nevertheless, we may be required to make significant site and operational modifications that are not currently contemplated in order to comply with changing facility permitting requirements and regulatory standards. Additionally, we have incurred, and may continue to incur, liabilities for investigation and cleanup of waste or contamination at our own facilities or we could incur liabilities at facilities operated by third parties where we have disposed of waste. We continually review all estimates of potential environmental liabilities, but we may not have identified or fully assessed all potential liabilities arising out of our past or present operations or the amount necessary to investigate and remediate any conditions that may be significant to us. Based on information available at this time and reviews undertaken to identify potential exposure, we believe our amounts reserved for environmental matters are adequate to cover our potential exposure for clean-up costs.
     Air emissions from our Texas City facility are subject to certain permit requirements and self-implementing emission limitations and standards under state and federal laws. Our Texas City facility is located in the Houston-Galveston-Brazoria eight county area, or HGB area, which the Environmental Protection Agency, or EPA, has classified as a “severe” non-attainment area relative to the March 12, 2008 National Ambient Air Quality Standard, or NAAQS, for ozone (8-hour basis). The mandated compliance date for attainment of the 8-hour ozone standard in severe non-attainment areas is June 15, 2019. In January 2010, the EPA announced its intent to set a new, lower 8-hour ozone standard. However, in December 2010, the EPA announced that it needed additional time to allow for further evaluation by a federal committee of scientific experts. The EPA has indicated that it expects to make a final decision regarding the revision of the 8-hour ozone standard by July 29, 2011. Once a new ozone standard is finalized, the Texas Commission on Environmental Quality, or TCEQ, will then develop a revised State Implementation Plan, or SIP, designed to achieve compliance with the new standard by the deadline applicable to each area’s non-attainment classification. We anticipate that this revised SIP will be submitted by TCEQ to the EPA in 2013 or 2014, with compliance with the revised SIP being required within the first two years after approval by the EPA.
     Historically, the TCEQ has chosen to achieve reductions in atmospheric ozone by SIP-mandated reduction of emissions of volatile organic compounds, or VOCs, and nitrogen oxide, or NOx. The requirements of the new SIP are not currently known, so the future cost of compliance cannot be determined at this time. However, if the TCEQ continues to use a cap-and-trade approach to controlling NOx emissions, the new SIP would not likely have any meaningful impact on us due to large amount of excess NOx emission allowances we currently possess under the Mass Emission Cap and Trade program. However, capital investment could be required if more stringent NOx emission control technologies are required under the new SIP.
     In late 2009, EPA issued an endangerment finding for greenhouse gases, or GHGs, which brought GHGs under the provisions of the Clean Air Act. On December 29, 2009, GHG monitoring rules adopted by the EPA became effective and we began monitoring GHG emissions. Further regulation of GHGs through required controls or a cap-and-trade program have been discussed in the United States Congress and the EPA has issued “white papers” summarizing the present state of GHG mitigation technology. However, regulations governing the emission of GHGs have not yet been proposed and, consequently, we cannot predict what impact, if any, these rules may have on us.
Employees
     As of December 31, 2010, we had 155 full time employees, of whom approximately 32% (all of our hourly employees at our Texas City facility) were represented by the Texas City, Texas Metal Trades Council, AFL-CIO, or the Union. On May 1, 2007, we entered into a collective bargaining agreement with the Union which is effective through May 1, 2012. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people.
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
Risks Related to Our Business
We have only one primary product which is produced exclusively for a single customer.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. Revenues and gross profit generated from our plasticizers operations in 2010 were $34.0 million and $17.9 million (both including a $9.8 million early termination payment), respectively, and in 2009 were $26.0 million and $7.7 million, respectively. The loss of our Plasticizers Production Agreement will likely have an adverse effect on our financial condition, results of operations and cash flows. We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business but cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. Furthermore, as a result of the termination of our Plasticizers Production Agreement, we now have one primary product, acetic acid, which is produced for BP Chemicals, a single customer. In 2010 BP Chemicals, accounted for 100% of our acetic acid revenues. The termination of this long-term contract, or a material reduction in the amount of product purchased under our Acetic Acid Production Agreement, would materially adversely affect our overall business, financial condition, results of operations or cash flows. In the event that our Acetic Acid Production Agreement was terminated, we could then sell acetic acid directly into the market (rather than through BP Chemicals). However, in order to do so, we would need to develop a marketing department and establish relationships with acetic acid customers, neither of which currently exists. If this event were to occur, we would expect our overall business, financial condition, results of operations and cash flows to suffer in the near term.
Our ability to realize increases in our acetic acid production capacity that could be made possible through low-cost, incremental capacity expansions is dependent on the availability of sufficient, economic quantities of carbon monoxide.
     Carbon monoxide is one of the principal raw materials required for acetic acid production. Currently, all of the carbon monoxide we use in the production of acetic acid is supplied by Praxair from a partial oxidation unit constructed and operated by Praxair on land leased from us at our Texas City facility. Although our new reactor installed in 2003 is capable of producing up to 1.7 billion pounds of acetic acid annually and the new column installed in 2009 is capable of producing 1.6 billion pounds of acetic acid annually, Praxair’s existing partial oxidation unit is capable of supplying carbon monoxide in quantities sufficient for only 1.3 billion pounds of annual acetic acid production. While additional carbon monoxide may become available by routing surplus syngas from another Texas City source through a new supply pipeline or the use of an existing idled pipeline or through an expansion of Praxair’s partial oxidation unit, we may not be able to implement any of these options on a cost effective basis.
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
Volatility in asset values and liability costs related to our pension plan may reduce our profitability and adversely impact current funding levels.
     We sponsor a defined benefit pension plan for our employees. Effective July 1, 2007 and January 1, 2005, we froze all benefit accruals under our defined benefit pension plan for our hourly and salaried employees, respectively. The cash contributions made to our defined benefit pension plan are required to comply with minimum funding requirements imposed by laws governing employee benefit plans. The projected benefit obligation and assets of our defined benefit pension plan as of December 31, 2010 were $130.3 million and $93.3 million, respectively. The difference between plan obligations and assets, or the funded status of the plan, is a significant factor in determining pension expense and the ongoing funding requirements to the plan. Macroeconomic factors, as well as changes in investment returns and discount rates used to calculate pension expense and related assets and liabilities can be volatile and may have an unfavorable impact on our costs and funding requirements. A decline in the market value of the assets in our defined benefit pension plan, as was experienced in 2008, will increase the funding requirements under the plan if the actual asset returns do not recover these declines in value in the near term. Additionally, the liabilities of our defined benefit pension plan are sensitive to changes in interest rates. As interest rates decrease, the liabilities of the plan increase, potentially increasing funding requirements and pension expense. Changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions may also increase the funding requirements and pension expense related to our defined benefit pension plan. Although we actively seek to control increases in these costs and funding requirements, we may not be successful in doing so. Future increases in pension expense and the contributions we are required to make to our defined benefit pension plan as a result of one or more of these factors could negatively affect our financial condition, results of operations or cash flows

Our operations are subject to operating hazards and unforeseen interruptions for which we may not be adequately insured.
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
     In addition, concerns about terrorist attacks, as well as other factors, have caused significant increases in the cost of our insurance coverage. We have determined that it is not economically prudent to obtain terrorism insurance and we do not carry terrorism insurance on our property at this time. In the event of a terrorist attack impacting our facility, we could lose the production and sales from our facility, and the facility itself, and could become liable for contamination or personal injury or property damage from exposure to hazardous materials caused by a terrorist attack. Such loss of production, sales, facilities or incurrence of liabilities could materially adversely affect our business, financial condition, results of operations or cash flows.
Security regulations concerning the transportation of hazardous chemicals and the security of chemical manufacturing facilities could result in higher operating costs.
     The risk of a terrorist attack on a chemical manufacturing facility may be greater than that for other potential targets in the United States. Our plant is located directly on the Port of Texas City waterfront, and is therefore regulated by the Maritime Transportation Security Act, or MTSA, which is enforced by the United States Coast Guard, or USCG. We use trained professionals to assess risk, implement countermeasures, and otherwise comply with these requirements. As an MTSA facility, we currently are exempt from the requirements of the Chemical Facility Anti-Terrorism Standards, or CFATS. However, regulators are evaluating ways to harmonize the requirements of CFATS and MTSA. While it is currently not possible to predict the impact, if any, that this harmonization will have on us, such legislation and regulation could result in increased costs to operate and maintain our facilities, as well as capital outlays for new equipment. Our business, or our customers’ businesses, could be affected adversely by the cost of complying with these and any future regulatory requirements.
The enactment of regulations governing greenhouse gas emissions or climate change could increase our costs or adversely affect our ability to operate.
     Our operations emit GHGs. Proposed U.S. Federal legislation and regulations to address GHG emissions, which are in various stages of review, discussion or implementation, could adversely impact our business. While it is currently not possible to predict the impact, if any, that these issues will have on us or the industry in general, such legislation and regulation could result in increases in our costs to operate and maintain our facilities, as well as capital outlays for new emission control equipment. In addition, any regulation limiting GHG emissions which specifically targets the petrochemicals manufacturing industry could adversely affect our ability to conduct our business.
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
Approximately 32% of our employees are covered by a collective bargaining agreement that expires on May 1, 2012. Disputes with the Union representing these employees or other labor relations issues may negatively affect our business.
     As of December 31, 2010, we had approximately 155 full time employees, of whom approximately 32% (all of our hourly employees at our Texas City facility) were represented by the Union and are covered by a collective bargaining agreement which expires on May 1, 2012. Future strikes or other labor disturbances could have an adverse effect on our business, financial condition, results of operations or cash flows.
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
     We believe that our outstanding stock options do not currently provide any meaningful incentive to remain with us due to the extremely high exercise price relative to historical trading prices, the dilutive effect on our common stock caused by the quarterly paid-in-kind dividends declared on our Series A Convertible Preferred Stock, or our Preferred Stock, and the fact that our common stock is not listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the Financial Industry Regulatory Authority, Inc. on the Over-the-Counter, or OTC, Bulletin Board. In recent years, the trading volume of our common stock has been very low and the transactions that have occurred were typically effected in transactions for which reliable market quotations have not been available. An active trading market may not develop or, if developed, may not continue for our equity securities and a holder of any of these securities, including those acquired through the exercise of stock options or other equity awards, could find it difficult to dispose of, or obtain accurate quotations as to the market value of, such securities.
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
     We may not be able to identify suitable acquisition candidates or successfully complete identified acquisitions, and the expense incurred in consummating acquisitions of related businesses, or our failure to integrate such businesses successfully into our existing businesses, could affect our growth or result in our incurring unanticipated expenses and losses. Furthermore, we may not be able to realize any anticipated benefits from acquisitions. To finance an acquisition we may need to incur debt or issue equity. However, we may not be able to obtain favorable debt or equity financing to complete an acquisition, or at all, and we may not be able to secure the consent of our existing long-term debt holders to the incurrence of additional debt. The lack of an active trading market in our common stock, as well as the dilutive terms of the quarterly paid-in-kind dividends payable on our Preferred Stock, may make our common stock unattractive as consideration for an acquisition. The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with our acquisition strategy, which could materially adversely affect our business, financial condition, results of operations or cash flows, include:
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
     While we have taken actions designed to address compliance with the internal control, disclosure control and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. If we are unable to successfully prevent all errors or instances of fraud through our internal control systems, our ability to report our financial results on a timely and accurate basis and to comply with disclosure and other reporting requirements may be adversely affected.

Risks Relating to Our Indebtedness
Our leverage and debt service obligations may adversely affect our cash flow and our ability to make payments on our indebtedness.
     As of December 31, 2010, we had total long-term debt of $119.4 million (outstanding principal on our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes). The terms and conditions governing our Secured Notes:
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
     Our common stock is not listed on any national or regional securities exchange. Quotations for shares of our common stock are listed by certain members of the Financial Industry Regulatory Authority, Inc. on the OTC Bulletin Board. In recent years, the trading volume of our common stock has been very low and the transactions that have occurred were typically effected in transactions for which reliable market quotations have not been available. An active trading market may not develop or, if developed, may not continue for our equity securities, and a holder of any of these securities may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, such securities.

We have a significant stockholder which has the ability to control our actions.
     Resurgence Asset Management, L.L.C. and its and its affiliates’ managed funds and accounts, or collectively Resurgence, beneficially own in excess of 98% of our preferred stock and over 55% of our common stock, representing ownership of over 87% of the total voting power of our equity. The interests of Resurgence may differ from our other stockholders and Resurgence may vote their interests in a manner that may adversely affect our other stockholders. Through their direct and indirect interests in us, Resurgence is in a position to influence the outcome of most matters requiring a stockholder vote. This concentrated ownership makes it less likely that any other holder or group of holders of common stock would be able to influence the way we are managed or the direction of our business. These factors also may delay or prevent a change in our management or voting control.
Our Preferred Stock pays a quarterly stock dividend that is dilutive to the holders of our common stock.
     Shares of our Preferred Stock carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Preferred Stock. Our shares of Preferred Stock are convertible at the option of the holder into shares of our common stock and vote as if so converted on all matters presented to the holders of our common stock for a vote. Consequently, each dividend paid in additional shares of our Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity owned by Resurgence. Preferred Stock dividends were 1,114.110 shares (which are convertible into 1,114,110 shares of our common stock) during 2010, which represents 10.6% of the current total voting power of our equity securities.
Item 2. Properties
     Our petrochemicals facility is located in Texas City, Texas, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. We own all of the real property which comprises our Texas City facility and we own the acetic acid, plasticizers and styrene manufacturing facilities located at the facility. We also lease a portion of our Texas City facility to Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy, which constructed a cogeneration facility on that land. However, in June 2008, we and Praxair Energy elected to terminate the joint venture and the Joint Venture Agreement governing S&L Cogeneration Company and the term of the Joint Venture Agreement was extended until completion of all final audits. We expect the joint venture to be terminated and wound-up during 2011. The cogeneration facility constructed by S&L Cogeneration Company has been dismantled and removed from the site.
     Our Texas City facility offers approximately 160 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the plant facility. We own 48 railcars and, at our Texas City facility, we have facilities to load and unload our products and raw materials in ocean-going vessels, barges, trucks and railcars. Substantially all of our Texas City facility, and the tangible properties located thereon, are subject to a lien securing our obligations under our Secured Notes. We lease the space for our principal executive offices, located at 333 Clay Street, Suite 3600 in Houston, Texas. We believe our properties and equipment are sufficient to conduct our business.
Item 3. Legal Proceedings
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict but granted plaintiffs’ motion for a new trial. We and the other remaining defendant appealed that order, as well as other orders issued during the trial. On February 25, 2011, the appeals court rendered its decision reversing the order of the trial court granting a new trial and reinstating the jury’s verdict in our favor. We do not know whether the plaintiffs will appeal the appellate court’s decision to the Ohio Supreme Court. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1.0 million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, three retired employees of Sterling Fibers, Inc., one of our former subsidiaries, sued us, several of our benefit plans and the plan administrators for those plans in a class action suit, filed in the United States District Court, Southern District of Texas, Houston Division (Case No. H-07-0625). The plaintiffs allege that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in an asset purchase agreement between us, Sterling Fibers, Inc. and Cytec Industries Inc. and certain of its affiliates, or Cytec, that governed the purchase by Sterling Fibers, Inc. of Cytec’s acrylic fibers business in 1997. During our bankruptcy case in 2002, we and Sterling Fibers, Inc. specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs claimed that we violated the terms of our benefit plans, breached fiduciary duties governed by the Employee Retirement Income Security Act and failed to comply with sections of the Bankruptcy Code dealing with retiree benefits, and sought damages, declaratory relief, punitive damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009. On July 1, 2010, the judge ruled for us on the merits and dismissed all of the plaintiffs’ claims. The plaintiffs filed an appeal on July 16, 2010. Briefing for this appeal is scheduled to be completed in February 2011 and we do not expect oral arguments for the appeal. We are vigorously seeking affirmation of the trial judge’s rulings. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock, par value $0.01 per share, is currently quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority, Inc. under the symbol “SCHI.” The following table contains information about the high and low sales prices per share of our common stock for the last two years. Information about OTC Bulletin Board bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Quotations on the OTC Bulletin Board are sporadic, and currently there is no established public trading market for our common stock.

		First		Second	Third	Fourth
		Quarter		Quarter	Quarter	Quarter
2010	High	$—	(1)	$18.00	$10.50	$6.00
	Low	$—	(1)	$5.00	$5.00	$1.50

2009	High	$11.00		$10.00	$11.00	$9.50
	Low	$8.50		$8.25	$8.25	$5.00

(1)	No sales in the first quarter of 2010
     The last reported sales price per share of our common stock as reported on the OTC Bulletin Board on December 31, 2010 was $2.75. As of January 28, 2011, there were 263 holders of record of our common stock. This number does not include stockholders for whom shares are held in a nominee or “street” name.
Dividend Policy
     We have not declared or paid any cash dividends with respect to our common stock since we emerged from bankruptcy in December 2002. We do not presently intend to pay cash dividends with respect to our common stock for the foreseeable future. In addition, the ability to pay dividends on our shares of common stock is limited under the indenture for our Secured Notes. The payment of cash dividends, if any, will be made only from assets legally available for that purpose, and will depend on our financial condition, results of operations, current and anticipated capital requirements, general business conditions, restrictions under our existing debt instruments and other factors deemed relevant by our Board.
Equity Compensation Plan
     Under our Amended and Restated 2002 Stock Plan, or our 2002 Stock Plan, officers, key employees and consultants, as designated by our Board or the Compensation Committee of our Board, may be issued stock options, stock awards, stock appreciation rights or stock units. Our Compensation Committee or, in the event that our Compensation Committee is not comprised solely of non-employee directors (as such term is defined in Rule 16b-3(b)(3) of the Exchange Act), our Board, administers our 2002 Stock Plan. Our 2002 Stock Plan may be amended or modified from time to time by our Board in accordance with its terms. Our Board or Compensation Committee determines the exercise price of stock options, any applicable vesting provisions and other terms and provisions of each grant in accordance with our 2002 Stock Plan. Options granted under our 2002 Stock Plan become fully exercisable in the event of the optionee’s termination of employment by reason of death, disability or retirement, and may become fully exercisable in the event of a “change of control.” No option may be exercised after the tenth anniversary of the date of grant or the earlier termination of the option. We have reserved 1,363,914 shares of our common stock for issuance under our 2002 Stock Plan (subject to adjustment). There were options to purchase a total of 172,500 shares of our common stock outstanding under our 2002 Stock Plan as of December 31, 2010, each with an exercise price of $31.60, and an additional 1,191,414 shares of common stock available for issuance under our 2002 Stock Plan.

     The following table provides information regarding securities authorized for issuance under our 2002 Stock Plan as of December 31, 2010:

Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation
	of outstanding options,	options, warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	reflected in first column)

Equity compensation plans approved by security holders	172,500	$31.60	1,191,414
Equity compensation plans not approved by security holders	—	—	—
Total	172,500	$31.60	1,191,414

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Business
Business Overview
     We are a Delaware Corporation formed in 1986 to acquire a petrochemicals facility located in Texas City, Texas that was previously owned by Monsanto Company, or Monsanto. We are a producer of select petrochemicals used to manufacture a wide array of consumer goods and industrial products. Until 2011, our primary products included acetic acid and plasticizers. All of our plasticizers were historically sold to BASF Corporation, or BASF, pursuant to the terms of our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement. However, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. As our plasticizers facility is currently idle, acetic acid is currently our only primary product.
     Our site in Texas City, Texas, or our Texas City facility, is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to Union Pacific and Burlington Northern Santa Fe railways. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, 160 acres of available land zoned for heavy industrial use, 30 acres of additional land zoned for light industrial use and a supportive political environment for growth. In addition, we are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses to our Texas City facility. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with the ability to realize the value of our under-utilized assets through profit sharing, operating fees or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets and our management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to our acetic acid operations and provide us with additional profit. In the third quarter of 2010, we entered into a contract involving the terminaling of methanol as a part of our strategy which we expect to begin producing revenues in the third quarter of 2011, although we do not expect this transaction to have a material affect on our business, financial results or cash flows.
     The acetic acid we produce is used primarily to manufacture vinyl acetate monomer which is used in a variety of products related to construction materials and automotive parts such as adhesives, surface coatings, polyester fibers and films, and to manufacture purified terephthalic acid which is used to produce plastic bottle resins. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends through 2031, BP Amoco Chemical Company, or BP Chemicals takes title and risk of loss of our acetic acid production at the time the acetic acid is produced. We entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals in 1986, which has since been amended several times. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of our acetic acid. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the portion of the profits we receive from BP Chemicals.
     Our rated annual production capacity for acetic acid is among the highest in North America. In mid-2009, we and BP Chemicals implemented an incremental expansion of our acetic acid plant to 1.3 billion pounds of annual capacity, which represents approximately 20% of total North American capacity, making our acetic acid facility the second largest acetic acid production facility in North America. Our acetic acid facility utilizes BP Chemicals’ proprietary “Cativa” methanol carbonylation technology, which we believe offers several advantages over competing production methods, including lower energy requirements and lower fixed and variable costs. Acetic acid production has two major raw material requirements, methanol and carbon monoxide. BP Chemicals, a producer of methanol, supplies 100% of our methanol requirements related to our production of acetic acid. All of our requirements for carbon monoxide are supplied by Praxair Hydrogen Supply, Inc., or Praxair, from a partial oxidation unit constructed by Praxair on land leased from us at our Texas City facility.
     Previously, our plasticizers business was comprised of two separate products: phthalate esters and phthalic anhydride, or PA, together commonly referred to as plasticizers. The types of plasticizers we produced are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials. Since our formation in 1986, we sold all of our plasticizers production exclusively to BASF Corporation, or BASF, pursuant to our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement, which was amended several times. Under our Plasticizers Production Agreement, BASF provided us with most of the required raw materials, marketed the plasticizers that we produced, made certain fixed quarterly payments to us and reimbursed us monthly for our actual production costs and capital expenditures related to our plasticizers facility.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF, in January 2011, a $1.0 million deposit it previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. In addition, if we continue to operate our plasticizers business after March 31, 2011, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. We expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, if we provide written notice to BASF of our election to permanently close our plasticizers facility on or before March 31, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business but cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, we expect to incur approximately $0.6 million in shutdown and decontamination costs during the first six months of 2011. The costs and timing for dismantling our plasticizers facility are unknown at this time but we do not expect these costs to be significant. The loss of our Plasticizers Production Agreement will likely have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business and our current cash balance, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors.”
     On May 7, 2010, our Board authorized us to pursue the acquisition of companies or assets with the goals of materially diversifying our cash flow streams and creating strong long-term growth opportunities. After an extensive review with our Board of a wide range of acquisition targets and financing alternatives, we have been focusing our search for acquisition candidates on companies or assets involved in chemical distribution, specialty chemical manufacture or bulk, petroleum or chemical storage or logistics and whose existing business would benefit from our available acreage and infrastructure at our Texas City facility. We anticipate that the structure of the financing for any such acquisition will be determined by, among other things, the characteristics of the acquisition target, and may involve a cash purchase, a merger, an exchange of stock or another financing mechanism, or may involve the formation of a joint venture or other business partnership.

     In January 2010, we announced and completed a reduction in our work force in order to reduce our staffing to a level appropriate for our existing operations. As a result, we reduced our salaried work force by ten people and our hourly work force by seven people, and we recognized and paid $0.9 million of severance costs. Additionally, as a result of our work force reduction, we recorded a curtailment gain of $0.1 million under our retiree medical plans in the first quarter of 2010.
     Acetic Acid. The North American acetic acid industry has enjoyed a long period of sustained domestic demand growth, as well as substantial export demand. Slowdowns in the housing and automotive markets during 2009 and 2010 resulted in reduced demand for vinyl acetate monomer and, consequently, acetic acid causing capacity utilization rates to fall to the low to mid 80s during this period. However, Tecnon OrbiChem projects acetic acid capacity utilization to increase to over 92% by 2014. The North American acetic acid industry is inherently less cyclical than many other petrochemical products due to a number of important factors. One of these factors is the limited number of producers, with only four large producers of acetic acid in North America. Historically these producers have made capacity additions primarily through small expansion projects or the exploitation of low cost debottlenecking opportunities. In addition, the North American acetic acid industry tends to sell most of its products through long-term sales agreements containing formula based pricing mechanisms, which eliminates much of the volatility seen in other petrochemicals products and results in more stable and predictable earnings and profit margins.
     Global production capacity of acetic acid as of December 31, 2010 was approximately 35.5 billion pounds per year, with current North American production capacity at approximately six billion pounds per year. The North American acetic acid industry is mature and well developed, with the four major acetic acid producers accounting for approximately 90% of production capacity in North America. Demand for acetic acid is linked to the demand for vinyl acetate monomer, a key intermediate in the production of a wide array of polymers used primarily in construction materials and automotive parts, among other products. Vinyl acetate monomer is the largest derivative of acetic acid, representing over 45% of North American demand. Although slowdowns in the housing and automotive markets over the last couple of years have reduced global demand for vinyl acetate monomer in the short-term, annual North American production of vinyl acetate monomer is expected to increase from 2.7 billion pounds in 2009 to 3.2 billion pounds in 2014.
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
     Plasticizers. Plasticizers are produced from either ethylene-based linear alpha-olefins feedstocks or propylene-based non-linear technology. In 2010, we produced both linear and non-linear plasticizers used to make flexible plastics such as shower curtains, floor coverings, automotive parts and construction materials. Feedstocks for plasticizers consist of phthalic anhydride, or PA and oxo-alcohols. Linear plasticizers have historically received a premium over competing propylene-based branched products for customers that require enhanced performance properties. The markets for competing plasticizers may be affected by the cost of the underlying raw materials, especially when the cost of one olefin rises faster than the other or by the introduction of new products. Over the last several years, the price of linear alpha-olefins increased sharply, which caused many consumers to switch to lower cost branched products such as propylene-based plasticizers, despite the loss of some performance properties. Ultimately, we expect branched plasticizers to replace linear plasticizers for most applications, although recently some branched plasticizers products have been the subject of health related concerns. Although we were not previously exposed to fluctuations in costs or market conditions for plasticizers due to the structure of our Plasticizers Production Agreement, if we elect to remain in the plasticizers business, we may face greater cost fluctuations or exposure to market conditions. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and see “Risk Factors.”
     We lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, which constructed a cogeneration facility on that land. However, in June 2008, we and Praxair Energy elected to terminate the joint venture and the related joint venture agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, and the term of the Joint Venture Agreement was extended until completion of all final audits. We expect the joint venture to be terminated and wound-up during 2011. The cogeneration facility constructed by S&L Cogeneration Company has been dismantled and removed from the site. As of December 31, 2010, our investment in S&L Cogeneration Company was approximately $0.3 million and we expect to receive approximately $0.3 million from S&L Cogeneration Company upon termination of the joint venture in 2011. Therefore, we do not believe our investment in S&L Cogeneration Company was impaired as of December 31, 2010.
Discontinued Operations
     As mentioned above, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF in January 2011, a $1.0 million deposit it previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. In addition, if we continue to operate our plasticizers business after March 31, 2011, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. We expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, if we provide written notice to BASF of our election to permanently close our plasticizers facility on or before March 31, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business but cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, we expect to incur approximately $0.6 million in shutdown and decontamination costs during the first six months of 2011. The costs and timing for dismantling our plasticizers facility are unknown at this time but we do not expect these costs to be significant. The loss of our Plasticizers Production Agreement will likely have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business and our current cash balance, we do not believe that these effects will impact our ability to continue as a going concern.
     The revenues and gross profit from our plasticizers operations, as reflected in discontinued operations, are summarized below:

	Year ended December 31,
	2010	2009
	(Dollars in Thousands)

Revenues	$33,999	$26,044
Gross profit	17,903	7,727
     Under our Plasticizers Production Agreement, BASF reimbursed us for certain costs, including fixed costs, which are allocated among our existing operations. As a result of the closure of our plasticizers facility, the amount of our costs that will be allocated to our acetic acid operations under our Acetic Acid Production Agreement will increase, which will adversely affect our profit sharing payments under that agreement starting January 1, 2011. In addition, some of the costs previously reimbursed by BASF under our Plasticizers Production Agreement cannot be allocated to our acetic acid operations. Consequently, to the extent we are unable to reduce or eliminate these costs, these costs will adversely affect our financial results starting January 1, 2011.

     In December 2009, we performed an asset impairment analysis on our plasticizers manufacturing unit. We analyzed the undiscounted cash flow stream from our plasticizers business over the remaining life of our plasticizers manufacturing unit and compared it to the $2.8 million net book carrying value of our plasticizers manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our plasticizers business was higher than the net book carrying value of our plasticizers manufacturing unit. Based on this analysis, we concluded that our plasticizers manufacturing unit was not impaired as of December 31, 2009, and that no write-down was necessary. We did, however, accelerate the depreciation of our plasticizers manufacturing unit in 2010, resulting in a net book value of zero as of December 31, 2010.
     Prior to 2008, we manufactured styrene monomer as one of our principal products. On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., which was subsequently assigned by NOVA Chemicals Inc. to INEOS NOVA LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     The revenues and gross profit from our styrene operations, as reflected in discontinued operations, are summarized below:

	Year ended December 31,
	2010	2009
	(Dollars in Thousands)

Revenues	$12,382	$12,382
Gross profit	12,049	10,903
     As a result of the closure of our plasticizers and styrene facilities, we have no current significant continued involvement in the plasticizers or styrene businesses and have, therefore, reported the operating results of these businesses as discontinued operations in our consolidated financial statements for the years ended December 31, 2010 and 2009.
Results of Operations
     The following table sets forth key information about our financial results:

	Year ended December 31,
	2010	2009
	(Dollars in Thousands)

Revenues	$99,744	$88,290
Cost of goods sold	89,143	84,883
Gross profit (loss)	10,601	3,407
Selling, general and administrative expenses	10,309	12,875
Impairment of long-lived assets	375	—
Interest and debt related expenses	13,659	15,767
Interest income	(335)	(742)
Other income	(473)	(3,481)
Benefit for income taxes	(4,527)	(7,952)
Loss from continuing operations	(8,407)	(13,060)
Income from discontinued operations, net of tax expense of $5,515 and $5,383, respectively	24,416	13,495

Comparison of 2010 and 2009
     Revenues and gross profit (loss)
     Our revenues from continuing operations increased by $11.5 million, or 13%, from 2009 to 2010. This increase in revenues was primarily due to higher contribution margins and sales volume from our acetic acid operations in 2010 compared to 2009. In addition, our cost reimbursements under our Acetic Acid Production Agreement were higher in 2010 than 2009, primarily due to higher production volumes and natural gas prices in 2010 and the lower production volumes and associated variable cost reimbursements resulting from the 42 day shutdown of our acetic acid unit in 2009 for scheduled maintenance work. These factors were partially offset by increased fixed cost reimbursements for shutdown costs in 2009.
     Our gross profit from continuing operations increased $7.2 million, or greater than 100%, from 2009 to 2010. This increase in gross profit was primarily due to higher contribution margins and higher sales volume from our acetic acid operations in 2010 compared to 2009.
     Selling, general and administrative expenses
     Our selling, general and administrative expenses decreased by $2.6 million, or 20%, from 2009 to 2010. This decrease was primarily due to a $2.1 million decrease in legal fees and a $0.9 million decrease in engineering and other costs.
     Impairment of long-lived assets
     The impairment recorded in 2010 consisted of a $0.4 million impairment charge to reduce the carrying value of one of our turbo generator units, which we have classified as a spare, to its net realizable value of $0.3 million. The net realizable value was determined based on the anticipated sales proceeds expected from a sales contract executed in early 2011.
     Interest and debt related expenses
     Our interest and debt related expenses decreased by $2.1 million, or 13%, from 2009 to 2010. This decrease was primarily due to interest savings of $2.7 million arising out of our purchase of $30.6 million in aggregate principal amount of our Senior Secured Notes, or our Secured Notes, over the period November 2009 through December 2010, offset to some extent by a $0.6 million decrease in capitalized interest due to the completion of capital projects during the turn-around of our acetic acid facility in 2009.
     Interest income
     Interest income decreased $0.4 million, or 55%, from 2009 to 2010. This decrease was primarily due to lower interest earned on our cash investments and a lower cash balance in 2010 compared to 2009.
      Other income
     Other income decreased by $3.0 million, or 86%, from 2009 to 2010. This decrease was primarily due to the receipt in 2009 of a $1.1 million previously disputed contractual payment, decreased reimbursement of legal fees in 2010 compared to 2009 of $1.3 million and a loss on extinguishment of debt of $0.2 million in 2010 compared to a gain on extinguishment of debt of $0.3 million in 2009, both related to the purchase of our Secured Notes in 2010 and 2009.
     Provision (benefit) for income taxes
     During 2010, our effective tax rate was 35.0% due to a $4.5 million tax benefit in continuing operations generated by utilizing the net income in discontinued operations and other comprehensive income to offset the valuation allowance that otherwise would have been recorded in continuing operations. In 2009, our effective tax rate was 37.8% due to a change of $0.6 million in our valuation allowance as a result of a change in tax law and an $7.4 million tax benefit in continuing operations generated by utilizing income in discontinued operations and other comprehensive income offset by a corresponding change in the valuation allowance related to continuing operations. We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels. A valuation allowance is recorded when it is more likely than not that these amounts will not be recovered.

As a result of our analysis at December 31, 2010, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2010, our valuation allowance was $23.8 million, a decrease of $4.4 million from December 31, 2009. This decrease included a valuation allowance adjustment of $2.4 million related to our state taxes and credits and $0.9 million for losses in other comprehensive income for adjustments to our benefits plans. As of December 31, 2010, our overall net deferred tax asset/liability balance was zero.
     Income from discontinued operations, net of tax
     Income from our discontinued operations, net of tax, increased $10.9 million, or 81%, from 2009 to 2010. The difference was primarily due to the $9.8 million early termination payment received from BASF in December 2010, the impact of $0.8 million of increased reimbursements for various components of reimbursable costs under our Plasticizers Production Agreement and $2.1 million from increased amortization of the BASF payment we received in connection with the termination by BASF of its obligations related to our oxo alcohols facilities under our Plasticizers Production Agreement. Due to the termination of our Plasticizers Production Agreement by BASF effective December 31, 2010, the original 8-year life used to amortize this payment was accelerated to coincide with the termination of our Plasticizers Production Agreement. These increases were offset by a $2.2 million increase in depreciation expense in 2010 related to the acceleration of depreciation on our plasticizers manufacturing unit, which resulted in a net book value of zero as of December 31, 2010.
Liquidity and Capital Resources
General
     Our working capital was $107.7 million as of December 31, 2010, an increase of $9.9 million from our working capital of $97.8 million as of December 31, 2009. This increase was primarily due to a $24.8 million accrual for profit sharing, the $9.8 million receipt of BASF’s early termination payment in December 2010, $4.7 million for revenue amortization which decreased our accrual for deferred revenue and the receipt of four fixed quarterly payments from BASF. Partially offsetting this increase was $12.6 million in accrued interest, the purchase of $5.6 million in aggregate principal amount of our Secured Notes during 2010 for $5.6 million, $5.7 million in net benefit payments and contributions, a $4.2 million increase in the variable compensation accrual during 2010, a $1.2 million increase in the property tax accrual, a $3.5 million decrease in prepaid insurance due to expense recognition and capital expenditures of $1.5 million.
     Our liquidity was $130.3 million at December 31, 2010, an increase of $2.5 million compared to our liquidity of $127.8 million at December 31, 2009. This increase was primarily due to the $9.8 million early termination payment received from BASF in December 2010 and $2.7 million of interest savings in 2010 resulting from the purchase of $30.6 million in aggregate principal amount of our Secured Notes over the period November 2009 through December 2010. These factors were partially offset by our purchase of $5.6 million in aggregate principal amount of our Secured Notes in 2010 and a $4.0 million reduction in borrowing base capacity due to the termination of our revolving credit facility.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective as of December 31, 2010. Revenues and gross profit generated from our plasticizers operations in 2010 were $34.0 million and $17.9 million (both including a $9.8 million early termination payment), respectively, and in 2009 were $26.0 million and $7.7 million, respectively. The termination of our Plasticizers Production Agreement, will likely have an adverse effect on our liquidity, however, we believe that our expected operating cash flow from our acetic acid business and our current cash balance will provide adequate liquidity in the future.
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
     In the fourth quarter of 2009, we purchased $25.0 million in aggregate principal amount of our Secured Notes for $23.8 million in cash in the open market resulting in a $1.2 million gain. This gain was partially offset by expense from writing off a pro rata portion of the related debt issue costs of $0.9 million. In 2010, we purchased $5.6 million in aggregate principal amount of our Secured Notes for $5.6 million in cash in the open market resulting in a loss of less than $0.1 million. Additionally, we expensed $0.2 million for the pro rata portion of the related debt issue costs. The $30.6 million in aggregate principal amount of our Secured Notes that we purchased over the period November 2009 through December 2010 is expected to reduce our interest expense for 2011 by approximately $3.1 million. In February 2011, we purchased an additional $1.0 million in aggregate principal amount of our Secured Notes for $1.0 million in cash in the open market, and in the first quarter of 2011, we will expense less than $0.1 million for the pro rata portion of the related debt issue costs.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010, due to our substantial cash balances and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining $0.2 million of debt issue costs associated with our revolving credit facility were written off as of the effective termination date of our revolving credit facility.
     On January 31, 2010, we entered into a $5 million Revolving Line of Credit for letters of credit, or our LC Facility, with JP Morgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility initially had a one year term. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Since its inception, our LC Facility has been and continues to be secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. On September 20, 2010, we amended our LC facility to extend the initial term to April 30, 2011, and, concurrently therewith, entered into a Security Agreement and a Pledge

Agreement with Chase, pursuant to which we granted Chase first priority liens on all of our accounts receivable, inventory and other specified assets to secure our obligations under our LC Facility. As of February 24, 2011, there were $3.3 million in standby letters of credit issued under the LC facility.
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
Cash Flow
     Net cash provided by operations was $13.4 million in 2010, compared to $2.0 million in 2009. This increase in net cash flow provided by operations during 2010 was primarily due to the $9.8 million early termination payment received from BASF in December 2010 and $2.7 million in interest savings in 2010 resulting from the purchase of $30.6 million in aggregate principal amount of our Secured Notes over the period November 2009 through December 2010. Net cash flow used in investing activities was $10.3 million in 2010 compared to $10.6 million in 2009. This decrease in net cash flow used in investing activities was primarily due to higher capital expenditures in 2009 offset by the purchase of a short-term investment for $9.0 million in 2010. Capital expenditures in 2009 included $5.0 million for acetic acid related projects, $1.8 million for a process wastewater treatment system and $4.4 million for routine safety environmental, replacement capital and profit improvement projects in 2009. Although significantly reduced capital spending occurred in 2010, capital projects included $0.5 million for our turbo generator steam project, $0.5 million for our methanol terminaling project and $0.5 million for routine safety environmental, replacement capital and profit improvement projects in 2010. Net cash flow used in financing activities was $5.6 million in 2010 compared to $23.8 million in 2009. This decrease in net cash flows used in financing activities was primarily due to the purchase of $5.6 million in aggregate principal amount of our Secured Notes for $5.6 million during 2010 compared to the purchase of $25.0 million in aggregate principal amount of our Secured Notes in the fourth quarter of 2009 for $23.8 million.
Capital Expenditures
     Our capital expenditures were $1.5 million during 2010 compared to $11.2 million during 2009. Capital expenditures during 2009 consisted of $5.0 million for our portion of acetic acid related projects, including construction of an acetic acid pipeline and other replacement and debottlenecking projects, and $1.8 million for a capital project to redesign our process wastewater treatment system. Costs incurred for routine safety, environmental, replacement capital and profit improvement projects were $4.4 million for 2009. Although significantly reduced capital spending occurred in 2010, capital expenditures in 2010 consisted of $0.5 million for our turbo generator steam project, $0.5 million for our methanol terminaling project, and $0.5 million for routine safety environmental, replacement capital and profit improvement projects. We anticipate spending approximately $8.6 million on capital expenditures during 2011.
Pensions
     Our projected benefit obligation under our defined benefit pension plan was $130.3 million and $122.5 million as of December 31, 2010 and 2009, respectively. This increase in 2010 was primarily due to an actuarial loss of $9.4 million and interest costs of $6.9 million, partially offset by benefit payments of $8.5 million.
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

Revenue Recognition
     We recognize revenues (and the related costs) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. Until 2011, our primary products included acetic acid and plasticizers. All of our plasticizers were historically sold to BASF pursuant to the terms of our Plasticizers Production Agreement. However, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. As our plasticizers facility is currently idle, acetic acid is currently our only primary product.
     Acetic Acid. Pursuant to our Acetic Acid Production Agreement, BP Chemicals takes title and risk of loss of our acetic acid production at the time the acetic acid is produced. BP Chemicals, in turn, markets and sells the acetic acid we produce and pays us a portion of the profits derived from those sales. BP Chemicals reimburses us monthly for 100% of our fixed and variable costs of production (excluding some indirect expenses and direct depreciation associated with machinery and equipment used in the manufacturing of acetic acid) and the revenue associated with the reimbursement of these costs is included in revenue and is matched against our costs as they are incurred. We recognize revenue related to the profit sharing component under our Acetic Acid Production Agreement based on quarterly estimates received from BP Chemicals. These estimates are based on the profits from sales of acetic acid subject to our Acetic Acid Production Agreement.
     Plasticizers. Prior to the effective termination date of our Plasticizers Production Agreement, we generated revenues from our plasticizers operations through our Plasticizers Production Agreement with BASF. BASF purchased all of our plasticizers and took title and risk of loss at the time of production. We received fixed, level quarterly payments which were recognized on a straight-line basis. In addition, BASF reimbursed us monthly for our actual fixed and variable costs of production (excluding direct depreciation associated with machinery and equipment used in the manufacturing of plasticizers), and the revenue associated with the reimbursement of these costs was included in revenue and was matched against our costs as they were incurred.
     Deferred revenue. Deferred credits are amortized over the life of the contracts which gave rise to them. In discontinued operations, as of December 31, 2010, we had a balance in deferred income of approximately $23.0 million related to payments made to us under our exclusive styrene production agreement with NOVA Chemicals Inc. which is being amortized using the straight-line method over the contractual non-compete period of five years, of which approximately two years remain. We will recognize approximately $12.4 million of income in discontinued operations in 2011 related to this payment. During 2010, we fully amortized certain payments received from our oxo-alcohol and phthalate anhydride operations, which previously were part of our plasticizers business. The oxo alcohol payment was previously being amortized using the straight-line method over an eight year life that ended on December 31, 2013, the original termination date of our Plasticizers Production Agreement. As a result of BASF’s election to terminate our Plasticizers Production Agreement effective December 31, 2010, the original 8-year life was changed to five years and the remaining unamortized balance of $3.6 million was recognized in 2010. The PA payment was amortized using the straight-line method over a three year life that ended December 2010.
Preferred Stock Dividends
     We record stock dividends on our Series A Convertible Preferred Stock, or our Preferred Stock, in our consolidated statements of operations based on the estimated fair value of the dividends at each dividend accrual date. Our Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Preferred Stock, and is payable in arrears in additional shares of our Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Preferred Stock is $13,793 per share, and each share of our Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our Preferred Stock in our consolidated balance sheets represents the initial fair value at original issuance in 2002 plus the initial fair value of each of the quarterly dividends paid since issuance. The fair value of our Preferred Stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represent the greater of the liquidation value of the shares of Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are subtracted from net income in our consolidated statements of operations, and added to the balance of

“Redeemable Preferred Stock” in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.

	Year Ended December 31,
	2010	2009

Weighted average assumptions utilized in the Black-Scholes model include:
Risk-free interest rate	2.0%	2.7%
Volatility	111.2%	72.2%
Dividend yield	—	—
Expected term	5.0	5.0
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
     In the third quarter of 2008, our management determined that a triggering event, as defined in Accounting Standards Codification Topic 360, or ASC Topic 360, had occurred as a result of the decision to permanently discontinue the use of some of our turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on these turbo generator units and determined the best estimate of fair market value would be the anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008. One of the turbo generator units was utilized in a capital project that was completed in 2010 to convert 650 pound steam to 250 pound steam and thus reduce our steam costs. The remaining turbo generator is under contract to be sold in early 2011 with expected sales proceeds to be approximately $0.3 million. As a result, we concluded that the remaining turbo generator was impaired and should be written down to $0.3 million, the anticipated sales proceeds. This write-down resulted in an impairment charge of $0.4 million during 2010.
     In the fourth quarter of 2009, our management determined that a triggering event, as defined in ASC Topic 360, had occurred as a result of BASF electing to terminate our Plasticizers Production Agreement effective December 31, 2010. In December 2009, we performed an asset impairment analysis on our plasticizers manufacturing unit. We analyzed the undiscounted cash flow stream from our plasticizers business over the remaining life of the plasticizers manufacturing unit and compared it to the $2.8 million carrying value of our plasticizers manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our plasticizers business was higher than the carrying value of our plasticizers manufacturing unit. Based on this analysis, we concluded that our plasticizers unit was not impaired as of December 31, 2009, and that no write-down was necessary. We did, however, accelerate our depreciation on our plasticizers manufacturing unit in 2010, resulting in a net book value of zero for our plasticizers manufacturing unit as of December 31, 2010.
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. We regularly assess deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2010, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2010, our valuation allowance was $23.8 million, a decrease of $4.4 million from December 31, 2009. The decrease included a valuation allowance adjustment of $2.4 million related to our state taxes and credits and $0.9 million was due to an other comprehensive loss for adjustments to our benefits plans. As of December 31, 2010, our overall net deferred tax asset/liability balance was zero.
Employee Benefit Plans
     We sponsor domestic defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected long-term rate of return on plan assets and health care cost increase projections. Assumptions are determined based on our historical data and appropriate market indicators and are evaluated each year as of the plans’ measurement dates. A change in any of these assumptions would have an effect on net periodic pension and postretirement benefit costs reported in our financial statements. Accounting guidance applicable to pension plans does not require immediate recognition of the current year effects of a deviation between these assumptions and actual experience. We experienced significant negative pension asset returns in 2008, the result of which materially increased our pension expense for 2009 and 2010. Our 2010 pension expense, on a pre-tax basis, was $3.1 million. However, a significant portion of our pension expense is reimbursed through existing contractual arrangements.
     During the first quarter of 2010, as a result of our work force reduction announced in January 2010, and in accordance with Accounting Standards Codification Topic 715, “Compensation — Retirement Benefits,” we recorded a plan curtailment gain in continued operations of $0.1 million for our postretirement medical plan.
Plant Turn-around Costs
     As a part of normal recurring operations, chemical manufacturing units are completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turn-arounds” or “shutdowns.” Costs of turn-arounds are expensed as incurred. As expenses for turn-arounds can be significant, the impact of expensing turn-around costs as they are incurred can be material for financial reporting periods during which the turn-arounds actually occur. Turn-around costs expensed during 2010 and 2009 that are included in continuing operations were $0.4 million and $3.1 million, respectively.

Item 8. Financial Statements and Supplementary Data
INDEX TO HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS
INDEX TO FINANCIAL STATEMENTS
Sterling Chemicals, Inc.
Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Sterling Chemicals, Inc.
     We have audited the accompanying consolidated balance sheets of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency in assets) and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Chemicals, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Houston, Texas
March 1, 2011

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Share Data)

	Year ended December 31,
	2010	2009
Revenues	$99,744	$88,290
Cost of goods sold	89,143	84,883

Gross profit	10,601	3,407
Selling, general and administrative expenses	10,309	12,875
Impairment of long-lived assets	375	—
Interest and debt related expenses	13,659	15,767
Interest income	(335)	(742)
Other income	(473)	(3,481)

Loss from continuing operations before income tax	(12,934)	(21,012)
Benefit for income taxes	(4,527)	(7,952)

Loss from continuing operations	$(8,407)	$(13,060)
Income from discontinued operations, net of tax expense of $5,515 and $5,383, respectively	24,416	13,495

Net income	$16,009	$435
Preferred stock dividends	18,194	16,921

Net loss attributable to common stockholders	$(2,185)	$(16,486)

(Loss) income per share of common stock attributable to common stockholders, basic and diluted:
Loss from continuing operations	$(9.40)	$(10.60)
Income from discontinued operations, net of tax	8.63	4.77

Basic and diluted loss per share	$(0.77)	$(5.83)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

	December 31,
	2010	2009

Current assets:
Cash and cash equivalents	$121,281	$123,778
Short-term investments	9,000	—
Accounts and other receivables, net of allowance of $18 and $58, respectively	10,981	12,788
Inventories, net	3,756	3,881
Prepaid expenses and other current assets	2,424	2,656
Assets of discontinued operations, net	306	3,237

Total current assets	147,748	146,340

Property, plant and equipment, net	55,743	65,384
Other assets, net	3,908	5,643
Assets of discontinued operations, net	—	2,798

Total assets	$207,399	$220,165

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$8,832	$11,584
Accrued liabilities	18,850	17,633
Liabilities of discontinued operations	12,382	19,286

Total current liabilities	40,064	48,503

Long-term debt	119,428	125,000
Long-term liabilities	42,678	41,084
Long-term liabilities of discontinued operations	10,628	23,010
Commitments and contingencies (Note 9)
Redeemable preferred stock	152,722	134,528
Stockholders’ deficiency in assets:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	89,153	106,948
Accumulated deficit	(224,771)	(240,780)
Accumulated other comprehensive loss	(22,531)	(18,156)

Total stockholders’ deficiency in assets	(158,121)	(151,960)

Total liabilities and stockholders’ deficiency in assets	$207,399	$220,165

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY IN ASSETS)
(Amounts in Thousands)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance, December 31, 2008	2,828	$28	$123,740	$(241,215)	$(24,387)	$(141,834)
Other Comprehensive Income:
Net income	—	—	—	435	—
Benefit adjustment, net of tax of $1,970	—	—	—	—	6,231
Total Other Comprehensive Income						6,666
Preferred stock dividends	—	—	(16,921)	—	—	(16,921)
Stock-based compensation			129			129

Balance, December 31, 2009	2,828	$28	$106,948	$(240,780)	$(18,156)	$(151,960)

Other Comprehensive Income:
Net income	—	—	—	16,009	—	—
Benefit adjustment, net of tax of ($988)	—	—	—	—	(4,375)
Total Other Comprehensive Income						11,634
Preferred stock dividends	—	—	(18,194)	—	—	(18,194)
Stock-based compensation	—	—	399	—	—	399

Balance, December 31, 2010	2,828	$28	$89,153	$(224,771)	$(22,531)	$(158,121)

The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$16,009	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Stock compensation expense	399	129
Bad debt (benefit) expense	(10)	64
Benefit plan curtailment gain	(115)	—
Depreciation and amortization	12,974	9,852
Interest amortization	1,049	1,091
Amortization of deferred revenue	(17,119)	(14,976)
Impairment of long-lived assets	375	—
Lower-of-cost-or-market adjustment	—	(31)
Gain on disposal of property, plant and equipment	(68)	(635)
Loss (gain) on purchase of Senior Secured Notes	198	(291)
Other	1,289	540
Change in assets/liabilities:
Accounts and other receivables	3,361	11,072
Inventories	585	(236)
Prepaid expenses and other current assets	232	51
Other assets	514)	(25)
Accounts payable	(2,823)	(143)
Accrued liabilities	(5,568)	4,348
Long-term liabilities	2,071	(9,196)

Net cash provided by operating activities	13,353	2,049

Cash flows used in investing activities:
Capital expenditures for property, plant and equipment	(1,494)	(11,218)
Net proceeds from the sale of property, plant and equipment	242	635
Purchase of short-term investment	(9,000)	—

Net cash used in investing activities	(10,252)	(10,583)

Cash flows used in financing activities:
Purchase of Senior Secured Notes	(5,598)	(23,814)

Net cash used in financing activities	(5,598)	(23,814)

Net decrease in cash and cash equivalents	(2,497)	(32,348)
Cash and cash equivalents — beginning of year	123,778	156,126

Cash and cash equivalents — end of year	$121,281	$123,778

Supplemental disclosures of cash flow information:
Interest paid	$12,915	$15,866
Interest income received	335	742
Cash received for income taxes	598	—
The accompanying notes are an integral part of the consolidated financial statements.

STERLING CHEMICALS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Summary of Significant Accounting Policies
     Unless otherwise indicated, references to “we,” “us,” “our” and “ours” refer collectively to Sterling Chemicals, Inc. and its wholly-owned subsidiaries. We own or operate facilities at our petrochemicals complex located in Texas City, Texas, or our Texas City facility, approximately 45 miles south of Houston, on a 290-acre site on Galveston Bay near many other chemical manufacturing complexes and refineries. Until 2011, our primary products included acetic acid and plasticizers. All of our plasticizers were historically sold to BASF Corporation, or BASF, pursuant to the terms of our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement. However, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. As our plasticizers facility is currently idle, acetic acid is currently our only primary product. Prior to the shutdown of our styrene operations in December 2007, we also produced styrene monomer. We own all of the real property which comprises our Texas City facility and we own the acetic acid, plasticizers and styrene manufacturing units located at the site. Our Texas City facility offers approximately 160 acres for future expansion by us or by other companies that could benefit from our existing infrastructure and facilities, and includes a greenbelt around the northern edge of the site. We also lease a portion of our Texas City facility to Praxair Hydrogen Supply, Inc., or Praxair, who constructed a partial oxidation unit on that land, and lease a portion of our Texas City facility to S&L Cogeneration Company, a 50/50 joint venture between us and Praxair Energy Resources, Inc., or Praxair Energy, who constructed a cogeneration facility on that land. However, in June 2008, we and Praxair Energy elected to terminate the joint venture and the related joint venture agreement governing S&L Cogeneration Company, or the Joint Venture Agreement, and the term of the Joint Venture Agreement was extended until completion of all final audits. We expect the joint venture to be terminated and wound-up during 2011. The cogeneration facility constructed by S&L Cogeneration Company has been dismantled and removed from the site. We generally produce our petrochemicals products for customers for use in the manufacture of other chemicals and products, which in turn are used in the production of a wide array of consumer goods and industrial products. As of December 31, 2010, as a result of the termination of our Plasticizers Production Agreement and the inclusion of our plasticizers business in discontinued operations, we now have one reportable segment. Segment information for the year ended December 31, 2009, has been revised to conform with the current year’s presentation. See further discussion in Note 11.
Reclassifications and Revisions:
     We have reclassified certain amounts on the consolidated balance sheet between other assets and prepaid expenses and other current assets as of December 31, 2009. We have reclassified amounts on the consolidated statement of cash flows between other assets and prepaid expenses and other current assets and between capital expenditures for property, plant and equipment in investing activities and other in operating activities for the year ended December 31, 2009.
Principles of Consolidation
     The consolidated financial statements include the accounts of our wholly-owned subsidiaries, with all significant intercompany accounts and transactions having been eliminated. Our 50% equity investment in S&L Cogeneration Company is accounted for under the equity method, and is considered immaterial. Our investment in S&L Cogeneration Company of $0.3 million and $0.4 million as of December 31, 2010 and 2009, respectively, is included in prepaid expenses and other current assets. We recognized a loss from this investment of $0.1 million in 2010 and 2009. As of December 31, 2010, we expect to receive approximately $0.3 million from S&L Cogeneration Company upon termination of the joint venture in 2011. Therefore, we do not believe our investment in S&L Cogeneration Company was impaired as of December 31, 2010.

Cash and Cash Equivalents and Short-term Investments
     We consider all investments having an initial maturity of three months or less to be cash equivalents. Our cash is generally invested in money market instruments and certificates of deposit, although we do from time to time invest our cash in other high quality, highly liquid cash equivalents. We maintain balances at financial institutions which may exceed Federal Deposit Insurance Corporation limits. We have not experienced any losses in such accounts and do not believe we are exposed to any significant risks on our cash or other investments.
     Our short-term investment consists of a certificate of deposit with an original term of nine months. As of December 31, 2010, the carrying value of our short-term investment, which approximated fair value, was $9.0 million. We do not have any investments that are considered available-for-sale securities.
Allowance for Doubtful Accounts
     Accounts receivable are presented net of allowance for doubtful accounts. We regularly review our accounts receivable balances and, based on estimated collectability, adjust the allowance account accordingly. As of December 31, 2010 and December 31, 2009, our allowance for doubtful accounts for continuing operations was less than $0.1 million and $0.1 million, respectively, and zero and less than $0.1 million, respectively for discontinued operations. For continuing operations, our bad debt benefit was less than $0.1 million for 2010 and our bad debt expense was less than $0.1 million for 2009. For discontinued operations, our bad debt expense was less than $0.1 million for both 2010 and 2009.
Inventories
     Inventories include raw materials, supplies and spare parts. Raw materials and supplies are carried at the lower-of-cost-or-market value and spare parts are valued at average cost. The comparison of cost to market value involves estimations of the market value of our products. For the years ended December 31, 2010 and December 31, 2009, this comparison led to a lower-of-cost-or-market adjustment for continuing operations of zero and less than $0.1 million, respectively.
     Spare parts are examined for obsolescence and are carried at their net realizable value. For the year ended December 31, 2010, our obsolescence expense was $0.3 million for spare parts associated with continuing operations and $0.3 million of spare parts were written off against the continuing operations obsolescence accrual. For the year ended December 31, 2010, our obsolescence expense was $0.6 million for spare parts associated with operations that have been discontinued and $1.1 million of spare parts were written off against the discontinued operations obsolescence accrual. For the year ended December 31, 2009, our obsolescence expense was less than $0.1 million for spare parts associated with continuing operations and less than $0.1 million of spare parts were written off against the continuing operations obsolescence accrual. For the year ended December 31, 2009, our obsolescence expense was $0.2 million for spare parts associated with operations that have been discontinued and $0.1 million of spare parts were written off against the discontinued operations obsolescence accrual.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Major renewals and improvements, which extend the useful lives of equipment, are capitalized. For certain capital projects, our customers reimburse us for a portion of the project cost. For capital expenditures reimbursed by our customers, we treat the reimbursements as a reduction of our cost basis. Disposals are removed at carrying cost less accumulated depreciation with any resulting gain or loss reflected in operations. Depreciation is recognized using the straight-line method over estimated useful lives ranging from five to 25 years, with the predominant life of plant and equipment being 15 years. We capitalize interest costs, which are incurred as part of the cost of constructing major facilities and equipment. The amount of interest capitalized in continuing operations was $0.1 million and $0.7 million for 2010 and 2009, respectively.
Plant Turn-around Costs
     As a part of normal recurring operations, chemical manufacturing units are completely shut down from time to time, for a period typically lasting two to four weeks, to replace catalysts and perform major maintenance work required to sustain long-term production. These periods are commonly referred to as “turn-arounds” or “shutdowns.” Costs of turn-arounds are expensed as incurred. As expenses for turn-arounds can be significant, the impact of expensing turn-around costs as they are incurred can be material for financial reporting periods during which the turn-arounds actually occur. Turn-around costs expensed during 2010 and 2009 that are included in continuing operations were $0.4 million and $3.1 million, respectively.

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
     In the third quarter of 2008, our management determined that a triggering event, as defined in Accounting Standards Codification Topic 360, or ASC Topic 360, had occurred as a result of the decision to permanently discontinue the use of some of our turbo generator units located at our Texas City facility. This decision was based on an economic analysis of the future use of the turbo generator units. During the third quarter of 2008, we performed an asset impairment analysis on these turbo generator units and determined the best estimate of fair market value would be the anticipated sales proceeds. We estimated the anticipated sales proceeds to be approximately $1.0 million. As a result, we concluded that our turbo generator units were impaired and should be written down to $1.0 million. This write-down resulted in an impairment charge of $0.8 million during the third quarter of 2008. One of the turbo generator units was utilized in a capital project that was completed in 2010 to convert 650 pound steam to 250 pound steam and thus reduce our steam costs. The remaining turbo generator is under contract to be sold in early 2011 with the expected sales proceeds to be approximately $0.3 million. As a result, we concluded that the remaining turbo generator was impaired and should be written down to $0.3 million, the anticipated sales proceeds. This write-down resulted in an impairment charge of $0.4 million during 2010.
     In the fourth quarter of 2009, our management determined that a triggering event, as defined in ASC Topic 360, had occurred as a result of BASF electing to terminate our Plasticizers Production Agreement effective December 31, 2010. In December 2009, we performed an asset impairment analysis on our plasticizers manufacturing unit. We analyzed the undiscounted cash flow stream from our plasticizers business over the remaining life of the plasticizers manufacturing unit and compared it to the $2.8 million carrying value of our plasticizers manufacturing unit. This analysis showed that the undiscounted projected cash flow stream from our plasticizers business was higher than the carrying value of our plasticizers manufacturing unit. Based on this analysis, we concluded that our plasticizers unit was not impaired as of December 31, 2009, and that no write-down was necessary. We did, however, accelerate our depreciation on our plasticizers manufacturing unit in 2010, bringing the net book value of the plasticizers manufacturing unit to zero as of December 31, 2010.
Other Assets
     Investee companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of earnings or losses from an investee company is not included in our consolidated balance sheet or consolidated statement of operations. However, any impairment charges related to an investee company would be recognized in our consolidated statement of operations, and if circumstances suggested that the value of that investee company had subsequently recovered, such recovery would not be recorded. At December 31, 2010 and 2009, we had a $0.5 million cost method investment in a related party who provides liability insurance coverage to us. This cost method investment is included in other assets in our consolidated balance sheet.
Revenue Recognition
     We recognize revenues (and the related costs) when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectability is reasonably assured. Until 2011, our primary products included acetic acid and plasticizers. All of our plasticizers were historically sold to BASF pursuant to the terms of our Plasticizers Production Agreement. However, on November 11, 2009, BASF elected to terminate our

Plasticizers Production Agreement effective as of December 31, 2010. As our plasticizers facility is currently idle, acetic acid is our only primary product.
     Acetic Acid. Pursuant to our Acetic Acid Production Agreement, BP Chemicals takes title and risk of loss of our acetic acid production at the time the acetic acid is produced. BP Chemicals, in turn, markets and sells the acetic acid we produce and pays us a portion of the profits derived from those sales. BP Chemicals reimburses us monthly for 100% of our fixed and variable costs of production (excluding some indirect expenses and direct depreciation associated with machinery and equipment used in the manufacturing of acetic acid) and the revenue associated with the reimbursement of these costs is included in revenue and is matched against our costs as they are incurred. We recognize revenue related to the profit sharing component under our Acetic Acid Production Agreement based on quarterly estimates received from BP Chemicals. These estimates are based on the profits from sales of acetic acid subject to our Acetic Acid Production Agreement.
     Plasticizers. Prior to the effective termination date of our Plasticizers Production Agreement, we generated revenues from our plasticizers operations through our Plasticizers Production Agreement with BASF. BASF purchased all of our plasticizers and took title and risk of loss at the time of production. We received fixed, level quarterly payments which were recognized on a straight-line basis. In addition, BASF reimbursed us monthly for our actual fixed and variable costs of production (excluding direct depreciation associated with machinery and equipment used in the manufacturing of plasticizers), and the revenue associated with the reimbursement of these costs was included in revenue and was matched against our costs as they were incurred.
     Deferred revenue. Deferred credits are amortized over the life of the contracts which gave rise to them. In discontinued operations, as of December 31, 2010, we had a balance in deferred income of approximately $23.0 million related to payments made to us under our exclusive styrene production agreement with NOVA Chemicals Inc. which is being amortized using the straight-line method over the contractual non-compete period of five years, of which approximately two years remain. We will recognize approximately $12.4 million of income in discontinued operations in 2011 related to this payment. During 2010, we fully amortized certain payments received from our oxo-alcohol and phthalate anhydride, or PA, operations, which previously were part of our plasticizers business. The oxo alcohol payment was previously being amortized using the straight-line method over an 8-year life that ended on December 31, 2013, the original termination date of our Plasticizers Production Agreement. As a result of BASF’s election to terminate our Plasticizers Production Agreement effective December 31, 2010, the original 8-year life was changed to five years and the remaining unamortized balance of $3.6 million was recognized in 2010. The PA payment was amortized using the straight-line method over a three year life that ended December 2010.
Debt Issue Costs
     Debt issue costs relating to long-term debt are amortized over the term of the related debt instrument using the straight-line method, which is materially consistent with the effective interest method, and are included in other assets. Debt issue cost amortization, which is included in interest and debt-related expenses, was $1.0 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively. As a result of our purchase of $5.6 million and $25.0 million aggregate principal amount of our 10 1/4% Senior Secured Notes due 2015, or our Secured Notes, during 2010 and 2009, respectively, we amortized $0.2 million and $0.9 million during 2010 and 2009, respectively, which represented a pro rata portion of the debt issue costs related to our purchased Secured Notes (See Note 5).
Income Taxes
     Deferred income taxes are provided for revenue and expenses which are recognized in different periods for income tax and financial statement purposes. We regularly assess deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2010, we concluded that a valuation allowance was needed against our deferred tax assets. As of December 31, 2010, our valuation allowance was $23.8 million, a decrease of $4.4 million from December 31, 2009. The decrease included a valuation allowance adjustment of $2.4 million related to our state taxes and credits and $0.9 million was due to an other comprehensive loss for adjustments to our benefits plans. As of December 31, 2010, our overall net deferred tax asset/liability balance was zero.

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
Preferred Stock Dividends
     We record stock dividends on our Series A Convertible Preferred Stock, or our Preferred Stock, in our consolidated statements of operations based on the estimated fair value of the dividends at each dividend accrual date. Our Preferred Stock has a dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Preferred Stock, and is payable in arrears in additional shares of our Preferred Stock on the first business day of each calendar quarter. The liquidation value of each share of our Preferred Stock is $13,793 per share, and each share of our Preferred Stock is convertible into shares of our common stock (on a one to 1,000 share basis, subject to adjustment). The carrying value of our Preferred Stock in our consolidated balance sheets represents the initial fair value at original issuance in 2002 plus the initial fair value of each of the quarterly dividends paid since issuance. The fair value of our Preferred Stock dividends is determined each quarter using valuation techniques that include a component representing the intrinsic value of the dividends (which represent the greater of the liquidation value of the shares of Preferred Stock being issued or the fair value of the common stock into which those shares could be converted) and an option component (which is determined using a Black-Scholes Option Pricing Model). These dividends are subtracted from net income in our consolidated statements of operations, and added to the balance of “Redeemable Preferred Stock” in our consolidated balance sheets. As we are in an accumulated deficit position, these dividends are treated as a reduction to additional paid-in capital.
Earnings (Loss) Per Share
     Basic earnings per share, or EPS, is computed using the weighted-average number of shares outstanding during the year. Diluted EPS includes common stock equivalents, which are dilutive to earnings per share. For the years ending December 31, 2010 and December 31, 2009, we had no dilutive securities outstanding due to all common stock equivalents having an anti-dilutive effect during these periods.
Disclosures about Fair Value of Financial Instruments
     In preparing disclosures about the fair value of financial instruments, we have concluded that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and certain accrued liabilities due to the short maturities of these instruments. The fair values of long-term debt instruments are estimated based upon broker quotes for private transactions or on the current interest rates available to us for debt with similar terms and remaining maturities.
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
2. Discontinued Operations
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF, in January 2011, a $1.0 million deposit it previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. In addition, if we continue to operate our plasticizers business after March 31, 2011, we will be required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF, determined as of the end of the original term of our Plasticizers Production Agreement, based on a straight line, 8-year life. We expect the total amount of these undepreciated capital expenditures to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, if we provide written notice to BASF of our election to permanently close our plasticizers facility on or before March 31, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business but cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, we expect to incur approximately $0.6 million in shutdown and decontamination costs during the first six months of 2011. The costs and timing for dismantling our plasticizers facility are unknown at this time but we do not expect these costs to be significant. The loss of our Plasticizers Production Agreement will likely have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business and our current cash balance, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see "Plasticizers-BASF” under “Contracts” and see “Risk Factors.”
     Prior to 2008, we manufactured styrene monomer as one of our primary products. On September 17, 2007, we entered into a long-term exclusive styrene supply agreement and a related railcar purchase and sale agreement with NOVA Chemicals Inc., which was subsequently assigned by NOVA Chemicals Inc. to INEOS NOVA LLC, or INEOS NOVA. After the supply agreement became effective, INEOS NOVA nominated zero pounds of styrene under the supply agreement for the balance of 2007 and, in response, we exercised our right to terminate the supply agreement and permanently shut down our styrene facility. Under the supply agreement, we were responsible for the closure costs of our styrene facility and are also restricted from reentering the styrene business until November 2012. The restricted period was initially eight years. However, on April 1, 2008, INEOS NOVA unilaterally reduced the restricted period to five years.
     As a result of our plasticizers and styrene facilities being shut down, we have no current significant continued involvement in these businesses and have, therefore, reported the operating results from these businesses as discontinued operations in our consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Dollars in Thousands)
Assets of discontinued operations:
Accounts receivable, net	$306	$1,850
Inventories	—	1,387
Property, plant and equipment, net	—	2,798

Total assets of discontinued operations	$306	$6,035

Liabilities of discontinued operations:
Accounts payable	$—	$119
Liabilities of discontinued operations(1)	12,382	19,167
Long-term liabilities of discontinued operations(1)	10,628	23,010

Total liabilities of discontinued operations	$23,010	$42,296

(1)	As of December 31, 2010, includes deferred income from the INEOS NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method. Liabilities of discontinued operations includes the current portion of $12.4 million, and long-term liabilities of discontinued operations includes the long-term portion of $10.6 million.
     Revenues and income before income taxes from discontinued operations for the years ended December 31, 2010 and December 31, 2009 are presented below:

	Year ended December 31,
	2010	2009
	(Dollars in Thousands)

Revenues	$46,381	$38,426
Income before income taxes	29,931	18,878
3. Detail of Certain Balance Sheet Accounts

	December 31,
	2010	2009
	(Dollars in Thousands)

Accounts and other receivables:
Trade accounts receivable, (net of allowance of $18 and $58, respectively)	$10,126	$11,419
Interest receivable	827	641
Tax refund receivable	—	598
Other receivables	28	130

	$10,981	$12,788

Inventories, net:
Raw materials	$592	$489
Stores and supplies (net of obsolescence reserve of zero each year)	3,164	3,392

	$3,756	$3,881

Property, plant and equipment, net:
Land	$7,193	$7,149
Buildings	4,544	4,824
Plant and equipment	116,116	114,438
Construction in progress	797	1,894
Less: accumulated depreciation	(72,907)	(62,921)

	$55,743	$65,384

Other assets, net:
Investments	$500	$500
Debt issuance costs	3,407	4,629
Other	1	514

	$3,908	$5,643

Accrued liabilities:
Accrued employee compensation and current portion of postretirement, pension and post employment benefits	$13,295	$11,698
Interest payable	3,858	3,868
Property taxes	1,222	1,401
Other	475	666

	$18,850	$17,633

Long-term liabilities:
Accrued postretirement, pension and post employment benefits	$39,925	$39,031
Other	2,753	2,053

	$42,678	$41,084

4. Valuation and Qualifying Accounts
     Below is a summary of valuation and qualifying accounts for the years ended December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in Thousands)
Continuing Operations
Allowance for doubtful accounts:
Balance at beginning of year	$58	$18
Add: bad debt expense (benefit)	(30)	40
Deduct: written-off accounts	(10)	—

Balance at end of year	$18	$58

Discontinued Operations
Allowance for doubtful accounts:
Balance at beginning of year	$24	$—
Add: bad debt expense (benefit)	20	24
Deduct: written-off accounts	(44)	—

Balance at end of year	$—	$24

Continuing Operations
Inventory obsolescence:
Balance at beginning of year	$—	$—
Add: obsolescence expense	287	36
Deduct: disposal of inventory	(287)	(36)

Balance at end of year	$—	$—

Discontinued Operations
Inventory obsolescence:
Balance at beginning of year	$1,465	$1,380
Add: obsolescence expense	639	220
Deduct: disposal of inventory	(1,140)	(135)

Balance at end of year	$964	$1,465

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
     In the fourth quarter of 2009, we purchased $25.0 million in aggregate principal amount of our Secured Notes for $23.8 million in cash in the open market resulting in a $1.2 million gain. This gain was partially offset by expense from writing off a pro rata portion of the related debt issue costs of $0.9 million. In 2010, we purchased an additional $5.6 million in aggregate principal amount of our Secured Notes for $5.6 million in cash in the open market resulting in a loss of less than $0.1 million. Additionally, we expensed $0.2 million for the pro rata portion of the related debt issue costs. In February 2011, we purchased an additional $1.0 million in aggregate principal amount of our Secured Notes for $1.0 million in cash in the open market, and in the first quarter of 2011, we will expense less than $0.1 million for the pro rata portion of the related debt issue costs.
     On December 19, 2002, we entered into a Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc. as administrative agent and a lender, and certain other lenders. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010, due to our substantial cash reserves and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining $0.2 million of debt issue costs associated with our revolving credit facility were written off as of the effective termination date of our revolving credit facility.
     On January 31, 2010, we entered into a $5.0 million Revolving Line of Credit for letters of credit, or our LC Facility, with JP Morgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility initially had a one year term. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Since its inception, our LC Facility has been and continues to be secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. On September 20, 2010, we amended our LC facility to extend the initial term to April 30, 2011, and, concurrently therewith, entered into a Security Agreement and a Pledge Agreement with Chase, pursuant to which we granted Chase first priority liens on all of our accounts receivable, inventory and other specified assets to secure our obligations under our LC Facility. As of February 28, 2011, there were $3.3 million in standby letters of credit issued under the LC facility.
Debt Maturities
     Our Secured Notes, which had an aggregate principal balance of $119.4 million outstanding as of December 31, 2010, are due on April 1, 2015.
6. Income Taxes
     A reconciliation of federal statutory income taxes to our effective tax benefit is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Benefit for income taxes at statutory rates	$(4,527)	$(7,354)
Non-deductible expenses	7	11
Change in valuation allowance	4,520	6,745
Limitation on tax benefit of continuing operations	(4,527)	(7,354)

Effective tax benefit	$(4,527)	$(7,952)

     The income tax benefit for continuing operations and all other components is shown below:

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Tax benefit — continuing operations	$(4,527)	$(7,952)
Tax expense — all other components	4,527	7,354

Total tax benefit	$—	$(598)

     The income tax benefit in continuing operations is composed of the following:

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Current federal	$—	$(598)
Deferred federal	(4,527)	(7,354)
Current and deferred state	—	—

Total tax benefit	$(4,527)	$(7,952)

     The components of our deferred income tax assets and liabilities are summarized below:

	December 31,
	2010	2009
	(Dollars in Thousands)
Deferred tax assets:
Accrued liabilities	$2,464	$1,985
Accrued postretirement cost	996	1,144
Accrued pension cost	11,866	12,145
Tax loss and credit carry forwards	17,084	22,511
State deferred taxes	222	64
Unearned revenue	1,658	1,658
Other	726	940

Subtotal	$35,016	$40,447

Less: valuation allowance	$(23,841)	$(28,244)

Total deferred tax assets	$11,175	$12,203

Deferred tax liabilities:
Property, plant and equipment	$(11,175)	$(12,203)

Total deferred tax liabilities	$(11,175)	$(12,203)

Net deferred tax assets	$—	$—

     As of December 31, 2010, we had an available U.S. federal income tax net operating loss, or NOL, of approximately $94.5 million, which expires during the years 2023 through 2029. Under the provisions of the revised Texas Franchise Tax, our existing State of Texas net operating loss carry-forwards, or State NOLs, were converted into state tax temporary credits. As of December 31, 2010, we had state tax temporary credits of $4.4 million resulting in a state valuation allowance of $2.4 million. The $1.0 million change in our state valuation allowance was due to expired or utilized state tax credits and current year activity.
     We regularly assess our deferred tax assets for recoverability based on both historical and anticipated earnings levels, and a valuation allowance is recorded when it is more likely than not that these amounts will not be recovered. As a result of our analysis at December 31, 2010, we concluded that a valuation allowance was needed against our deferred tax assets for $23.8 million, resulting in an overall net deferred tax asset/liability balance of zero as of December 31, 2010.

     At December 31, 2009, we had a $3.7 million contingent tax liability relating to tax positions taken in previous tax returns. We concluded that these deductions do not meet the more likely than not recognition threshold. Our accounting policy is to recognize any accrued interest or penalties associated with unrecognized tax benefits as a component of income tax expense. Due to significant net operating losses incurred during the tax periods associated with our uncertain tax positions, no amount for penalties or interest has been recorded in our financial statements. Within the next twelve months, our unrecognized tax benefits may decrease due to the expiration of the statute of limitations on the time for the taxing authorities to make an assessment of income taxes. Due to the existence of the valuation allowance, future changes in the unrecognized tax benefit will have no impact on the effective tax rate. As of December 31, 2010, there were no changes to our uncertain tax positions.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance, January 1, 2009	$3,703
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years for	—
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2009	$3,703

Balance, January 1, 2010	$3,703
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years for	—
Changes in judgment	—
Settlements during the period	—
Lapses of applicable statute of limitation	—

Balance, December 31, 2010	$3,703

     We file income tax returns in the United States federal jurisdiction and file income and franchise tax returns in the State of Texas. We remain subject to federal examination for tax years ended December 31, 2003 and subsequent years, and we remain subject to examination by the State of Texas for tax years ended December 31, 2006 and subsequent years.
7. Employee Benefits
     We have established the following benefit plans:
Retirement Benefit Plans
     We have a non-contributory pension plan which covers our salaried and hourly wage employees who were employed by us on or before June 1, 2004. Prior to January 1, 2011, this plan was two separate plans, one of which covered our hourly-paid employees and one of which covered our salaried employees. Effective 11:59 p.m. on December 31, 2010, our hourly pension plan was merged into our salaried pension plan and the merged plans were renamed The Sterling Chemicals, Inc. Amended and Restated Pension Plan, or our pension plan. Under our pension plan, the benefits paid to hourly-paid participants are based primarily on years of service and the employee’s pay as of the earlier of the employee’s retirement or July 1, 2007. The benefits paid to our salaried participants are based primarily on years of service and the employee’s pay as of the earlier of the employee’s retirement or January 1, 2005. Our funding policy is consistent with the funding requirements of federal law and regulations.
     Pension plan assets are invested in a balanced portfolio managed by an outside investment manager. Our benefits plans committee has established an investment policy detailing the plan’s guidelines and investment strategies, and regularly monitors the performance of the funds and portfolio managers. Our investment guidelines address the following items: governance, general investment beliefs and principles, investment objectives, specific investment goals, process for determining and maintaining the asset allocation policy, long-term asset allocation, rebalancing, investment restrictions and prohibited transactions (the use of derivatives and the use of leverage as types of investments are generally prohibited), portfolio manager structure and diversification (which addresses limits on the amount of investments held by any one manager to minimize risk), portfolio manager selection criteria, plan evaluation, portfolio manager performance review and evaluation and risk management (including various measures used to evaluate risk tolerance). Pension plan assets are invested as follows:

	As of December 31,
	2010	2009
Equities	52.4%	61.4%
Bonds	44.6%	35.6%
Other	3.0%	3.0%

Total	100.0%	100.0%

     Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations. The long-term primary objectives for our pension assets are to: (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk; and protect the assets from erosion; (2) provide investment results that meet or exceed the plan’s actuarially assumed long-term rate of return; and (3) move to matching the duration of the liabilities and assets of the plan to reduce the potential risk of large employer contributions being necessary in the future. Our employee benefits plans committee seeks to meet these objectives by employing a consultant to advise it on the plan’s investments and the portfolio managers selected to manage assets within the guidelines and strategies set forth by employee benefits plans committee. Performance of these managers is compared to applicable benchmarks.
     We also have two non-qualified pension plans that do not have pension plan assets, and for which the pension obligations are considered immaterial. We have, however, included these obligations in the tables below where appropriate.
     Information concerning the pension obligation, plan assets, amounts recognized in our financial statements and underlying actuarial assumptions for all of our pension plans is stated below:

	December 31,
	2010	2009
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$124,255	$121,167
Interest cost	6,981	7,191
Actuarial loss	9,564	4,628
Benefits paid	(8,720)	(8,731)

Benefit obligation at end of year	$132,080	$124,255

	December 31,
	2010	2009
	(Dollars in Thousands)
Change in plan assets:
Fair value at beginning of year	$86,772	$77,807
Actual return on plan assets	10,519	17,483
Employer contributions	4,700	213
Benefits paid	(8,720)	(8,731)

Fair value at end of year	93,271	86,772

Funded status	$(38,809)	$(37,483)

	December 31,
	2010	2009
	(Dollars in Thousands)
Current liabilities	$(6,254)	$(6,299)
Non-current liabilities	(32,555)	(31,184)

Net amount recognized in statement of financial position	$(38,809)	$(37,483)

	December 31,
	2010	2009
	(Dollars in Thousands)

Net loss	$(30,943)	$(28,022)

Net amount recognized in accumulated other comprehensive loss(1)	$(30,943)	$(28,022)

(1)	$0.8 million of actuarial loss in accumulated other comprehensive loss as of December 31, 2010 is expected to be recognized as a component of net pension costs during 2011. $2.9 million of actuarial loss was recognized in other comprehensive income during 2010.

	December 31,
	2010	2009

Weighted-average assumptions to determine benefit obligations:
Discount Rate	5.16%	5.75%
Rates of increase in salary compensation level	—	—
     As of December 31, 2010, all plans have projected benefit obligations in excess of plan assets, with the exception of the non-qualified plans, which have no plan assets. The total accumulated benefit obligation was $132.1 million and $124.3 million as of December 31, 2010 and 2009, respectively. Contributions of $6.1 million expected to be paid in 2011 were paid during the first quarter of 2011. The expected pension expense for 2011 is $2.3 million.
     Net periodic pension costs consist of the following components:

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Components of net pension costs:
Interest on prior year’s projected benefit obligation	6,981	7,191
Expected return on plan assets	(4,639)	(5,613)
Net amortization of actuarial loss	764	2,832

Net pension costs	$3,106	$4,410

	December 31,
	2010	2009
	(Dollars in Thousands)
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$(30,943)	$(28,022)

Total	$(30,943)	$(28,022)

	December 31,
	2010	2009
	(Dollars in Thousands)
Weighted-average assumptions to determine net periodic benefit cost:
Discount Rate	5.75%	6.25%
Expected long-term rate of return on plan assets	5.50%	7.50%

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
     The fair values of our pension benefit plan assets by asset category as of December 31, 2010 and 2009 are presented below (in thousands), as well as the percentage that each category comprises of our total plan assets and the respective target allocations.

	As of December 31, 2010
					Percentage	Target
					of Plan	Allocation
	Level 1	Level 2	Level 3	Total Assets	Assets	2011
Asset Category:
Cash and cash equivalents	$2,752	$—	$—	$2,752	3%	0-20%
Mutual Funds
International	11,627	—	—	11,627	13%	0-20%
Large-Cap Value	12,513	—	—	12,513	13%	10-20%
Small-Cap Growth	2,301	—	—	2,301	3%	0-5%
Emerging Markets	4,277	—	—	4,277	5%	0-10%
Mid-Cap Growth	1,620	—	—	1,620	2%	0-5%
All Cap	11,220	—	—	11,220	12%	10-15%
Small-Cap Value	3,007	—	—	3,007	3%	0-5%
Mid-Cap Value	2,326	—	—	2,326	2%	0-5%
Intermediate Fixed Income/Core	27,391	—	—	27,391	29%	20-40%
Long Duration Fixed Income	14,237	—	—	14,237	15%	0-30%

Total Mutual Funds	90,519	—	—	90,519	97%

Total Plan Assets	$93,271	$—	$—	$93,271	100%

	As of December 31, 2009
					Percentage	Target
					of Plan	Allocation
	Level 1	Level 2	Level 3	Total Assets	Assets	2010
Asset Category:
Cash and cash equivalents	$2,611	$—	$—	$2,611	3%	0-10%
Mutual Funds
International	13,562	—	—	13,562	16%	10-20%
Large-Cap Value	13,966	—	—	13,966	16%	10-20%
Small-Cap Growth	2,570	—	—	2,570	3%	0-5%
Emerging Markets	4,444	—	—	4,444	5%	0-10%
Mid-Cap Growth	1,818	—	—	1,818	2%	0-5%
All Cap	11,159	—	—	11,159	13%	10-15%
Small-Cap Value	3,536	—	—	3,536	4%	0-5%
Mid-Cap Value	2,224	—	—	2,224	2%	0-5%
Intermediate Fixed Income/Core	20,738	—	—	20,738	24%	20-40%
Long Duration Fixed Income	2,519	—	—	2,519	3%	0-15%

Total Mutual Funds	76,536	—	—	76,536	88%
Guaranteed Deposit Account	—	—	7,625	7,625	9%

Total Plan Assets	$79,147	$—	$7,625	$86,772	100%

     Pension assets utilizing Level 1 inputs include fair values of the mutual fund securities that were determined by closing prices for those securities traded on national stock exchanges. We recognize transfers in and transfers out as of the actual date of the event or change in circumstances that caused the transfer.
     The estimated fair value for the Guaranteed Deposit Account was based on unobservable inputs that are not corroborated by observable market data and are thus classified as Level 3. This Guaranteed Deposit Account was a group annuity product offered by our prior investment manager. In January 2010, $7.6 million was transferred from the Guaranteed Deposit Account into mutual funds to be managed by our new investment manager. A reconciliation of the 2009 beginning and ending fair value balances for our Guaranteed Deposit Account is as follows:

Fair value as of December 31, 2008	$7,798
Transfers	8,328
Disbursements	(8,643)
Return on plan assets	142

Fair value as of December 31, 2009	$7,625

     The return on plan assets refers to income from assets held as of December 31, 2009.
Postretirement Benefits Other Than Pensions
     We provide certain health care benefits and life insurance benefits for retired employees. Effective January 1, 2011, we terminated our retiree life insurance coverage for all of our retirees previously receiving this benefit, other than retirees from Sterling Fibers, Inc., one of our former subsidiaries. We accrue the cost of these benefits during the period in which the employee renders the necessary service.
     Health care benefits are currently provided to employees hired prior to June 1, 2004, who retire from us with ten or more years of credited service. Postretirement health care benefit plans are contributory. Benefit provisions for most hourly employees are subject to collective bargaining. In general, retiree health care benefits are paid as covered expenses are incurred.
     During the third quarter of 2007, we approved an amendment (effective December 31, 2007) to our postretirement medical plan which ended Medicare-supplemental medical and prescription drug coverage for our retirees who are Medicare eligible and who retired after 1990. This amendment, which was communicated to the participants during the third quarter of 2007, affected the majority of the participants enrolled in our retiree medical plan at the time who were enrolled in Medicare because they are 65 or over. This plan amendment reduced our other postretirement benefit plan liability by $13.0 million with a corresponding change to accumulated other comprehensive (loss) income.
     During the first quarter of 2010, as result of our work force reduction announced in January 2010, and in accordance with Accounting Standards Codification Topic 715 “Compensation Retirement Benefits,” or ASC Topic 715, we recorded a plan curtailment gain in continuing operations of $0.1 million for our post retirement medical plan.
     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Act, was passed. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We measured the effects of the Act on our accumulated postretirement benefit obligation and determined that, based on the regulatory guidance currently available, benefits provided by our postretirement plan are at least actuarially equivalent to Medicare Part D and, accordingly, we expect to be entitled to the federal subsidy through 2010. In 2010, we received a subsidy of $0.1 million under the Act.
     Information concerning the plan obligation, the funded status, amounts recognized in our financial statements and underlying actuarial assumptions are stated below:

	December 31,
	2010	2009
	(Dollars in Thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$7,604	$8,144
Service cost	41	45
Interest cost	375	484
Actuarial loss (gain)	277	(368)
Curtailment gain	(115)	—
Benefits paid	(826)	(701)

Benefit obligation at end of year	$7,356	$7,604

Funded status	$(7,356)	$(7,604)

	December 31,
	2010	2009
	(Dollars in Thousands)
Amounts recognized in the balance sheet consist of:
Current liabilities	$(615)	$(690)
Non-current liabilities	(6,741)	(6,914)

Net amount recognized in statement of financial position	$(7,356)	$(7,604)

	December 31,
	2010	2009
	(Dollars in Thousands)
Amounts recognized in accumulated other comprehensive income consists of (pre-tax):
Net gain	$482	$760
Plan amendment/prior service costs	18,355	20,520

Net amount recognized in accumulated other comprehensive income	$18,837	$21,280

	Year Ended December 31,
	2010	2009
Discount rate used to determine benefit obligations	4.75%	5.25%
Net periodic plan costs consist of the following components:

	Year Ended December 31,
	2010	2009
	(Dollars in Thousands)
Components of net plan costs:
Service cost	$41	$45
Interest cost	375	484
Prior service costs	(2,166)	(2,164)

Net plan benefit	$(1,750)	$(1,635)

Discount rate used to determine periodic cost	5.25%	6.25%

	December 31,
	2010	2009
	(Dollars in Thousands)
Changes in benefit obligations recognized in accumulated other comprehensive (loss) income (pre-tax):
Net (loss) gain	$(277)	$368
Amortization of prior service cost	(2,166)	(2,164)

Total	$(2,443)	$(1,796)

     The weighted-average annual assumed health care trend rate is assumed to be 9% for 2011. The rate is assumed to decrease gradually to 4.5% by 2018 and remain level thereafter. Estimated benefit payments for 2011 are expected to be approximately $0.6 million. The expected amortization of amounts included in accumulated other comprehensive income as of December 31, 2010 to net benefit income for 2011 is $2.2 million. Based on enacted plan changes, assumed health care cost trend rates no longer have a significant effect on the amounts reported for our health care plans. A one percentage point change in assumed health care trend rates would have the following effects:

	1% Increase	1% Decrease
	(Dollars in Thousands)

Effect on total of service and interest cost components	$19	$(17)
Effect on post-retirement benefit obligation	396	(352)
Estimated Future Benefits Payable
     We estimate that the future benefits payable over the next ten years under our pension and other post-retirement benefits as of December 31, 2010 are as follows (in thousands):

	Pension	Other Postretirement Benefits	Total
2011	$8,844	$615	$9,459
2012	8,858	634	9,492
2013	8,837	644	9,481
2014	8,743	672	9,415
2015	8,767	680	9,447
2016-2020	44,848	3,198	48,046
Long-term Incentive Plan
     On August 7, 2009, our Board of Directors adopted our Long-Term Incentive Plan, or our LTI Plan. Our LTI Plan provides for the issuance of performance awards to our Chief Executive Officer and President, our Senior Vice Presidents and other key employees. The purpose of our LTI Plan is to provide an incentive to our executive officers and other designated employees to contribute to our growth and profitability, to increase stockholder value and to retain such employees. Performance awards under our LTI Plan may be payable in the form of cash or other property, and are payable upon the satisfaction of pre-determined performance goals over performance periods; provided that, with some exceptions, the recipient remains employed by us on the last day of the performance period for which such recipient is receiving the award. We expensed $0.7 million in 2010 and $0.2 million in 2009 for the LTI Plan.
Bonus Plan and Gain Sharing Plan
     In February 2002, our Board of Directors, upon recommendation of its Compensation Committee, or our Compensation Committee, approved the establishment of a Bonus Plan and a Gain Sharing Plan. The Bonus Plan, which has been amended several times since its original adoption, is designed to benefit all qualified salaried employees, while the Gain Sharing Plan is designed to benefit all qualified hourly employees. Both plans provide our qualified employees the opportunity to earn bonuses depending on, among other things, our annual financial performance. We expensed $4.2 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively, in connection with payments under our Bonus Plan and our Gain Sharing Plan.

Key Employee Protection Plan
     On January 26, 2000, we instituted our Key Employee Protection Plan, which has subsequently been amended several times. We established this plan to help us retain certain of our employees and motivate them to continue to exert their best efforts on our behalf during periods when we may be susceptible to a change of control and to assure their continued dedication and objectivity during those periods. Our Compensation Committee has designated a select group of management or highly compensated employees as participants under our Key Employee Protection Plan and has established their respective applicable multipliers and other variables for determining benefits. Our Compensation Committee is also authorized to designate additional management or highly compensated employees as participants under our Key Employee Protection Plan and set their applicable multipliers. Our Compensation Committee may also terminate any participant’s participation under the plan with 60 days prior notice if it determines that the participant is no longer one of our key employees.
     Under our Key Employee Protection Plan, any participant under the plan that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” within his or her “Protection Period” is entitled to benefits under the plan. A participant’s Protection Period commences 180 days prior to the date on which a specified change of control occurs and ends either two years or 18 months after the date of that change of control, depending on the size of the participant’s applicable multiplier. A participant may also be entitled to receive payments under this plan in the absence of a change of control if he or she terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability,” but in these circumstances his or her applicable multiplier is reduced by 50%. If a participant becomes entitled to benefits under our Key Employee Protection Plan, we are required to provide the participant with a lump sum cash payment that is determined by multiplying the participant’s applicable multiplier by the sum of (a) the participant’s highest annual base compensation during the last three years plus (b) the participant’s targeted bonus for the year of termination, and then deducting the sum of any other separation, severance or termination payments made by us to the participant under any other plan or agreement or pursuant to law.
     In addition to the lump sum payment, the participant is entitled to receive any accrued but unpaid compensation, compensation for unused vacation time and any unpaid vested benefits earned or accrued under any of our benefit plans (other than qualified plans). Also, for a period of 24 months (including 18 months of COBRA coverage), the participant will continue to be covered by all of our life, medical and dental insurance plans and programs (other than disability), as long as the participant makes a timely COBRA election and pays the active employee premiums required under our plans and programs. In addition, our obligation to continue to provide coverage under our plans and programs to any participant ends if and when the participant becomes employed on a full-time basis by a third party which provides the participant with substantially similar benefits.
     If any payment or distribution under our Key Employee Protection Plan to any participant is subject to excise tax pursuant to Section 4999 of the Internal Revenue Code, the participant is entitled to receive a gross-up payment from us in an amount such that, after payment by the participant of all taxes on the gross-up payment, the amount of the gross-up payment remaining is equal to the excise tax imposed under Section 4999 of the Internal Revenue Code. However, the maximum amount of any gross-up payment is 25% of the sum of (a) the participant’s highest annual base compensation during the last three years plus (b) the participant’s targeted bonus for the year of payment.
     We may terminate our Key Employee Protection Plan at any time and for any reason but any termination does not become effective as to any participant until 90 days after we give the participant notice of the termination of the plan. In addition, we may amend our Key Employee Protection Plan at any time and for any reason, but any amendment that reduces, alters, suspends, impairs or prejudices the rights or benefits of any participant in any material respect does not become effective as to that participant until 90 days after we give him or her notice of the amendment of the plan. No termination of our Key Employee Protection Plan, or any of these types of amendments to the plan, can be effective with respect to any participant if the termination or amendment is related to, in anticipation of or during the pendency of a change of control, is for the purpose of encouraging or facilitating a change of control or is made within 180 days prior to any change of control. Finally, no termination or amendment of our Key Employee Protection Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment or that accrue thereafter on account of a change of control that occurred prior to the termination or amendment or within 180 days after such termination or amendment. We expensed zero and $0.3 million in 2010 and 2009, respectively, in connection with this plan.

Severance Pay Plan
     On March 8, 2001, our Board of Directors approved our Severance Pay Plan, which has subsequently been amended. This plan covers all of our non-unionized employees and was established to help us retain these employees by assuring them that they will receive some compensation in the event that their employment is adversely affected in specified ways. Under our Severance Pay Plan, any participant that terminates his or her employment for “Good Reason” or is terminated by us for any reason other than “Misconduct” or “Disability” is entitled to benefits under our Severance Pay Plan. If a participant becomes entitled to benefits under our Severance Pay Plan, we are required to provide the participant with a lump sum cash payment in an amount equivalent to two weeks of such participant’s base salary for each credited year of service, with a maximum payment of six month’s base salary. However, certain salary grades are guaranteed a minimum payment of six month’s base salary without consideration of credited years of service. The amount of this lump sum payment is reduced, however, by the amount of any other separation, severance or termination payments made by us to the participant under any other plan or agreement, including our Key Employee Protection Plan, or pursuant to law.
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
     We may terminate or amend our Severance Pay Plan at any time and for any reason but no termination or amendment of our Severance Pay Plan can affect the rights or benefits of any participant that are accrued under the plan at the time of termination or amendment. With respect to continuing operations, we recorded $0.9 million and zero expense in 2010 and 2009, respectively, in connection with this plan.
Savings and Investment Plan
     Our Eighth Amended and Restated Savings and Investment Plan covers substantially all employees, including executive officers. This plan is qualified under Section 401(k) of the Internal Revenue Code. Each participant has the option to defer taxation of a portion of his or her earnings by directing us to contribute a percentage of such earnings to the plan. A participant may direct up to a maximum of 100% of eligible earnings to the plan, subject to certain limitations set forth in the Internal Revenue Code. A participant’s contributions become distributable upon the termination of his or her employment. We match 100% of employees’ contributions to the extent such contributions do not exceed 6% of such participant’s base compensation (excluding bonuses, profit sharing and similar types of compensation). Our expense under this plan was $0.8 million and $0.9 million in 2010 and 2009, respectively.
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
8. Stock-Based Compensation
     On December 19, 2002, we adopted our 2002 Stock Plan and reserved 379,747 shares of our common stock for issuance under the plan (subject to adjustment). On December 5, 2008, our Board of Directors and our

Compensation Committee adopted our Second Amended and Restated 2002 Stock Plan and it became effective upon approval by the stockholders during our Annual Meeting of Stockholders held on April 30, 2009. Upon approval by our stockholders, an additional one million shares of our common stock became available for issuance under our 2002 Stock Plan and we reserved an additional one million shares of our common stock for this purpose. Under our 2002 Stock Plan, officers and key employees, as designated by our Board of Directors or our Compensation Committee, may be issued stock options, stock awards, stock appreciation rights or stock units. There are currently options to purchase a total of 172,500 shares of our common stock outstanding under our 2002 Stock Plan, with a weighted average contractual term of ten years, all at an exercise price of $31.60, and an additional 1,191,414 shares of common stock available for issuance under our 2002 Stock Plan.
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
     Any awards granted under our 2002 Stock Plan after December 31, 2005 are being expensed over the vesting period of the award. The impact to net income and cash flows from operations for our stock based compensation expense was $0.4 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.
     As of December 31, 2010 and 2009, our estimated forfeiture rate was zero and 38%, respectively. The decrease in the estimated forfeiture rate from 2009 is due to the very short service period remaining for unvested options and due to the unvested options being held by one employee. The decrease in forfeiture rate resulted in a cumulative adjustment of $0.2 million in 2010.
     A summary of our stock option activity for 2010 is presented below:

		Weighted-	Weighted-	Weighted-
		Average	Average	Average	Aggregate
		Exercise	Grant-date Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Term	Value
Outstanding at beginning of year	224,167	$31.60	$11.76
Forfeited	(51,667)	31.60	15.17

Outstanding at end of year	172,500	31.60	10.74	5.9 years	$—

Options exercisable at end of year	132,500	$31.60	$11.78	4.1 years	$—

     A summary of our unvested stock options as of December 31, 2010, and the changes during the year then ended is presented below:

		Weighted-Average
	Outstanding	Grant-Date Fair
	Shares	Value
Unvested as of December 31, 2009	80,000	$7.31
Vested	(40,000)	7.31

Unvested as of December 31, 2010	40,000	$7.31

     The total fair value of options that vested during the years ended December 31, 2010 and 2009 was $0.3 million for each year. As of December 31, 2010, there was less than $0.1 million of total future compensation expense related to unvested options which are expected to vest. That cost is expected to be recognized over a weighted average period of 0.4 years.
9. Commitments and Contingencies
Product Contracts:
     We have a long-term agreement which provides for the dedication of 100% of our production of acetic acid to one customer. Prior to the termination of our Plasticizers Production Agreement with BASF effective December 31, 2010, 100% of our production of plasticizers was dedicated to one customer. See Note 11 for more information.
Environmental Regulations:
     Our operating expenditures for environmental matters, primarily waste management and compliance, were $12.0 million and $14.5 million in 2010 and 2009, respectively. During 2010 and 2009, we spent less than $0.1 million and $1.8 million, respectively, for environmentally-related capital projects and anticipate spending approximately $0.7 million for capital projects related to waste management, incident prevention and environmental compliance during 2011.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial. On September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict but granted plaintiffs’ motion for a new trial. We and the other remaining defendant appealed that order, as well as other orders issued during the trial. On February 25, 2011, the appeals court rendered its decision reversing the order of the trial court granting a new trial and reinstating the jury’s verdict in our favor. We do not know whether the plaintiffs will appeal the appellate court’s decision to the Ohio Supreme Court. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1.0 million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, three retired employees of Sterling Fibers, Inc., one of our former subsidiaries, sued us, several of our benefit plans and the plan administrators for those plans in a class action suit, filed in the United States District Court, Southern District of Texas, Houston Division (Case No. H-07-0625). The plaintiffs allege that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in an asset purchase agreement between us, Sterling Fibers, Inc. and Cytec Industries Inc. and certain of its affiliates, or Cytec, that governed the purchase by Sterling Fibers, Inc. of Cytec’s acrylic fibers business in 1997. During our bankruptcy case in 2002, we and Sterling Fibers, Inc. specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs claimed that we violated the terms of our benefit plans, breached fiduciary duties governed by the Employee Retirement Income Security Act and failed to comply with sections of the Bankruptcy Code dealing with retiree benefits, and sought damages, declaratory relief, punitive damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009. On July 1, 2010, the judge ruled for us on the merits and dismissed all of the plaintiffs’ claims. The plaintiffs filed an appeal on July 16, 2010. Briefing for this appeal is scheduled to be completed in February 2011 and we do not expect oral arguments for the appeal. We are vigorously seeking affirmation of the trial judge’s rulings. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
10. Leasing Arrangements
     Certain of our contractual arrangements with customers and suppliers qualify as leasing arrangements. These leasing arrangements consist principally of our Acetic Acid Production Agreement with BP Chemicals and a supply agreement with Praxair related to the purchase of hydrogen and carbon monoxide. Prior to January 1, 2011, our Plasticizers Production Agreement was also considered a leasing arrangement but, as noted above, our Plasticizers Production Agreement terminated on December 31, 2010. In anticipation of that termination, we accelerated depreciation on our plasticizers manufacturing unit, resulting in a net book value of zero as of December 31, 2010. Our Acetic Acid Production Agreement expires in 21 years and the initial term of our agreement with Praxair expires in approximately 5.5 years; however, this term automatically extends for two additional five year terms unless we elect to not renew this agreement for either or both of these additional terms. Each of these agreements is classified as an operating lease.
     The following schedule provides an analysis of the net book value of our plant, property and equipment under our operating lease with BP Chemicals as of December 31, 2010 (in thousands):

Machinery and equipment	$60,402
Other	1,035
Less: accumulated depreciation	(39,684)

$21,753

     The following is a schedule by year of minimum future rentals to be received under our operating lease with BP Chemicals as of December 31, 2010 (in thousands):

Year ending December 31:
2011	$4,875
2012	4,875
2013	4,875
2014	4,875
2015	4,875
Thereafter	2,843

$27,218

     The following schedule shows the composition of revenue derived from our operating leases with BP Chemicals and BASF prior to the termination of our Plasticizers Production Agreement (in thousands):

	Year ended December 31,
	2010	2009
Minimum rentals	$3,320	$3,260
Contingent rentals(1)	24,761	16,742

	$28,081	$20,002

(1)	Contingent rentals are primarily based on profit sharing.

     The following is a schedule by year of future minimum rental payments by us required under our operating lease with Praxair that has a remaining lease term in excess of one year as of December 31, 2010 (in thousands):

Year ending December 31:
2011	$7,751
2012	7,751
2013	7,751
2014	7,751
2015	7,751
Thereafter	4,521

$43,276

     The following schedule shows the composition of total rental expense for our operating lease with Praxair (in thousands):

	Year ended December 31,
	2010	2009
Minimum rentals	$7,751	$7,751
Contingent rentals(1)	411	—

	$8,162	$7,751

(1)	Contingent rentals are based on carbon monoxide purchases in excess of the minimum purchase requirement.
     We have entered into various non-cancelable long-term operating leases, including the lease of our corporate offices. Future minimum lease commitments for the lease of our corporate offices at December 31, 2010 are as follows: 2011 $0.3 million; 2012 $0.3 million; 2013 $0.2 million and thereafter zero. Beginning October 2010, we subleased approximately one-half of our corporate office space to a third party and we expect to receive $0.2 million of income in each of the next three years. Rent expense for our corporate offices was $0.3 million for each of the years ended December 31, 2010 and December 31, 2009, respectively.
11. Operating Segment and Sales Information
     Historically we have reported our operations through two segments: acetic acid and plasticizers. Effective December 31, 2010, our Plasticizers Production Agreement with BASF was terminated by BASF and we discontinued production of plasticizers for BASF. As a result, we have reported plasticizers for 2010 and 2009 in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the years ended December 31, 2010 and 2009 are presented in one reportable segment. Primarily all of our revenues and outstanding trade receivables in continuing operations are attributable to one customer.
12. Fair Value Measurements
Fair Value of Financial Instruments
     In accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the Accounting Standards Codification, the fair value of our financial instrument has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt are as follows:

	Year Ended December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
10.25% senior secured notes due April 2015	$119,428	$123,011	$125,000	$119,400

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
14. Series A Convertible Preferred Stock
     Under our Certificate of Incorporation, we are authorized to issue 125,000 shares of preferred stock, par value $0.01 per share. In December 2002, we authorized 25,000 shares and made an initial issuance of 2,175 shares of our Preferred Stock. Each share of our Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. Our Preferred Stock has a cumulative dividend rate of 4% per quarter of the liquidation value of the outstanding shares of our Preferred Stock, payable in additional shares of our Preferred Stock in arrears on the first business day of each calendar quarter. As shares of our Preferred Stock are convertible into shares of our common stock (currently on a one to 1,000 share basis), each dividend paid in additional shares of our Preferred Stock has a dilutive effect on our shares of common stock. Since the initial issuance of our Preferred Stock, we have issued an additional 5,498.160 shares of our Preferred Stock in dividends (convertible into 5,498,160 shares of our common stock).
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

	Year Ended December 31,
	2010	2009
Weighted average assumptions utilized in the Black-Scholes model include:
Risk-free interest rate	2.0%	2.7%
Volatility	111.2%	72.2%
Dividend yield	—	—
Expected term	5.0	5.0
     Our Preferred Stock is not currently redeemable or probable of redemption. If our Preferred Stock had been redeemed as of December 31, 2010, the redemption amount would have been approximately $20.3 million and would have been $21.1 million on January 3, 2011, the payment date for the last quarterly dividend in 2010. The liquidation value of the outstanding shares of our Preferred Stock as of December 31, 2010 was $101.8, million and was $105.8 million on January 3, 2011, the payment date for the last quarterly dividend grant in 2010.
15. Related Party Transactions
     Resurgence Asset Management, L.L.C. and its and its affiliates managed funds and accounts, or collectively Resurgence, has beneficial ownership of a substantial majority of the voting power of our equity securities due to its investment and disposition authority over securities owned by its and its affiliates’ managed funds and accounts. Currently, Resurgence has beneficial ownership in excess of 98% of our Preferred Stock and over 55% of our common stock, representing ownership of over 87% of the total voting power of our equity. Each share of our Preferred Stock is convertible at the option of the holder thereof at any time into 1,000 shares of our common stock, subject to adjustments. The holders of our Preferred Stock are entitled to designate a number of our directors roughly proportionate to their overall equity ownership, but in any event not less than a majority of our directors as long as they hold in the aggregate at least 35% of the total voting power of our equity. As a result, these holders have the ability to control our management, policies and financing decisions, elect a majority of our Board and control the vote on most matters presented to a vote of our stockholders. In addition, our shares of Preferred Stock, almost all of which are beneficially owned by Resurgence, carry a cumulative dividend rate of 4% per quarter, payable in additional shares of our Preferred Stock. Each dividend paid in additional shares of our Preferred Stock has a dilutive effect on our shares of common stock and increases the percentage of the total voting power of our equity beneficially owned by Resurgence. Preferred Stock dividends were 1,114.110 shares and 952.346 shares during 2010 and 2009, respectively. Three of our directors, Messrs. Daniel Fishbane, Karl Schwarzfeld and Philip Sivin, are currently employed by Resurgence or its affiliates. In addition, one of our former directors, Byron Haney, was employed by Resurgence during the period they served as a director on our Board of Directors. Pursuant to established policies of Resurgence, all director compensation earned by these directors was paid to Resurgence. During 2010 and 2009, we paid Resurgence an aggregate amount equal to $0.1 million for each year, related to director compensation for Messrs. Fishbane, Haney, Schwarzfeld and Sivin, along with reimbursement of an immaterial amount of direct, out-of-pocket expenses incurred in connection with services as directors.
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
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures; Management’s Annual Report on Internal Control over Financial Reporting. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.
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
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of (i) our internal control over financial reporting as of December 31, 2010 and (ii) our disclosure controls and procedures as of December 31, 2010. In making the assessment of the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on these evaluations:
•	our management, with the participation of the our Chief Executive Officer and our Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was effective at the reasonable assurance level; and

•	our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level December 31, 2010.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
     Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting for the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to the information responsive to Item 10 of this Part III contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 11. Executive Compensation
     Reference is made to the information responsive to Item 11 of this Part III contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Reference is made to the information responsive to Item 12 of this Part III contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     Reference is made to the information responsive to Item 13 of this Part III contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.
Item 14. Principal Accountant Fees and Services
     Reference is made to the information responsive to Item 14 of this Part III contained in our definitive proxy statement for our 2011 Annual Meeting of Stockholders which is hereby incorporated herein by reference in response to this item.

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

3.1 (a)	—
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
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary (incorporated herein by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

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

10.1	(a)	—
First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.1	(b)	—
Letter dated December 10, 2009 from Sterling Chemicals Inc. electing to terminate Amended and Restated Revolving Credit Agreement dated March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference from Exhibit 10.1(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

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

10.5		—
$5,000,000 Revolving Line of Credit for letters of credit from JP Morgan Chase Bank, N.A. to Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.5	(a)	—
Amendment to Line Letter dated as of September 30, 2010 between Sterling Chemicals, Inc. and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

Exhibit
Number		Description of Exhibit

10.6	—
Security Agreement dated September 13, 2010 between Sterling Chemicals, Inc. and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.7	—
Pledge Agreement dated September 13, 2010 between Sterling Chemicals, Inc. and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.8*		Second Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.9*		Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.10*	—	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.10(a)*
First Amendment to Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.8(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.11*	—	Fifth Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period September 30, 2010).

**10.12*	—	Amended and Restated Pension Plan.

10.13*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.13(a)*	—
First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.14*	—
Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.14(a)*	—
First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.15*	—	Sterling Chemicals, Inc. Savings and Investment Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period September 30, 2010).

**10.16*		2011 Bonus Plan.

10.17*	—	2010 Bonus Plan (incorporated herein by reference from Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.18*	—	2009 Bonus Plan (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed January 15, 2009).

Exhibit
Number		Description of Exhibit

10.19*	—	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.19(a)*	—
First Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.14(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.19(b)*	—
Second Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.18(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

**10.19(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.

10.20	—
Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

10.21*	—
Form of Indemnity Agreement between Sterling Chemicals, Inc. and each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

+10.22	—
2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.23	—
Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

+10.23 (a)	—
First Amendment to Third Amended and Restated Plasticizers Production Agreement dated effective as of July 1, 2009 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.24	—
License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

+10.25	—
Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated herein by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

10.26*	—
Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated as of June 16, 2009 but retroactively effective to May 27, 2008 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.26(a)*	—
First Amendment to Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova (incorporated herein by reference from Exhibit 10.26(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

Exhibit
Number		Description of Exhibit

14.1	—
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

Date: March 1, 2011
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ JOHN V. GENOVA John V. Genova	President, Chief Executive Officer and Director	March 1, 2011

Principal Financial Officer:

/s/ DAVID J. COLLINS David J. Collins	Senior Vice President and Chief Financial Officer Principal Financial Officer	March 1, 2011

Principal Accounting Officer:

/s/ CARLA E. STUCKY Carla E. Stucky	Vice President and Corporate Controller Principal Accounting Officer	March 1, 2011

/s/ RICHARD K. CRUMP Richard K. Crump	Director	March 1, 2011

/s/ JOHN W. GILDEA John W. Gildea	Director	March 1, 2011

/s/ DANIEL M. FISHBANE Daniel M. Fishbane	Director	March 1, 2011

/s/ KARL W. SCHWARZFELD Karl W. Schwarzfeld	Director	March 1, 2011

/s/ PHILIP M. SIVIN Philip M. Sivin	Director	March 1, 2011

/s/ JOHN L. TEEGER John L. Teeger	Director	March 1, 2011

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1	—
Second Amended and Restated Certification of Incorporation of Sterling Chemicals, Inc. (incorporated herein by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed on April 15, 2008).

3.1 (a)	—
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
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated March 29, 2007 made by Sterling Chemicals, Inc., Trustor, to Stanley Keeton, an Individual Trustee, for the benefit of U. S. Bank National Association, as Collateral Agent, Beneficiary (incorporated herein by reference from Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

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

Exhibit
Number			Description of Exhibit

10.1	(a)	—
First Amendment to Amended and Restated Revolving Credit Agreement dated as of November 7, 2008 among Sterling Chemicals, Inc., The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders and the Lenders (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.1	(b)	—
Letter dated December 10, 2009 from Sterling Chemicals Inc. electing to terminate Amended and Restated Revolving Credit Agreement dated March 29, 2007 by and among Sterling Chemicals, Inc. and Sterling Chemicals Energy, Inc., as Borrowers, the various financial institutions as are or may become parties thereto from time to time, as the Lenders, and The CIT Group/Business Credit, Inc., as the Administrative Agent for the Lenders, and Wachovia Bank, National Association, as Documentation Agent (incorporated herein by reference from Exhibit 10.1(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

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

10.5		—
$5,000,000 Revolving Line of Credit for letters of credit from JP Morgan Chase Bank, N.A. to Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.5	(a)	—
Amendment to Line Letter dated as of September 30, 2010 between Sterling Chemicals, Inc. and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.6		—
Security Agreement dated September 13, 2010 between Sterling Chemicals, Inc. and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.7		—
Pledge Agreement dated September 13, 2010 between Sterling Chemicals, Inc. and JPMorgan Chase Bank, N.A. (incorporated herein by reference from Exhibit 3.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

10.8*			Second Amended and Restated 2002 Stock Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.9*			Long-Term Incentive Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

Exhibit
Number		Description of Exhibit

10.10*	—	Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.10(a)*
First Amendment to Fifth Amended and Restated Key Employee Protection Plan (incorporated herein by reference from Exhibit 10.8(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.11*	—	Fifth Amended and Restated Severance Pay Plan (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period September 30, 2010).

**10.12*	—	Amended and Restated Pension Plan.

10.13*	—	Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

10.13(a)*	—
First Amendment to Sterling Chemicals, Inc. Pension Benefit Equalization Plan (incorporated herein by reference from Exhibit 10.9(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.14*	—
Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1989 (SEC File Number 1-10059)).

10.14(a)*	—
First Amendment to Sterling Chemicals, Inc. Amended and Restated Supplemental Employee Retirement Plan (incorporated herein by reference from Exhibit 10.10(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.15*	—	Sterling Chemicals, Inc. Savings and Investment Plan (incorporated herein by reference from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period September 30, 2010).

**10.16*		2011 Bonus Plan.

10.17*	—	2010 Bonus Plan (incorporated herein by reference from Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.18*	—	2009 Bonus Plan (incorporated herein by reference from Exhibit 10.1 to our Form 8-K filed January 15, 2009).

10.19*	—	Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

10.19(a)*	—
First Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.14(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.19(b)*	—
Second Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan (incorporated herein by reference from Exhibit 10.18(b) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

**10.19(c)*	—	Third Amendment to the Sterling Chemicals, Inc. Comprehensive Welfare Benefit Plan.

10.20	—
Articles of Agreement between Sterling Chemicals, Inc., its successors and assigns, and Texas City, Texas Metal Trades Council, AFL-CIO Texas City, Texas, May 1, 2007 to May 1, 2012 (incorporated herein by reference from Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

Exhibit
Number		Description of Exhibit

10.21*	—
Form of Indemnity Agreement between Sterling Chemicals, Inc. and each of its officers and directors (incorporated herein by reference from Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (SEC File Number 333-04343-01)).

+10.22	—
2008 Amended and Restated Production Agreement dated effective as of January 1, 2008 between BP Amoco Chemical Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2008).

+10.23	—
Third Amended and Restated Plasticizers Production Agreement dated effective as of April 1, 2008 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on July 25, 2008).

+10.23 (a)	—
First Amendment to Third Amended and Restated Plasticizers Production Agreement dated effective as of July 1, 2009 between BASF Corporation and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009).

10.24	—
License Agreement dated August 1, 1986 between Monsanto Company and Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 10.25 to our Registration Statement on Form S-1 (Registration No. 33-24020)).

+10.25	—
Agreement for the Exclusive Supply of Styrene by and between Sterling Chemicals, Inc. and NOVA Chemicals Inc., dated September 17, 2007 (incorporated herein by reference from Exhibit 10.20 to Amendment No. 1 to our Form S-4 Registration Statement (Registration No. 333-145803)).

10.26*	—
Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova, dated as of June 16, 2009 but retroactively effective to May 27, 2008 (incorporated herein by reference from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.26(a)*	—
First Amendment to Amended and Restated Employment Agreement between Sterling Chemicals, Inc. and John V. Genova (incorporated herein by reference from Exhibit 10.26(a) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

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

Exhibit
Number		Description of Exhibit

99.2	—	Compensation Committee Charter of Sterling Chemicals, Inc. (incorporated herein by reference from Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*	Management contracts or compensatory plans or arrangements.

**	Filed or furnished herewith.

+	Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.