Form 10-Q
period 2011-03-31
STERLING CHEMICALS INC
filed 2011-05-13
CIK 1014669

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     As of April 30, 2011, Sterling Chemicals, Inc. had 2,828,460 shares of common stock outstanding.

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
     Other sections of this Form 10-Q and our other filings with the Securities and Exchange Commission, or the SEC, including, without limitation, our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or our Annual Report, include additional factors that could adversely affect our business, results of operations or financial performance. See “Risk Factors” contained in Item 1A of Part I of our Annual Report. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements. Forward-looking statements included in this Form 10-Q are made only as of the date of this Form 10-Q and are not guarantees of future performance. Although we believe that the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.
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

STERLING CHEMICALS, INC.
INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 6.	Exhibits	20
EX-10.1
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Sterling Chemicals, Inc.
     We have reviewed the accompanying condensed consolidated balance sheet of Sterling Chemicals, Inc. and its subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of the Company as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
/s/ GRANT THORNTON LLP
Houston, Texas
May 13, 2011

PART I.
FINANCIAL INFORMATION
Item 1. Financial Statements
STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in Thousands, Except Share Data)

	Three months ended March 31,
	2011	2010

Revenues	$25,951	$26,682
Cost of goods sold	22,822	23,522

Gross profit	3,129	3,160
Selling, general and administrative expenses	3,047	2,894
Impairment of long-lived assets	—	290
Interest and debt related expenses	3,126	3,607
Interest income	(92)	(49)
Other income	(12,802)	(76)

Income (loss) from continuing operations before income tax	9,850	(3,506)
Income tax expense (benefit)	519	(1,227)

Income (loss) from continuing operations	$9,331	$(2,279)
Income from discontinued operations, net of tax expense of zero and $1,756, respectively	2,330	3,262

Net income	$11,661	$983
Preferred stock dividends	4,681	4,455

Net income (loss) attributable to common stockholders	$6,980	$(3,472)

Income (loss) per share of common stock attributable to common stockholders, basic and diluted:
Income (loss) from continuing operations	$1.65	$(2.38)
Income from discontinued operations, net of tax	0.82	1.15

Basic and diluted income (loss) per share	$2.47	$(1.23)

Weighted average shares outstanding:
Basic and diluted	2,828,460	2,828,460
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)

	March 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$106,070	$121,281
Short-term investments	—	9,000
Accounts and other receivables, net of allowance of $18 and $18, respectively	25,786	10,981
Inventories, net	3,620	3,756
Prepaid expenses and other current assets	1,496	2,424
Assets of discontinued operations, net	63	306

Total current assets	137,035	147,748

Property, plant and equipment, net	55,302	55,743
Other assets, net	3,303	3,908

Total assets	$195,640	$207,399

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY IN ASSETS

Current liabilities:
Accounts payable	$9,755	$8,832
Accrued liabilities	15,059	18,850
Liabilities of discontinued operations	12,382	12,382

Total current liabilities	37,196	40,064

Long-term debt	104,428	119,428
Long-term liabilities	40,239	42,678
Long-term liabilities of discontinued operations	7,533	10,628
Commitments and contingencies (Note 4)
Redeemable preferred stock	157,403	152,722
Stockholders’ deficiency in assets:
Common stock, $.01 par value (shares authorized 100,000,000; shares issued and outstanding 2,828,460)	28	28
Additional paid-in capital	84,496	89,153
Accumulated deficit	(213,110)	(224,771)
Accumulated other comprehensive loss	(22,573)	(22,531)

Total stockholders’ deficiency in assets	(151,159)	(158,121)

Total liabilities and stockholders’ deficiency in assets	$195,640	$207,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$11,661	$983
Adjustments to reconcile net income to net cash from operating activities:
Stock compensation expense	24	24
Bad debt expense	—	21
Benefit plan curtailment gain	(374)	(115)
Depreciation and amortization	2,452	3,041
Interest amortization	194	432
Amortization of deferred revenue	(3,096)	(4,280)
Impairment of long-lived assets	—	290
Gain on disposal of property, plant and equipment	(74)	(15)
Loss (gain) on purchase of Senior Secured Notes	972	(6)
Other	15	13
Change in assets/liabilities:
Accounts and other receivables	(14,562)	838
Inventories	121	(21)
Prepaid expenses and other current assets	928	823
Other assets	2	(21)
Accounts payable	901	(3,310)
Accrued liabilities	(3,791)	(409)
Long-term liabilities	(2,106)	1,609

Net cash from operating activities	(6,733)	(103)

Cash flows from investing activities:
Capital expenditures for property, plant and equipment	(2,304)	(577)
Net proceeds from the sale of property, plant and equipment	389	15
Redemption of short-term investments	9,000	—

Net cash from investing activities	7,085	(562)

Cash flows from financing activities:
Purchase of Senior Secured Notes	(15,563)	(1,925)

Net cash from financing activities	(15,563)	(1,925)

Net decrease in cash and cash equivalents	(15,211)	(2,590)
Cash and cash equivalents — beginning of year	121,281	123,778

Cash and cash equivalents — end of period	$106,070	$121,188

Supplemental disclosures of cash flow information:
Interest paid	$651	$129
Interest income received	92	49
Cash received for income taxes	—	598
The accompanying notes are an integral part of the condensed consolidated financial statements.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Accounting Policies
     The accompanying (a) condensed consolidated balance sheet as of December 31, 2010, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and reflect all adjustments (including normal recurring accruals) which, in our opinion, are considered necessary for the fair presentation of the results for the periods presented. The results of operations and cash flows for the periods presented are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report.
Reclassifications
     We have reclassified amounts on the condensed consolidated statement of cash flows between other assets and prepaid expenses and other current assets to reconcile net income to net cash from operating activities for the three-month period ended March 31, 2010.
Per Share Data
     Basic and diluted income (loss) per share applicable to common stock attributable to common stockholders is computed using the weighted average number of common shares outstanding during the period. Shares used in calculating basic and diluted loss per share exclude common stock equivalents for stock-based compensation and Series A Convertible Preferred Stock, or our Preferred Stock, as these common stock equivalents are antidilutive. In future periods, if we report net income attributable to common stockholders and the common stock equivalents for our stock-based compensation and Preferred Stock are dilutive, the common stock equivalents will be included in the weighted average shares computation and dividends related to our Preferred Stock will be added back to net income attributable to common stockholders to calculate diluted earnings per share.
2. Discontinued Operations
     On November 11, 2009, BASF Corporation, or BASF, elected to terminate our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement, effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF, in January 2011, a $1.0 million deposit BASF previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010. Under our Plasticizers Production Agreement, we were required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF if we did not elect on or before March 31, 2011 to permanently close our plasticizers production unit. This undepreciated capital amount was determined as of the end of the original term of our Plasticizers Production Agreement, was based on a straight line, 8-year life and was estimated to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, on April 4, 2011, we entered into an agreement with BASF under which we paid BASF $0.8 million in exchange for the right to make this election on or before July 10, 2011 in order to provide us with more time to determine our future plans for our plasticizers business. Under this arrangement, if we provide written notice to BASF of our election to permanently close our plasticizers production unit on or before July 10, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF for undepreciated capital. However, in the event that we do not elect, on or before July 10, 2011, to permanently close our plasticizers production unit, we will be required to pay

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
BASF $2.6 million, exclusive of the $0.8 million paid to BASF in April 2011, for all of the undepreciated capital on the earlier of December 31, 2011, and the date that is 30 days after we restart our plasticizers production unit.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business and cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, as a result of the workforce reduction, we recorded a curtailment gain of $0.4 million for our benefit plans. We have incurred approximately $0.4 million in shutdown and decontamination costs during the first quarter of 2011 and expect to incur approximately $0.2 million before the end of the third quarter of 2011. The costs and timing for dismantling our plasticizers facility are unknown at this time but we do not expect these costs to be significant. The loss of our Plasticizers Production Agreement has had and will likely continue to have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business, our prospects for future business development projects for the site and our current cash balance, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and “Risk Factors” in our Annual Report.
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
     As a result of our plasticizers and styrene facilities being shut down, we do not currently have any significant continued involvement in these businesses and have, therefore, reported the operating results from these businesses as discontinued operations in our consolidated financial statements. The carrying amounts of assets and liabilities related to discontinued operations as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in Thousands)

Assets of discontinued operations:
Accounts receivable, net	$63	$306

Total assets of discontinued operations	$63	$306

Liabilities of discontinued operations:
Liabilities of discontinued operations(1)	$12,382	$12,382
Long-term liabilities of discontinued operations(2)	7,533	10,628

Total liabilities of discontinued operations	$19,915	$23,010

(1)	Current portion of deferred income from the INEOS NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method.

(2)	Long-term portion of deferred income from the INEOS NOVA supply agreement that is being amortized over the contractual non-compete period of five years using the straight-line method.
     Revenues and income before income taxes from discontinued operations for the three months ended March 31, 2011 and 2010 are presented below:

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Three months ended March 31,
	2011	2010
	(Dollars in Thousands)

Revenues	$3,213	$9,523
Income before income taxes	2,330	5,018
3. Long-Term Debt
     On March 29, 2007, we completed a private offering of $150.0 million aggregate principal amount of our Secured Notes pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture dated March 29, 2007 among us, Sterling Energy, as guarantor, and U.S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy.
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
     In the first quarter of 2010, we purchased $2.0 million in aggregate principal amount of our Secured Notes, at a discount of $0.1 million, for $1.9 million in cash in the open market. The discount of $0.1 million and the $0.1 million in expense we recognized from writing off a pro rata portion of the related debt issue costs of our Secured Notes resulted in a gain of less than $0.1 million on the purchase of our Secured Notes. In the first quarter of 2011, we purchased $15.0 million in aggregate principal amount of our Secured Notes at a premium of $0.6 million, for $15.6 million in cash in the open market. The $0.6 million premium plus the $0.4 million in expense we recognized from writing off a pro rata portion of the related debt issue costs of our Secured Notes resulted in a loss of $1.0 million on the purchase of our Secured Notes.
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

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
Our LC Facility initially had a one year term. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Since its inception, our LC Facility has been and continues to be secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. On September 20, 2010, we amended our LC facility to extend the initial term to April 30, 2011, and concurrently therewith entered into a Security Agreement and a Pledge Agreement with Chase, pursuant to which we granted Chase first priority liens on all of our accounts receivable, inventory and other specified assets to secure our obligations under our LC Facility. Effective April 30, 2011, we extended the term of our LC facility to April 30, 2012. As of March 31, 2011, there were $3.3 million in standby letters of credit issued under our LC facility.
Debt Maturities
     Our Secured Notes, which had an aggregate outstanding principal balance of $104.4 million outstanding as of March 31, 2011, are due on April 1, 2015.
4. Commitments and Contingencies
Product Contracts:
     We have a long-term agreement which provides for the dedication of 100% of our production of acetic acid to one customer. Prior to the termination of our Plasticizers Production Agreement with BASF effective December 31, 2010, 100% of our production of plasticizers was dedicated to one customer. See Note 7 for more information.
Legal Proceedings:
     On July 5, 2005, Patrick B. McCarthy, an employee of Kinder-Morgan, Inc., or Kinder-Morgan, was seriously injured at Kinder-Morgan’s facilities near Cincinnati, Ohio, while attempting to offload a railcar containing one of our plasticizers products. On October 28, 2005, Mr. McCarthy and his family filed a suit in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0509 144) against us and six other defendants. During the case, five of the other defendants were dismissed. The plaintiffs sought in excess of $42 million in alleged compensatory and punitive damages from the defendants in the aggregate. On May 7, 2009, the jury found that we had not been negligent in connection with the incident and rendered a take nothing verdict in favor of the defendants. On June 24, 2009, the plaintiffs filed a motion for judgment notwithstanding the verdict or, in the alternative, a new trial and, on September 4, 2009, the Court denied plaintiffs’ motion for judgment notwithstanding the verdict but granted plaintiffs’ motion for a new trial. We and the other remaining defendant appealed that order, as well as other orders issued during the trial. On February 25, 2011, the appeals court rendered its decision reversing the order of the trial court granting a new trial and ordering that the case be remanded to the trial court with instructions to reinstate the jury’s verdict in our favor. The plaintiffs did not appeal this ruling to the Ohio Supreme Court. After reinstatement of the jury verdict, on May 11, 2011, plaintiffs filed a second motion for a new trial. We believe that all, or substantially all, of any liability imposed upon us as a result of this suit and our related out-of-pocket costs and expenses will be covered by our insurance policies, subject to a $1.0 million deductible, which was met in January 2008. We do not believe that this incident will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
     On February 21, 2007, three retired employees of Sterling Fibers, Inc., one of our former subsidiaries, sued us, several of our benefit plans and the plan administrators for those plans in a class action suit, filed in the United States District Court, Southern District of Texas, Houston Division (Case No. H-07-0625). The plaintiffs allege that we were not permitted to increase their premiums for retiree medical insurance based on a provision contained in an asset purchase agreement between us, Sterling Fibers, Inc. and Cytec Industries Inc. and certain of its affiliates, or Cytec, that governed the purchase by Sterling Fibers, Inc. of Cytec’s acrylic fibers business in 1997. During our bankruptcy case in 2002, we and Sterling Fibers, Inc. specifically rejected this asset purchase agreement and the bankruptcy court approved that rejection. The plaintiffs claimed that we violated the terms of our benefit plans, breached fiduciary duties governed by the Employee Retirement Income Security Act and failed to comply with sections of the Bankruptcy Code dealing with retiree benefits, and sought damages, declaratory relief, punitive

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
damages and attorneys’ fees. A trial for this matter was held during the second week of November 2009 and, on July 1, 2010, the judge ruled for us on the merits and dismissed all of the plaintiffs’ claims. The plaintiffs filed an appeal on July 16, 2010. Briefing for this appeal was completed in the first quarter of 2011 and we do not expect oral arguments for the appeal. We are vigorously seeking affirmation of the trial judge’s rulings. We are unable to state at this time if a loss is probable or remote and are unable to determine the possible range of loss related to this matter, if any.
     We are subject to various other claims and legal actions that arise in the ordinary course of our business. We do not believe that any of these claims and actions, separately or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows, although we cannot guarantee that a material adverse effect will not occur.
5. Income Taxes
     During the first quarter of 2011 we recorded a net tax expense of $0.5 million compared to a net tax benefit for the first quarter of 2010 of $1.2 million for income taxes from continuing operations. For the first quarter of 2010, the tax benefit from continuing operations was generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. Our continuing operations effective tax rate for the three-month period ended March 31, 2011 was 5.3% and was lower than the 35% statutory tax rate primarily due to a reduction in valuation allowances. For the three-month period ended March 31, 2010 our effective tax rate was 35%.
6. Employee Benefits
     Net periodic pension costs consisted of the following components:

	Three months ended March 31,
	2011	2010
	(Dollars in Thousands)

Interest cost	$1,642	$1,745
Expected return on plan assets	(1,303)	(1,160)
Amortization	205	191

Net pension cost	$544	$776

     Other postretirement benefits consisted of the following components:

	Three months ended March 31,
	2011	2010
	(Dollars in Thousands)

Service cost	$7	$10
Interest cost	80	95
Prior service costs	(544)	(544)
Curtailment gain	(374)	(115)

Net plan benefit	$(831)	$(554)

     During the first quarter of 2011 and 2010, we announced and completed reductions in our work force and as a result we recorded a curtailment gain of $0.4 million and $0.1 million, respectively, under our retiree medical plans.
     Total pension contributions of $6.1 million were paid during the first quarter of 2011. We do not expect to pay any further pension contributions in 2011.

STERLING CHEMICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
7. Operating Segment and Sales Information
     Historically, we reported our operations through two segments: acetic acid and plasticizers. Effective December 31, 2010, our Plasticizers Production Agreement with BASF was terminated by BASF and we discontinued production of plasticizers for BASF. As a result, we have reported plasticizers for 2011 and 2010 in discontinued operations and, as such, the financial statement information provided in this report for continuing operations for the quarters ended March 31, 2011 and 2010 are presented in one reportable segment. Primarily all of our revenues and outstanding trade receivables in continuing operations are attributable to one customer.
8. Fair Value Measurements
Fair Value of Financial Instruments
     The fair value of our financial instruments has been estimated in accordance with GAAP. The fair value of our fixed rate long-term debt is estimated based on quoted market prices or prices quoted from third-party financial institutions. The carrying and fair values of our long-term debt are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
10.25% senior secured notes due April 2015	$104,428	$108,605	$119,428	$123,011
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
Business Overview
     We are a Delaware Corporation formed in 1986 to acquire a petrochemicals manufacturing facility located in Texas City, Texas, or our Texas City facility, that was previously owned by Monsanto Company. We are a producer of select petrochemicals used to manufacture a wide array of consumer goods and industrial products. Until 2011, our primary products included acetic acid and plasticizers. All of our plasticizers were historically produced for BASF Corporation, or BASF, pursuant to the terms of our Third Amended and Restated Plasticizers Production Agreement, or our Plasticizers Production Agreement. However, on November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement effective as of December 31, 2010. As our plasticizers facility is currently idle, acetic acid is currently our only primary product.
     Our Texas City facility is strategically located on Galveston Bay and benefits from a deep-water dock capable of handling ships with up to a 40-foot draft, as well as four barge docks and direct access to the Union Pacific and Burlington Northern Santa Fe railways with in-motion rail scales on site. Our Texas City facility also has truck loading racks, weigh scales, stainless and carbon steel storage tanks, 160 acres of available land zoned for heavy industrial use, 30 acres of additional land zoned for light industrial use and a supportive political environment for growth. Prior to the sale of 150 tons of perpetual nitrogen oxide, or NOx, allowances under the Texas Commission on Environmental Quality, or TCEQ, Mass Emissions Cap and Trade Program which apply to the eight county Houston-Galveston-Brazoria, Texas nonattainment area for $12.8 million, we had 240 excess tons available to be sold or used for development projects. We presently have 90 excess tons which could be sold or used for development projects. We are in the heart of one of the largest petrochemical complexes on the Gulf Coast and, as a result, have on-site access to a number of raw material pipelines, as well as close proximity to a number of large refinery complexes. Given our under-utilized infrastructure and our management, operational and engineering expertise, as well as our ample unoccupied land, we believe that there are significant opportunities for further development of our Texas City facility. We are currently pursuing numerous initiatives to attract new manufacturing, distribution or storage related businesses. Specifically, we are seeking long-term contractual business arrangements or partnerships that will provide us with an ability to realize the value of our under-utilized assets through profit sharing, operating fees or other revenue generating arrangements. For development projects that may have significant capital expenditure requirements, we are considering joint ventures or other arrangements where we would contribute certain of our assets, management and operational expertise to minimize our share of the capital costs. In any case, we expect any new facility constructed at our Texas City facility to lower the amount of overall fixed costs allocated to our operating unit and provide us with additional profit. In the third quarter of 2010, we entered into a contract involving the terminaling of methanol as a part of our strategy which we expect to begin producing revenues in the third quarter of 2011, although we do not expect this transaction to have a material affect on our business, financial results or cash flows. Similarly, in the first quarter of 2011, we entered into a contract involving the terminaling of crude oil as a part of our strategy. In accordance with the contract terms, we received a payment of $0.5 million in April related to the lease and easement rights granted to the third party. We expect to begin generating operating revenues in the first quarter of 2012, although we do not expect this transaction to have a material affect on our business, financial results or cash flows.
     The acetic acid we produce is used primarily to manufacture vinyl acetate monomer which is used in a variety of products related to construction materials and automotive parts, such as adhesives, surface coatings, polyester fibers and films, and to manufacture purified terephthalic acid, which is used to produce plastic bottle resins. Pursuant to our 2008 Amended and Restated Acetic Acid Production Agreement, or our Acetic Acid Production Agreement, that extends through 2031, BP Amoco Chemical Company, or BP Chemicals, takes title and risk of loss to our acetic acid production at the time the acetic acid is produced. We entered into the initial version of our Acetic Acid Production Agreement with BP Chemicals in 1986, which has since been amended several times. We are BP Chemicals’ sole source of acetic acid production in the Americas. BP Chemicals markets all of the acetic acid that we produce and pays us, among other amounts, a portion of the profits derived from its sales of the acetic acid we produce. In addition, BP Chemicals reimburses us for 100% of our fixed and variable costs of production, other than specified indirect costs. We also jointly invest with BP Chemicals in capital expenditures related to our acetic acid facility in the same percentage as the portion of the profits we receive from BP Chemicals.
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
     Previously, our plasticizers business was comprised of two separate products: phthalate esters and phthalic anhydride, or PA, together commonly referred to as plasticizers. The types of plasticizers we produced are used to make flexible plastics, such as shower curtains, floor coverings, automotive parts and construction materials. Since our formation in 1986, we produced plasticizers exclusively for BASF pursuant to our Plasticizers Production Agreement, which was amended several times. Under our Plasticizers Production Agreement, BASF provided us with most of the required raw materials, marketed the plasticizers that we produced, made certain fixed quarterly payments to us and reimbursed us monthly for our actual production costs and capital expenditures related to our plasticizers facility.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective as of December 31, 2010. We were not subject to any early termination penalties in connection with BASF’s termination of our Plasticizers Production Agreement, although the termination of our Plasticizers Production Agreement did result in our refunding to BASF, in January 2011, a $1.0 million deposit BASF previously made to ensure prompt payment of amounts due under our Plasticizers Production Agreement. BASF, on the other hand, was required to pay us an early termination fee of $9.8 million, which we received on December 30, 2010. Under our Plasticizers Production Agreement, we were required to make payments to BASF for the undepreciated portion of past capital expenditures paid by BASF if we did not elect on or before March 31, 2011 to permanently close our plasticizers production unit. This undepreciated capital amount was determined as of the end of the original term of our Plasticizers Production Agreement, was based on a straight line, 8-year life and was estimated to be approximately $2.6 million, with approximately $1.0 million, $0.7 million, $0.6 million and $0.3 million potentially to be paid in 2011, 2012, 2013 and 2014, respectively. However, on April 4, 2011, we entered into an agreement with BASF under which we paid BASF $0.8 million in exchange for the right to make this election on or before July 10, 2011 in order to provide us with more time to determine our future plans for our plasticizers business. Under this arrangement, if we provide written notice to BASF of our election to permanently close our plasticizers production unit on or before July 10, 2011, the undepreciated capital expenditures paid by BASF for all capital projects will be deemed to be zero, and we will not be required to make any payments to BASF for undepreciated capital. However, in the event that we do not elect on or before July 10, 2011 to permanently close our plasticizers production unit, we will be required to pay BASF $2.6 million, exclusive of the $0.8 million paid to BASF in April 2011, for all of the undepreciated capital on the earlier of December 31, 2011, and the date that is 30 days after we restart our plasticizers production unit.
     We are still in the process of exploring and evaluating our commercial options with respect to continuing our plasticizers business and cannot currently predict the ultimate outcome or the success of continuing our plasticizers business. As our plasticizers facility is currently idle, we have begun implementing our plans for restructuring our operating costs to reflect the reduction in our operations. On January 7, 2011, as a result of the idled state of our plasticizers facility, together with additional reductions resulting from a sustainable cost management study, we announced and subsequently implemented a reduction of our salaried work force by 22 people and our hourly work force by 16 people and recognized $1.3 million of severance costs. Additionally, as a result of the workforce reduction, we recorded a curtailment gain of $0.4 million for our benefit plans. We have incurred approximately $0.4 million in shutdown and decontamination costs during the first quarter of 2011 and expect to incur approximately $0.2 million during the third quarter of 2011. The costs and timing for dismantling our plasticizers facility are unknown at this time but we do not expect these costs to be significant. The loss of our Plasticizers Production Agreement has had and will likely continue to have an adverse effect on our financial condition, results of operations and cash flows. However, due to our expected operating cash flow from our acetic acid business, our prospects for future business development projects for the site and our current cash balance, we do not believe that these effects will impact our ability to continue as a going concern. For a further description of our agreement with BASF, see “Plasticizers-BASF” under “Contracts” and “Risk Factors” in our Annual Report.
Recent Developments
     On March 14, 2011, we sold 150 tons of our perpetual NOx allowances for $12.8 million. These NOx allowances are under the TCEQ Mass Emissions Cap and Trade Program and apply to the eight county Houston-Galveston-Brazoria, Texas nonattainment area. As a result of the sale of 150 tons of our perpetual NOx allowances, we now have approximately 90 excess tons of perpetual NOx allowances that are available for sale or to be used in our development projects.
     On March 24, 2011 we entered into a contract involving the terminaling of crude oil at our Texas City facility. The agreement involves the use of three of our storage tanks and one of our barge docks. In accordance with the contract terms, in April 2011 we received a payment of $0.5 million for the lease and easement rights granted to the third party, which will be recognized as income in the second quarter of 2011. We expect to begin generating operating revenues in the first quarter of 2012.
Results of Operations
The following table sets forth key information about our financial results:

	Three months ended March 31,
	2011	2010
	(Dollars in Thousands)

Revenues	$25,951	$26,682
Cost of goods sold	22,822	23,522
Gross profit	3,129	3,160
Selling, general and administrative expenses	3,047	2,894
Impairment of long-lived assets	—	290
Interest and debt related expenses	3,126	3,607
Interest income	(92)	(49)
Other income	(12,802)	(76)
Income tax expense (benefit)	519	(1,227)
Income (loss) from continuing operations	9,331	(2,279)
Income from discontinued operations, net of tax expense of zero and $1,756, respectively	2,330	3,262
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Revenues and gross profit
     Our revenues from continuing operations decreased by $0.7 million, or 3%, in the first quarter of 2011 compared to the first quarter of 2010. This decrease was due to a $1.9 million decrease in cost reimbursements under our Acetic Acid Production Agreement, primarily due to lower natural gas prices in the first quarter of 2011 compared to the first quarter of 2010. This decrease was partially offset by a $0.4 million increase in revenue resulting from higher contribution margins for our acetic acid operations in the first quarter of 2011 compared to the first quarter of 2010 and the sale of our ammonia inventory for $0.8 million in the first quarter of 2011.

     Our gross profit from continuing operations decreased less than $0.1 million, or less than 1%, in the first quarter of 2011 compared to the first quarter of 2010. This decrease in gross profit was primarily due to $1.3 million of expense in the first quarter of 2011 related to our methanol terminaling project, partially offset by a $0.6 million increase in gross profit from our ammonia terminaling operations resulting from the gain on sale of our ammonia inventory to Ascend of $0.5 million, and a $0.4 million increase in revenue due to higher contribution margins from our acetic acid operations.
     Impairment of long-lived assets
     We did not recognize any impairments during the first quarter of 2011. The impairment we recorded in the first quarter of 2010 consisted of a $0.3 million impairment charge to reduce the carrying value of one of our turbo generator units, which we have classified as a spare, to its net realizable value.
     Interest and debt related expenses
     Our interest and debt related expenses decreased by $0.5 million, or 13%, in the first quarter of 2011 compared to the first quarter of 2010. This decrease was primarily due to interest savings of $0.2 million arising out of our purchase of $45.6 million in aggregate principal amount of our 10-1/4% Senior Secured Notes due 2015, or our Secured Notes, over the period November 2009 through March 2011. In addition, we wrote off $0.2 million of debt issue costs associated with the termination of our Revolving Credit Agreement, or our revolving credit facility, with The CIT Group/Business Credit, Inc., as administrative agent and a lender, and certain other lenders, as of January 2010, the effective termination date of our revolving credit facility.
     Other income
     Other income increased by $12.7 million, or greater than 100%, in the first quarter of 2011 compared to the first quarter of 2010. This increase was primarily due to the sale of 150 tons of our perpetual NOx allowances for $12.8 million, offset by broker’s fees of $0.4 million, and $1.3 million of increased insurance proceeds, both in the first quarter of 2011. This increase was partially offset by a $1.0 million loss on debt extinguishment in the first quarter of 2011.
     Income tax expense (benefit)
     During the first quarter of 2011, we recorded a net tax expense of $0.5 million compared to a net tax benefit for the first quarter of 2010 of $1.2 million for income taxes from continuing operations. For the first quarter of 2010, the tax benefit from continuing operations was generated by utilizing income in discontinued operations to recognize a portion of the benefit from losses generated in continuing operations. For the three-month periods ended March 31, 2011 and March 31, 2010, our continuing operations effective tax rate was 5.3% and 35%, respectively.
     Income from discontinued operations, net of tax
     Income from our discontinued operations, net of tax, decreased $0.9 million, or 29%, in the first quarter of 2011 compared to the first quarter of 2010. This decrease was primarily due to the closure of our plasticizers business on December 31, 2010, which had been in operation during the first quarter of 2010 and contributed $2.0 million of gross profit to discontinued operations partially offset by $1.8 million of related tax expense, compared to the incurrence of approximately $0.4 million in decontamination costs and $0.5 million of severance in the first quarter of 2011, resulting in a $0.8 million loss during the first quarter of 2011.
Liquidity and Capital Resources
General
     Our working capital was $99.8 million as of March 31, 2011, a decrease of $7.9 million from our working capital of $107.7 million as of December 31, 2010. This decrease was primarily due to the purchase of $15.0 million in aggregate principal amount of our Secured Notes for $15.6 million, a $0.8 million decrease in prepaid insurance due to expense recognition, a $3.0 million increase in accrued interest, capital expenditures of $2.3 million, $1.3 million in severance payments, a $1.4 million reclassification from long-term pension liability to short-term pension liability, $1.3 million in cost related to our methanol project, a $1.3 million reclassification from long-term incentive plan liability to current portion of long-term incentive plan liability, a $0.5 million accrual for variable compensation, a $0.5 million accrual for state income tax, $0.3 million in net benefit payments and a property tax accrual of $0.3 million. Partially offsetting this decrease was an increase in cash for a $1.1 million insurance reimbursement and the sale of 150 tons of our perpetual NOx allowances for $12.8 million, offset by broker’s fees of $0.4 million and a $6.6 million accrual for profit sharing revenue.
     Our liquidity was $106.1 million as of March 31, 2011, a decrease of $24.2 million from our liquidity of $130.3 million as of December 31, 2010. This decrease was primarily due to the $6.1 million pension contribution we made in the first quarter of 2011, capital expenditures of $2.3 million, and our purchase of $15.0 million in aggregate principal amount of our Secured Notes in 2010 for $15.6 million. We periodically review the balance of our cash on hand in light of our strategic objectives and the restrictions on the use of cash contained in the indenture for our Secured Notes. As opportunities arise, we intend to utilize our cash as circumstances warrant, possibly in material amounts, to fund all or a portion of the purchase price of mergers or acquisitions, engage in project development work, make contributions to our defined benefit plans or purchase our outstanding Secured Notes on the open market, in privately negotiated transactions, or otherwise.
     On November 11, 2009, BASF elected to terminate our Plasticizers Production Agreement, effective as of December 31, 2010. Revenues and gross profit generated from our plasticizers operations in the first quarter of 2010 were $6.4 million and $2.0 million, respectively. The termination of our Plasticizers Production Agreement has had and will likely continue to have an adverse effect on our liquidity. However, we believe that our expected operating cash flow from our acetic acid business and our current cash balance will provide adequate liquidity for the foreseeable future.
     We invest our excess cash in various investments. Our cash is invested in money market funds and certificates of deposit. However, we may invest cash in other high quality, highly liquid cash equivalents from time to time.
Debt
     On March 29, 2007, we completed a private offering of $150.0 million aggregate principal amount of Secured Notes pursuant to a Purchase Agreement among us, Sterling Chemicals Energy, Inc., or Sterling Energy, one of our former wholly-owned subsidiaries, and Jefferies & Company, Inc. and CIBC World Markets Corp., as initial purchasers. In connection with that offering, we entered into an indenture dated March 29, 2007 among us, Sterling Energy, as guarantor, and U.S. Bank National Association, as trustee and collateral agent. On May 6, 2008, Sterling Energy was merged with and into us. Upon consummation of the merger, Sterling Energy no longer had independent existence and, consequently, our Secured Notes are no longer guaranteed by Sterling Energy.
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

     In the first quarter of 2010, we purchased $2.0 million in aggregate principal amount of our Secured Notes, at a discount of $0.1 million, for $1.9 million in cash in the open market. The discount of $0.1 million and the $0.1 million in expense we recognized from writing off a pro rata portion of the related debt issue costs of our Secured Notes resulted in a gain of less than $0.1 million on the purchase of our Secured Notes. In the first quarter of 2011, we purchased $15.0 million in aggregate principal amount of our Secured Notes at a premium of $0.6 million, for $15.6 million in cash in the open market. The $0.6 million premium plus the $0.4 million in expense we recognized from writing off a pro rata portion of the related debt issue costs of our Secured Notes resulted in a loss of $1.0 million on the purchase of our Secured Notes.
     On December 19, 2002, we entered into our revolving credit facility. Under our revolving credit facility, we and Sterling Energy were co-borrowers and were jointly and severally liable for any indebtedness thereunder. On December 10, 2009, we elected to terminate our revolving credit facility effective January 24, 2010, due to our substantial cash reserves and low working capital needs. There were no penalties or termination fees payable by us in connection with the early termination of our revolving credit facility. The remaining associated debt issue costs of $0.2 million were written off as of the effective termination date.
     On January 31, 2010, we entered into a $5.0 million Revolving Line of Credit for letters of credit, or our LC Facility, with JPMorgan Chase Bank, N.A., or Chase, for the issuance of commercial and standby letters of credit. Our LC Facility initially had a one year term. Under our LC Facility, we pay Chase a fee of 1% per annum of the face amount of each outstanding letter of credit and an issuance fee of $500 for each letter of credit. Since its inception, our LC Facility has been and continues to be secured by $5.0 million in cash under an Assignment of Deposit Account Agreement between us and Chase. On September 20, 2010, we amended our LC facility to extend the initial term to April 30, 2011, and concurrently therewith entered into a Security Agreement and a Pledge Agreement with Chase, pursuant to which we granted Chase first priority liens on all of our accounts receivable, inventory and other specified assets to secure our obligations under our LC Facility. Effective April 30, 2011, we extended the term of our LC facility to April 30, 2012. As of March 31, 2011, there were $3.3 million in standby letters of credit issued under our LC facility.
     We continuously evaluate various transactions to enhance stakeholder value as opportunities arise. As part of our strategic goals, we are seeking to consummate strategic transactions, including, but not limited to, acquisitions of assets or businesses and the formation of joint ventures or other business combinations and other strategic alternatives. Although we do not currently have any commitments with respect to any strategic transactions, we may enter into such commitments in the future, which could, among other things, result in a material expansion of our existing operations or result in our entering into new lines of business. In addition, a strategic transaction could, among other things, result in the expenditure of a material amount of our funds or the issuance by us of a material amount of debt or equity securities. There can be no assurance that we will pursue any particular transaction or that any such transaction will be successful. See “Business Strategy” under “Business” in our Annual Report.
Cash Flow
     Net cash used in operations was $6.7 million during the first three months of 2011, a greater than 100% increase from the $0.1 million in net cash used in operations during the first three months of 2010. This increase in net cash used in operations was primarily due to a $6.1 million pension contribution made in the first quarter of 2011. Net cash provided by investing activities was $7.1 million during the first three months of 2011, a greater than 100% increase from the $0.6 million net cash used in investing activities during the first three months of 2010. This increase in net cash provided by investing activities was primarily due to the redemption of a short-term investment of $9.0 million in the first quarter of 2011 partially offset by higher capital expenditures of $1.7 million in the first quarter of 2011 primarily for our methanol terminaling project. Net cash used in financing activities was $15.6 million during the first three months of 2011 and $1.9 million during the first three months of 2010. This increase in net cash flow used in financing activities was primarily due to our purchase of $15.0 million in aggregate principal amount of our Secured Notes for $15.6 million in the first quarter of 2011 compared to our purchase of $2.0 million in aggregate principal amount of our Secured Notes for $1.9 million in the first quarter of 2010.
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
Item 4. Controls and Procedures
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
     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
     We believe that our financial statements contained in this Form 10-Q accurately present our financial condition, results of operations and cash flows in all material respects.
     Changes in Internal Controls over Financial Reporting. There have been no changes in our internal controls over financial reporting for the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II.
OTHER INFORMATION
Item 1. Legal Proceedings
     The information under “Legal Proceedings” in Note 4 to the condensed consolidated financial statements included in Item 1 of Part I of this report is hereby incorporated by reference.
Item 6. Exhibits
     Exhibits not incorporated by reference to a prior filing and filed or furnished herewith are designated by an “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description of Exhibit

10.1	—	Amended and Restated $5,000,000 Revolving Line of Credit for letters of credit from JPMorgan Chase Bank, N.A. to Sterling Chemicals, Inc.

15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

Exhibit
Number		Description of Exhibit

31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer.

32.1	—	Section 1350 Certification of the Chief Executive Officer.

32.2	—	Section 1350 Certification of the Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERLING CHEMICALS, INC. (Registrant)
Date: May 13, 2011	By	/s/ JOHN V. GENOVA
John V. Genova
President and Chief Executive Officer

Date: May 13, 2011	By	/s/ DAVID J. COLLINS
David J. Collins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

*10.1	—	Amended and Restated $5,000,000 Revolving Line of Credit for letters of credit from JPMorgan Chase Bank, N.A. to Sterling Chemicals, Inc.

*15.1	—	Letter of Grant Thornton LLP regarding unaudited interim financial information.

*31.1	—	Rule 13a-14(a) Certification of the Chief Executive Officer.

*31.2	—	Rule 13a-14(a) Certification of the Principal Financial Officer.

*32.1	—	Section 1350 Certification of the Chief Executive Officer.

*32.2	—	Section 1350 Certification of the Principal Financial Officer.

*	Filed or furnished herewith